Form 10QSB
period 2004-09-30
Rand Acquisition CORP
filed 2004-12-17
CIK 1294250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-50908
                                               ---------

                          Rand Acquisition Corporation
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                               20-1195343
           --------                                               ----------
(State or other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

              450 Park Avenue, 10th Floor, New York, New York 10022
              -----------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 644-3450
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |_|
No |X|

     As of December 14, 2004, 5,600,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

     Item 1 -Financial Statements (Unaudited):

       Balance Sheet                                                          3

       Statements of Operations                                               4

       Statements of Stockholders' Equity                                     5

       Statements of Cash Flows                                               6

        Notes to Financial Statements                                         7

     Item 2 - Management's Discussion and Analysis or Plan of Operation      11

     Item 3 - Controls and Procedures                                        12

Part II.  Other Information

     Item 2 - Changes in Securities and Small Business Issuer Purchases of
            Equity Securities                                                13

     Item 6 - Exhibits and Reports on Form 8-K                               13

Signatures                                                                   14

                                                               [GRAPHIC OMITTED]
                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET

                                                                     SEPTEMBER
                                                                      30, 2004
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSET - CASH                                                  $   2,989
--------------------------------------------------------------------------------

DEFERRED OFFERING COSTS                                                 106,890
--------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 109,879
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

ACCRUED EXPENSES                                                      $  16,710

NOTE PAYABLE, stockholder                                                70,000
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        86,710
--------------------------------------------------------------------------------

COMMITMENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value
         Authorized 1,000,000 shares; none issued
                                                                          --
     Common stock, $.0001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 1,000,000 shares                            100
     Additional paid-in capital                                          24,900
     Deficit accumulated during the development stage                    (1,831)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               23,169
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 109,879
================================================================================

                                    See Notes to Unaudited Financial Statements.

                                                               [GRAPHIC OMITTED]
                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS

                                                  Three months ended       For the period from June 2, 2004 (inception) to
                                                  September 30, 2004                     September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------

FORMATION AND OPERATING COSTS                           $      698                           $    1,831
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                $     (698)                          $   (1,831)
=============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                      1,000,000                            1,000,000
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                      $     (.00)                          $     (.00)
-----------------------------------------------------------------------------------------------------------------------------

                                     See Notes to Unaudited Financial Statements

                                                               [GRAPHIC OMITTED]
                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

For the period from June 2, 2004 (inception) to September 30, 2004

                                                                                             Deficit
                                                                                           Accumulated
                                                  Common Stock                            During the
                                           ------------------------   Addition paid-in     Development       Stockholders'
                                             Shares       Amount           capital            Stage              Equity
                                           -------------------------------------------------------------------------------

Common shares issued June 2, 2004 at
$.02857 per share                            875,000        $87            $24,913                              $25,000
Effect of 0.1428571 stock dividend
for each share of common stock
(See Note 6)                                 125,000         13                (13)
Net Loss                                                                                     $(1,831)            (1,831)
                                           -------------------------------------------------------------------------------

Balance at September 30, 2004              1,000,000       $100            $24,900           $(1,831)           $23,169
                                           ===============================================================================

                                                                              See Notes to Unaudited Financial Statements.

                                                               [GRAPHIC OMITTED]
                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS

                                                                                       For the period from June 2, 2004 (inception)
                                                                                                to September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                                                             $ (1,831)
     Increase in accrued expenses                                                                            1,110
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES
                                                                                                              (721)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note payable, stockholder                                                              $ 70,000
     Proceeds from sale of shares of common stock                                                           25,000
     Payment of costs of the proposed public offering                                                      (91,290)
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                    3,710
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                              2,989
Cash at beginning of period                                                                                     -
-----------------------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                                                     $  2,989
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non cash financing activity:

         Accrual of deferred offering costs                                                               $ 15,600
                                                                                                          ========

                                    See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  ORGANIZATION,              Rand Acquisition Corporation (the "Company") was
    BUSINESS                   incorporated in Delaware on  June 2, 2004 as a
    OPERATIONS AND             blank check company whose objective is to
    SIGNIFICANT                acquire an  operating business.
    ACCOUNTING POLICIES
                               At September Company had not yet commenced any
                               operations. All activity through September 30,
                               2004 relates to the Company's formation and the
                               proposed public offering described below. The
                               Company has selected December 31 as its fiscal
                               year-end.

                               The Company's ability to commence operations was
                               contingent upon obtaining adequate financial
                               resources through a proposed public offering
                               ("Offering") which was consummated on November 2,
                               2004 and is discussed in Note 6. The Company's
                               management has broad discretion with respect to
                               the specific application of the net proceeds of
                               this Offering, although substantially all of the
                               net proceeds of this Offering are intended to be
                               generally applied toward consummating a business
                               combination with an operating business ("Business
                               Combination"). Furthermore, there is no assurance
                               that the Company will be able to successfully
                               effect a Business Combination. Upon the closing
                               of the Offering, an aggregate of $23,736,000 was
                               deposited in a trust account ("Trust Account")
                               and will be invested in government securities
                               until the earlier of (i) the consummation of a
                               Business Combination or (ii) liquidation of the
                               Company. The remaining net proceeds (not held in
                               the Trust Account) may be used to pay for
                               business, legal and accounting due diligence on
                               prospective acquisitions and continuing general
                               and administrative expenses. The Company, after
                               signing a definitive agreement for the
                               acquisition of a target business, will submit
                               such transaction for stockholder approval. In the
                               event that stockholders owning 20% or more of the
                               shares sold in the Offering vote against the
                               Business Combination and exercise their
                               redemption rights described below, the Business
                               Combination will not be consummated. All of the
                               Company's stockholders prior to the Offering,
                               including all of the officers and directors of
                               the Company ("Initial Stockholders"), have agreed
                               to vote their 1,000,000 founding shares of common
                               stock in accordance with the vote of the majority
                               in interest of all other stockholders of the
                               Company ("Public Stockholders") with respect to
                               any Business Combination. After consummation of a
                               Business Combination, these voting safeguards
                               will no longer be applicable.

                               With respect to a Business Combination which is
                               approved and consummated, any Public Stockholder
                               who voted against the Business Combination may
                               demand that the Company convert his or her
                               shares. The per share conversion price will equal
                               the amount in the Trust Account as of the record
                               date for determination of stockholders entitled
                               to vote on the Business Combination divided by
                               the number of shares of

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               common stock held by Public Stockholders at the
                               consummation of the Offering. Accordingly, Public
                               Stockholders holding 19.99% of the aggregate
                               number of shares owned by all Public Stockholders
                               may seek conversion of their shares in the event
                               of a Business Combination. Such Public
                               Stockholders are entitled to receive their per
                               share interest in the Trust Account computed
                               without regard to the shares held by Initial
                               Stockholders.

                               The Company's Certificate of Incorporation
                               provides for mandatory liquidation of the Company
                               in the event that the Company does not consummate
                               a Business Combination within 18 months from the
                               date of the consummation of the Offering, or 24
                               months from the consummation of the Offering if
                               certain extension criteria have been satisfied.
                               In the event of liquidation, it is likely that
                               the per share value of the residual assets
                               remaining available for distribution (including
                               Trust Account assets) will be less than the
                               initial public offering price per share in the
                               Offering (assuming no value is attributed to the
                               Warrants contained in the Units sold in the
                               Offering discussed in Note 6).

                               Deferred income taxes are provided for the
                               differences between the bases of assets and
                               liabilities for financial reporting and income
                               tax purposes. A valuation allowance is
                               established when necessary to reduce deferred tax
                               assets to the amount expected to be realized.

                               The Company recorded a deferred income tax asset
                               for the tax effect of net operating loss
                               carryforwards and temporary differences,
                               aggregating approximately $620. In recognition of
                               the uncertainty regarding the ultimate amount of
                               income tax benefits to be derived, the Company
                               has recorded a full valuation allowance at
                               September 30, 2004.

                               The effective tax rate differs from the statutory
                               rate of 34% due to the increase in the valuation
                               allowance.

                               Loss per share is computed by dividing net loss
                               by the weighted-average number of shares of
                               common stock outstanding during the period.

                               The preparation of financial statements in
                               conformity with accounting principles generally
                               accepted in the United States of America requires
                               management to make estimates and assumptions that
                               affect the reported amounts of assets and
                               liabilities at the date of the financial
                               statements and the reported amounts of expenses
                               during the reporting period. Actual results could
                               differ from those estimates.

                               Management does not believe that any recently
                               issued, but not yet effective, accounting
                               standards if currently adopted would have a
                               material effect on the accompanying financial
                               statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.  DEFERRED OFFERING COSTS    Deferred offering costs consist principally of
                               legal, accounting and underwriting fees incurred
                               through the balance sheet date that are related
                               to the Offering and are charged to capital upon
                               the receipt of the capital raised.

3.  NOTE PAYABLE, STOCKHOLDER  The Company issued a $70,000 unsecured promissory note to an Initial Stockholder, who is also an
                               officer, on June 10, 2004. The note was
                               non-interest bearing and was payable on the
                               earlier of June 10, 2005 or the consummation of
                               the Offering. This amount was repaid in November
                               2004 out of the proceeds of the Offering.

4.  COMMITMENT                 The Company presently occupies office space
                               provided by an affiliate of an Initial
                               Stockholder. Such affiliate has agreed that,
                               until the acquisition of a target business by the
                               Company, it will make such office space, as well
                               as certain office and secretarial services,
                               available to the Company, as may be required by
                               the Company from time to time. The Company has
                               agreed to pay such affiliate $7,500 per month for
                               such services commencing on the effective date of
                               the Offering.

5.  PREFERRED STOCK            The Company is authorized to issue 1,000,000
                               shares of preferred stock with such designations,
                               voting and other rights and preferences as may be
                               determined from time to time by the Board of
                               Directors.

6.  SUBSEQUENT EVENTS          On October 7, 2004, the Company's Board of
                               Directors authorized a stock dividend of
                               0.1428571 shares of common stock for each
                               outstanding share of common stock. All references
                               to the number of shares of stock have been
                               retroactively restated to reflect this
                               transaction.

                               On November 2, 2004, the Company consummated the
                               Offering and sold 4,000,000 units raising gross
                               proceeds of $24,000,000. On November 3, 2004, the
                               Company sold an additional 600,000 Units

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               pursuant to the underwriters' over-allotment
                               option raising additional gross proceeds of
                               $3,600,000. Each Unit consists of one share of
                               the Company's common stock, $.0001 par value, and
                               two Redeemable Common Stock Purchase Warrants
                               ("Warrants"). Each Warrant entitles the holder to
                               purchase from the Company one share of common
                               stock at an exercise price of $5.00 commencing
                               the later of the completion of a Business
                               Combination or one year from the effective date
                               of the Offering and expiring four years from the
                               effective date of the Offering. The Warrants are
                               redeemable, upon prior written consent of
                               EarlyBirdCapital, Inc., at a price of $.01 per
                               Warrant upon 30 days' notice after the Warrants
                               become exercisable, only in the event that the
                               last sale price of the common stock is at least
                               $8.50 per share for any 20 trading days within a
                               30 trading day period ending on the third day
                               prior to the date on which notice of redemption
                               is given. In connection with the consummation of
                               the Offering, the Company issued, for $100, an
                               option to the representative of the underwriters
                               to purchase 300,000 Units at an exercise price of
                               $9.90 per Unit. The warrants underlying such
                               Units are exercisable at $6.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the
Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange
Commission.

         We were formed on June 2, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         For the period from June 2, 2004 (inception) through September 30,
2004, we had a net loss of $1,831, attributable to organization and formation expenses.

         We consummated our initial public offering on November 2, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of
$1,800,000 in underwriting discounts and commissions, and approximately
$1,050,000 was or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2%
of the gross proceeds. On November 3, 2004, the underwriters exercised their over-allotment option to sell an additional 600,000 units and raised an additional $3,600,000 of gross proceeds. We paid a total of approximately
$270,000 in underwriting discounts and commissions and $36,000 for costs and expenses. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,626,000, of which $23,736,000 was deposited into the trust account (or $5.16 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 2, 2006, assuming that a business combination is not consummated during that time. From November 2, 2004 through
November 2, 2006, we anticipate approximately $180,000 for the administrative fee payable to ProChannel Management LLC ("ProChannel") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $433,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

         Commencing on October 27, 2004 and ending upon the acquisition of a target business, we incur a fee from ProChannel, an affiliate of Laurence S.
Levy, our chairman of the board and chief executive officer, of $7,500 per month for providing us with office space and certain office and secretarial services.
In addition, in June 2004, Mr. Levy advanced an aggregate of $70,000 to us for payment on our behalf of offering expenses. This loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
SECURITIES

         On November 2, 2004, we consummated our initial public offering of
4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was
EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No.
333-117051). The Securities and Exchange Commission declared the registration statement effective on October 27, 2004.

         We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $1,050,000 has been or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters'
non-accountable expense allowance of 2% of the gross proceeds.

         On November 3, 2004, the underwriters exercised their over-allotment option to sell an additional 600,000 units. We paid a total of approximately
$270,000 in underwriting discounts and commissions and $36,000 for costs and expenses.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,626,000, of which $23,736,000 was deposited into a trust fund
(or $5.16 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  31.1 - Section 302 Certification by CEO

                  32.1 - Section 906 Certification by CEO

         (b) Reports on Form 8-K:

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RAND ACQUISITION CORPORATION

Dated:  December 14, 2004
                                                   /s/ Laurence S. Levy
                                                   -----------------------------
                                                   Laurence S. Levy
                                                   Chairman of the Board and
                                                   Chief Executive Officer

