Form 10KSB
period 2004-12-31
Rand Acquisition CORP
filed 2005-03-31
CIK 1294250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number 000-50908

RAND ACQUISITION CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	20-1195343
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
450 Park Avenue, 10th Floor New York, New York	10022
(Address of principal executive offices)	(zip code)

212-644-3450

(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 24, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $22,823,941.

As of March 30, 2005, there were 5,600,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Rand Acquisition Corporation is a blank check company formed on June 2, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,605,000, of which $23,736,000 was deposited into a trust fund and the remaining proceeds ($869,000) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used approximately $91,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was $23,804,261 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Our efforts in identifying a prospective target business will not be limited to a particular industry. Instead, we are focusing on various industries including logistics and distribution, infrastructure and manufacturing. We are concentrating on businesses that we believe are financially stable, are not likely to be subject to foreign competition or rapid technological change and have the opportunity for long-term growth.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and special advisor, as well as their affiliates may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	cash flow potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry by competitors;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December 31, 2004, the per-share conversion price would have been approximately $5.17. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

If we do not complete a business combination by April 27, 2006, or by October 27, 2006 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 27, 2006 but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by October 27, 2006, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2004 would have been approximately $5.17. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our directors have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

Laurence S. Levy, our chairman of the board and chief executive officer, is our only executive officer. Mr. Levy is not obligated to contribute any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.17 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.17 per share held in trust as of December 31, 2004 due to claims of creditors. If we liquidate before the completion of a business combination, our directors will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations.

Since we have not currently selected a particular target industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

Since we have not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 4,300,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Laurence S. Levy, our sole executive officer, is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If Mr. Levy's other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Some of our officers and directors are now, and may in the future become, affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Each of Laurence S. Levy, our chairman of the board and chief executive officer, and Isaac Kier, one of our directors, has contractual obligations that require them to present appropriate business opportunities to other entities prior to presenting them to us for our consideration. Additionally, due to our officers and directors existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For example, Mr. Levy has a pre-existing contractual and fiduciary obligation to Ozburn-Hessey Logistics, LLC, of which he is a director and consultant. Mr. Levy's contractual obligations include limiting his ability to present to us potential business combination partners in certain industries that we intend to focus on. Mr. Kier has a pre-existing contractual and fiduciary obligation to Tremisis Energy Acquisition Corporation, a blank check company similar to us, seeking to acquire an operating business in either the energy or environmental industries and their related infrastructures, as he is the secretary, treasurer and a member of the board of directors of Tremisis.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of December 31, 2004, we had $23,804,261 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 9,200,000 shares of common stock and an option to purchase 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by April 27, 2006, or by October 27, 2006 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;'

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our executive offices at 450 Park Avenue, 10th Floor, New York, New York 10022 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. We pay ProChannel Management a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols RAQCU, RAQC and RAQCW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on October 28, 2004 and since the common stock and warrants commenced public trading on November 10, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2005:
First Quarter*	7.36	6.50	5.70	5.07	1.03	0.69
2004:
Fourth Quarter	6.70	5.95	5.50	4.50	0.85	0.60

* Through March 24, 2005

Holders

As of March 30, 2005, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In June 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Laurence S. Levy	395,000
Natalie Lynn Levy Irrevocable Trust	100,000
Michael Benjamin Levy Irrevocable Trust	100,000
Jessica Rose Levy Irrevocable Trust	100,000
Isaac Kier	87,500
Falcon Partners Holdings, LLC	87,500
Jane Levy	5,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.029 per share. Each of Laurence S. Levy, the Natalie Lynn Levy Irrevocable Trust, Michael Benjamin Levy Irrevocable Trust and Jessica Rose Levy Irrevocable Trust subsequently transferred their shares to Rand Management LLC, an entity of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Laurence Levy's three minor children. In October 2004, our board of directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.025 per share.

Initial Public Offering

On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3,600,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-117051). The Securities and Exchange Commission declared the registration statement effective on October 27, 2004.

We paid a total of $2,070,000 in underwriting discounts and commissions and approximately $925,000 for other costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $24,605,000, of which $23,736,000 was deposited into a trust fund and the remaining proceeds ($869,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $68,261 in interest through December 31, 2004.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on June 2, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on November 2, 2004. All activity from June 2, 2004 through November 2, 2004 related to our formation and our initial public offering.

Net loss of $25,175 for the fiscal year ended December 31, 2004 consisted $34,357 for franchise and capital-based taxes, $16,293 for professional fees, $16,209 for rent and office, $9,500 for officer liability insurance and $5,384 for other formation and operating expenses. Interest income on the trust fund investment for the fiscal year ended December 31, 2004 was $56,568

$23,736,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $869,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2004, we had cash of $802,667, prepaid expenses of $57,750 and total liabilities of $60,002. We had working capital of $24,604,676 or $800,415, excluding investments held in trust of $23,804,261. We believe that we have sufficient available funds outside of the trust fund to operate through October 27, 2006, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We are obligated to pay to ProChannel Management LLC a monthly fee of $7,500 for general and administrative services. In addition, in June 2004, Laurence S. Levy advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in November 2004 out of proceeds of our initial public offering.

ITEM 7.    FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROL AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Laurence S. Levy	48	Chairman of the Board and Chief Executive Officer

Isaac Kier	51	Director

Sandeep D. Alva	43	Director

Laurence S. Levy has been our chairman of the board and chief executive officer since our inception. In June 1986, Mr. Levy co-founded Hyde Park Holdings, Inc., a private investment firm specializing in leveraged buyouts, and has been its chairman of the board since that date. In March 1991, Mr. Levy acquired Warehouse Associates L.P., a private logistics provider, and has served as its chairman of the board since that time. In April 1999, Mr. Levy and John Hancock Financial established PFI Resource Management LP and Mr. Levy has served as its manager since that date. PFI Resource Management is an investor in the Private Funding Initiative program in the United Kingdom which is privatizing state infrastructure assets. In October 1999, Mr. Levy, together with DLJ Real Estate Capital Partners II, formed a predecessor of Ozburn-Hessey Logistics, LLC. Since that time, Mr. Levy has served as a director of, and consultant to, Ozburn-Hessey Logistics, which is an independent logistics company. In January 2000, Mr. Levy, in partnership with John Hancock Financial, acquired Derby Industries LLC, a leading sub-assembler to the appliance industry. Since that time, Mr. Levy has served as chairman of the board of Derby Industries LLC. Since October 2002, Mr. Levy has been the chairman of the board, chief executive officer and president of Regency Affiliates Inc., an OTC Bulletin Board-listed holding company that holds interests in real estate, a power station and other assets. In December 2002, Mr. Levy, in partnership with Macquarie Bank, acquired Parking Company of America Airports LLC, an off-airport parking company. Since that time, Mr. Levy has served as a director of Parking Company of America Airports. From August 1991 until May 1999, Mr. Levy was chief executive officer of High Voltage Engineering Corporation, a diversified industrial and manufacturing company, and from March 1988 until January 2003 served as a member of its board of directors. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa, and an M.B.A. from Harvard University where he graduated as a Baker Scholar. He is also a Chartered Accountant (South Africa).

Isaac Kier has been a member of our board of directors since our inception. Since February 2000, Mr. Kier has served as a general partner of Coqui Capital Partners L.P., a venture capital firm, which invests primarily in early stage companies. Since October 1997, he has been a principal and managing partner of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. Since February 2004, he has also been the secretary and treasurer and a member of the board of directors of Tremisis Energy Acquisition Corporation, an OTC Bulletin Board-listed company formed for the purpose of acquiring an operating business in either the energy or environmental industry and their related infrastructures. Since October 2004, Mr. Kier has served as a member of the board of directors of Hana Biosciences Inc., an Over The Counter Bulletin Board listed biopharmaceutical company that aims to acquire, develop and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases. From 1987 to 1997, he served as the managing partner of the Alabama 8 Market, a non-wireline cellular licensee. From 1982 until its sale in 1995, Mr. Kier served as the chairman of the board and chief executive officer of Lida, Inc., a Nasdaq-listed company engaged in textile production and printing. Mr. Kier received a B.A. in Economics from Cornell University and a J.D. from George Washington University Law School.

Sandeep D. Alva has been a member of our board of directors since our inception. In July 2000, Mr. Alva founded Falcon Investment Advisors, LLC, a private equity investment firm providing subordinated debt and equity capital to middle market companies, and has been its managing director since its formation. From March 1991 to July 2000, Mr. Alva served as senior managing director and Mezzanine and Private Equity Team Leader of the John Hancock Bond & Corporate Finance Group, an affiliate of John Hancock Financial Services, Inc. Prior to that, he was a principal at Joseph, Littlejohn & Levy, a private equity investment firm, from December 1989 to March 1991. Mr. Alva received a Bachelor of Commerce degree from Bombay University, India, and an M.B.A. from Cornell University.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Sandeep D. Alva, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Isaac Kier, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Laurence S. Levy, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Special Advisor

Edward Levy has been a managing director of CIBC World Markets Corp. since August 1995, and co-head of CIBC World Markets Corp's Leveraged Finance Group since June 2001. Mr. Levy is on the CIBC World Markets Executive Management Committee. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Mr. Levy has been a member of the board of managers of Norcross Safety Products LLC, a reporting company under the Securities Exchange Act of 1934 engaged in the design, manufacture and marketing of branded products in the fragmented personal protection equipment industry, since June 1998. Since July 1999, he has also been a director of Booth Creek Ski Holdings, Inc., a reporting company under the Securities Exchange Act of 1934 that owns and operates six ski resort complexes encompassing nine separate resorts. Mr. Levy received a B.A. from Connecticut College. Mr. Levy is not related to Laurence S. Levy, our chairman and chief executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Laurence S. Levy filed one Form 4 late disclosing 12 transactions and Isaac Kier filed two Form 4s late disclosing a total of 11 transactions. Each of these late filings were to report the purchase of warrants by such individuals in order to satisfy the obligations of our directors pursuant to a contractual obligation between them and EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering, to purchase up to 1,000,000 warrants following our initial public offering.

Code of Ethics

In November 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Rand Acquisition Corporation, 450 Park Avenue, 10th Floor, New York, New York 10022.

ITEM 10.    EXECUTIVE COMPENSATION

Commencing October 27, 2004 and ending upon the acquisition of a target business, we will pay ProChannel Management, an affiliate of Laurence S. Levy, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2005 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Jane Levy(2)	800,000	(3)	14.3%
Laurence S. Levy	794,286	(4)	14.2%
Rand Management LLC	794,286	(4)	14.2%
David M. Knott(5)	752,000	(6)	13.4%
Hummingbird Management, LLC(7)	400,000	(8)	7.1%
Isaac Kier(9)	350,000	(10)	6.3%
Sandeep D. Alva(11)	100,000	(12)	1.8%
All directors and executive officers as a group (3 individuals)	1,244,286	(13)	22.2%

(1)	Unless otherwise indicated, the business address of each of the following is 450 Park Avenue, 10th Floor, New York, New York 10022.

(2)	The business address of Jane Levy is c/o Crossfields Capital Partners LLC, 4 Columbus Circle, 5th Floor, New York, New York 10019.

(3)	Represents 5,714 shares of common stock held by Ms. Levy and 794,286 shares of common stock held by Rand Management LLC of which the sole member is the Laurence Levy Irrevocable Trust, of which Ms. Levy is trustee.

(4)	Represents 794,286 shares of common stock held by Rand Management LLC of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Mr. Levy's three minor children. Jane Levy, Mr. Levy's sister, is the trustee for the trust. Does not include 800,000 shares of common stock issuable upon exercise of warrants held by Mr. Levy that are not currently exercisable and will not become exercisable within 60 days.

(5)	The business address of Mr. Knott is 485 Underhill Boulevard, Suite 205, Syosett, New York 11791.

(6)	Represents shares of common stock held by Knott Partners, L.P., Matterhorn Offshore Limited Fund, Shoshone Partners L.P. and Mr. Knott's spouse. The foregoing information was derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2005.

(7)	The business address of Hummingbird Management, LLC is 460 Park Avenue, 12th Floor, New York, New York 10022.

(8)	Represents shares of common stock held by The Hummingbird Value Fund, L.P., The Hummingbird Microcap Value Fund, L.P., and to The Hummingbird Concentrated Fund, L.P. Hummingbird exercises sole investment discretion and voting authority with respect to such shares. Does not include 800,000 shares of common stock issuable upon exercise of warrants held by these entities that are not currently exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13D filed with the Securities and Exchange Commission on November 9, 2004

(9)	The business address of Mr. Kier is Coqui Capital Partners, L.P., 1775 Broadway, Suite 604, New York, New York 10019.

(10)	Includes 17,000 shares of common stock held by Mr. Kier's wife and 100,000 shares of common stock held through a family limited partnership. Does not include 607,000 shares of common stock issuable upon exercise of warrants that are currently not exercisable and will not become exercisable within 60 days.

(11)	The business address of Mr. Alva is Falcon Investment Advisors, LLC, 60 Kendrick Street, Needham, Massachusetts 02494.

(12)	These shares are held by Falcon Partners Holdings, LLC of which Mr. Alva is managing member.

(13)	Does not include 1,407,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Laurence S. Levy, Jane Levy, Rand Management LLC, Isaac Kier and Falcon Partners Holdings, LLC may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2004, we issued 875,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.029 per share as set forth below:

Name	Number of Shares	Relationship to Us
Laurence S. Levy	395,000	Chairman of the Board and Chief Executive Officer
Natalie Lynn Levy Irrevocable Trust	100,000	Stockholder
Michael Benjamin Levy Irrevocable Trust	100,000	Stockholder
Jessica Rose Levy Irrevocable Trust	100,000	Stockholder
Isaac Kier	87,500	Director
Falcon Partners Holdings, LLC	87,500	Director
Jane Levy	5,000	Stockholder

Each of Laurence S. Levy, the Natalie Lynn Levy Irrevocable Trust, Michael Benjamin Levy Irrevocable Trust and Jessica Rose Levy Irrevocable Trust subsequently transferred their shares to Rand Management LLC, an entity of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Laurence Levy's three minor children. In October 2004, our board of directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.025 per share.

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	October 27, 2007;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by April 27, 2006 (or by October 27, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay ProChannel Management $7,500 per month for these services.

During 2004, Laurence S. Levy advanced $70,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of June 10, 2005 or the consummation of our initial public offering. This loan was repaid in November 2004.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)
3.2	By-laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy (1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier (1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Sandeep D. Alva (1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Falcon Partners Holdings, LLC (1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Natalie Lynn Levy Irrevocable Trust (1)
10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Benjamin Levy Irrevocable Trust (1)

Exhibit No.	Description
10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jessica Rose Levy Irrevocable Trust (1)
10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jane Levy (1)
10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)
10.11	Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (1)
10.12	Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (1)
10.13	Registration Rights Agreement among the Registrant and the Founders. (1)
10.14	Form of Warrant Purchase Agreements among each of Laurence S. Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc. (1)
10.15	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Rand Management LLC. (1)
14	Code of Ethics.
31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).

(b)	Reports on Form 8-K

None during period ended December 31, 2004.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. GGK has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered.

Audit Fees

During the fiscal year ended December 31, 2004, we paid or expect to pay principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004; $2,000 in connection with the review of our Quarterly Reports on Form 10-QSB, and $10,000 in connection with the December 31, 2004 audit and 10-KSB.

Audit-Related Fees

During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements. We have paid or expect to pay approximately $2,000 in connection with the preparation of our tax return for 2004.

Tax Fees

During 2004, TBS did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Rand Acquisition Corporation
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rand Acquisition Corporation

We have audited the accompanying balance sheet of Rand Acquisition Corporation (a corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the period from June 2, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rand Acquisition Corporation as of December 31, 2004, and the results of its operations and its cash flows for the period from June 2, 2004 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

Goldstein Golub Kessler LLP
New York, New York

February 27, 2005

Rand Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

December 31 2004
Assets
Current assets:
Cash and cash equivalents	$802,667
Investments held in Trust Fund (Note 1)	23,804,261
Prepaid expenses	57,750
Total assets	$24,664,678
Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$12,000
Taxes Payable	34,357
Deferred Interest	13,645
Notes payable, stockholder (Note 3)	0
Total current liabilities	60,002
Common stock, subject to possible redemption, 919,540 shares at redemption value (Note 1)	4,744,826
Commitment (Note 3)
Stockholders' equity (Notes 1, 2, 4 and 5)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 5,600,000 shares (which includes 919,540 subject to possible redemption)	560
Additional paid-in capital	19,884,465
Deficit accumulated during development stage	(25,175)
Total stockholders' equity	19,859,850
Total liabilities and stockholders' equity	$24,664,678

See accompanying notes to financial statements.

Rand Acquisition Corporation
(a corporation in the development stage)

Statement of Operations

Period from June 2, 2004 (inception) to December 31, 2004
Income:
Interest Income	$56,568
Expenses:
Franchise and capital-based taxes	34,357
Professional fees	16,293
Rent and office	16,209
Insurance	9,500
Other formation and operating costs	5,384
Total Expenses	81,743
Net loss for the period	$(25,175)
Net loss per share basic and diluted	$(.01)
Weighted average shares outstanding	2,584,634

See accompanying notes to financial statements.

Rand Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Sale of 1,000,000 shares of common stock to initial stockholders as of June 2, 2004 at $.025 per share	1,000,000	$100	$24,900	—	$25,000
Sale of 4,000,000 units, net of underwriters' discount and offering expenses (includes 799,600 shares subject to possible redemption)	4,000,000	400	21,310,351	—	21,310,751
Proceeds of exercise of overallotment option by underwriters	600,000	60	3,293,940		3,294,000
Proceeds subject to possible redemption of 919,540 shares	—	—	(4,744,826)	—	(4,744,826)
Proceeds from issuance of option	—	—	100	—	100
Net loss for the period	—	—	—	(25,175)	(25,175)
Balance, December 31, 2004	5,600,000	$560	$19,884,465	$(25,175)	$19,859,850

See accompanying notes to financial statements.

Rand Acquisition Corporation
(a corporation in the development stage)

Statement of Cash Flows

June 2, 2004 (inception) to December 31, 2004
Cash Flows from Operating Activities
Net Loss	$(25,175)
Adjustments to reconcile net loss to net cash used in operating expenses:
Interest accrued on Treasury Bill	(68,261)
Increase in prepaid expenses	(57,750)
Increase in accrued expenses	12,000
Increase in income tax payable	34,357
Increase in deferred interest	13,645
Net cash used in operating activities	(91,184)
Cash Flows from Investing Activities
Cash held in Trust Fund	(23,736,000)
Cash Flows from Financing Activities
Gross proceeds	27,600,000
Proceeds from notes payable, stockholder	70,000
Payment of note payable, stockholder	(70,000)
Proceeds from sale of shares of common stock	25,000
Proceeds from issuance of option	100
Payment of costs of public offering	(2,995,249)
Net cash provided by financing activities	24,629,851
Net increase in cash and cash at end of period	$802,667

See accompanying notes to financial statements.

Rand Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations	Rand Acquisition Corporation (the "Company") was incorporated in Delaware on June 2, 2004 as a blank check company whose objective is to acquire an operating business.

All activity from June 2, 2004 (inception) through December 31, 2004 relates to the Company's formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company's initial public offering ("Offering") was declared effective October 27, 2004. The Company consummated the offering on November 2, 2004 and received net proceeds of approximately $21,311,000 (Note 2). On November 3, 2004, the underwriters exercised their allotment option resulting in further proceeds to the Company of $3,294,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. A portion of the net proceeds, originally $23,736,000, was placed in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $23,804,000 at December 31, 2004. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, all of these voting safeguards will no longer be applicable.

Rand Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying December 31, 2004 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $8,600 at December 31, 2004.

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2004.

Rand Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, amounting to 10,100,000 shares, has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

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

2.	Initial Public Offering	On November 2, 2004, the Company sold a total of 4,600,000 units ("Units") in the Offering and the underwriters' exercise of their overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

3.	Commitment and related party transactions	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services

Rand Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

commencing on the effective date of the Offering. The statement of operations for the period ended December 31, 2004 includes $16,209 related to this agreement.

During the period, the Company issued a $70,000 promissory note to an Initial Stockholder, who is also an officer. This note was non-interest bearing and was repaid following the consummation of the Offering from the net proceeds of such Offering.

4.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

5.	Common Stock	On October 7, 2004, the Company's Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

At December 31, 2004, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters' unit purchase option.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2005.

RAND ACQUISITION CORPORATION
By:	/s/ Laurence S. Levy
Laurence S. Levy Chairman of the Board and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurence S. Levy	Chairman of the Board and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	March 30, 2005

Laurence S. Levy

/s/ Isaac Kier	Director	March 30, 2005

Isaac Kier

/s/ Sandeep D. Alva	Director	March 30, 2005

Sandeep D. Alva