Form 10QSB
period 2005-03-31
Rand Acquisition CORP
filed 2005-05-16
CIK 1294250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended March 31, 2005
                                        --------------

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         As of May 16, 5,600,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                                                                                 Page
                                                                                 ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                             3

         Statements of Operations                                                  4

         Statements of Stockholders' Equity                                        5

         Statements of Cash Flows                                                  6

          Notes to Financial Statements                                            7

       Item 2 - Management's Discussion and Analysis or Plan of Operation         10

       Item 3 - Controls and Procedures                                           11

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                   12

       Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                        13

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                                                            MARCH 31,           DECEMBER 31,
                                                                            2005                2004
------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                         $           726,970       $          802,667
      Investments held in Trust Fund (Note 1)                                    23,939,648             23, 804, 261
      Prepaid expenses                                                               39,667                   57,750
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $        24,706,285       $       24,664,678
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accrued expenses                                                $            12,000                   12,000
        Taxes Payable                                                                11,357                   34,357
        Deferred Interest                                                            41,620                   13,645
---------------------------------------------------------------------------------------------------------------------

           TOTAL CURRENT LIABILITIES                                                 64,977                   60,002
---------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    919,540 shares at conversion value (Note 1)                                   4,744,826                4,744,826
------------------------------------------------------------------------------------------------------------------------

COMMITMENT (NOTE 3)

STOCKHOLDERS' EQUITY (NOTES 1, 2, 4 AND 5)
     Preferred stock, $.0001 par value, Authorized
            1,000,000 shares; none issued
     Common stock, $.0001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 5,600,000 shares
         (which includes 919,540 shares subject to conversion)                          560                      560
     Additional paid-in capital                                                  19,884,465               19,884,465
     Deficit accumulated during the development stage                                11,457                 (25,175)
------------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                              19,896,482               19,859,850
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $        24,706,285       $       24,664,678
========================================================================================================================
                                                                             See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            For the               For the Period
                                                                            Three                 from June 2, 2004
                                                                            Months                (inception) to
                                                                            Ended March           March 31, 2005
                                                                            31, 2005
------------------------------------------------------------------------------------------------------------------------

INCOME:
     Interest Income                                                  $          111,973        $             168,542

------------------------------------------------------------------------------------------------------------------------
EXPENSES:
      Franchise and capital-based taxes                                           19,179                       55,536
      Professional fees                                                            7,280                       21,573
      Rent and office                                                             22,500                       38,709
      Insurance                                                                   14,250                       23,750
      Other formation and operating costs                                          5,132                       10,517
------------------------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                                                    68,341                      150,085
------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                          43,632                       18,457
------------------------------------------------------------------------------------------------------------------------

Provision for income taxes                                                         7,000                        7,000

NET INCOME                                                            $           36,632        $              11,457
========================================================================================================================

NET LOSS PER SHARE BASIC AND DILUTED                                  $              .01

----------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                            5,600,000
----------------------------------------------------------------------------------------
                                                                             See Notes to Unaudited Financial Statements

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                Common Stock                              Accumulated
                                        -------------------------        Addition         During the
                                          Shares         Amount       paid-in capital   Development Stage          Total
                                        ----------------------------------------------------------------------------------------

Sale of 1,000,000 shares of common       1,000,000        $100             $24,900               --                $25,000
   stock to initial stockholders as of
   June 2, 2004 at $.025 per share

Sale of 4,00,000 units, net              4,000,000         400          21,310,351               --             21,310,751
   of underwriters' discount
   and offering expenses
   (includes 799,600 shares subject
   to possible conversion)

Proceeds of exercise of overallotment      600,000          60           3,293,940                               3,294,000
   option by underwriters

Proceeds subject to possible
   conversion of 919,540 shares                 --          --          (4,744,826)              --             (4,744,826)

Proceeds from issuance of option                --          --                 100               --                    100

Net loss for the period                         --          --                  --          (25,175)               (25,175)
                                         ---------        ----         -----------         --------               --------

Balance, December 31, 2005               5,600,000        $560         $19,884,465         $(25,175)           $19,859,850
                                         ---------        ----         -----------         --------            -----------

Income for the three months                     --          --                  --           36,632                 36,632
                                         ---------        ----         -----------         ---------           -----------
   ended March 31, 2005
   (unaudited)

Balance, March 31, 2005 (unaudited)      5,600,000        $560         $19,884,465          $11,457            $19,896,482
                                         =========        ====         ===========        =========            ===========

                                                                                 See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                For the Three         For the period from
                                                                                 Months Ended                June 2, 2004
                                                                               March 31, 2005        (inception) to March
                                                                                                                 31, 2005
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

     Net income                                                             $          36,632             $        11,457
     Net adjustments to reconcile net income to net cash
             used in operating activities
      Interest earned on treasury bill held in trust fund                            (135,387)                   (203,648)
      (Decrease)/Increase in prepaid expenses                                          18,083                     (39,667)
     Increase in accrued expenses                                                           -                      12,000
      Increase/(Decrease) in income tax payable                                       (23,000)                     11,357
      Increase in deferred interest                                                    27,975                      41,620
----------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                                   (75,697)                    (166,881)

----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Cash held in trust fund                                                               -                 (23,736,000)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Gross proceeds from initial public offering                                            -                  27,600,000
     Proceeds of note payable, stockholder                                                  -                      70,000
     Payment of note payable, stockholder                                                   -                     (70,000)
     Proceeds from sale of shares of common stock                                           -                      25,000
       Proceeds from issuance of option                                                     -                         100
     Payment of costs of initial public offering                                            -                  (2,995,249)
----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   -                  24,629,851
----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH                                                       (75,697)                    726,970
CASH AT BEGINNING OF PERIOD                                                           802,667                           0
----------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                       $         726,970             $       726,970
==================================================================================================================================

                                                                                      See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION        The financial statements at March 31, 2005
                                     and for the periods ended March 31, 2005
                                     are unaudited. In the opinion of
                                     management, all adjustments (consisting of
                                     normal accruals) have been made that are
                                     necessary to present fairly the financial
                                     position of Rand Acquisition Corporation
                                     (the "Company") as of March 31, 2005 and
                                     the results of its operations and its cash
                                     flow for the periods from January 1, 2005
                                     through March 31, 2005 and from June 2,
                                     2004 (inception) through March 31, 2005.
                                     Operating results for the interim period
                                     presented are not necessarily indicative of
                                     the results to be expected for a full year.

                                     The statements and related notes have been
                                     prepared pursuant to the rules and
                                     regulations of the U.S. Securities and
                                     Exchange Commission. Accordingly, certain
                                     information and footnote disclosures
                                     normally included in financial statements
                                     prepared in accordance with generally
                                     accepted accounting principles have been
                                     omitted pursuant to such rules and
                                     regulations. These financial statements
                                     should be read in conjunction with the
                                     financial statements that were included in
                                     the Company's Annual Report on Form 10-KSB
                                     for the period ended December 31, 2004.

2.      ORGANIZATION AND BUSINESS
        OPERATIONS                   The Company was incorporated in June 2,
                                     2004 as a blank check company whose
                                     objective is to acquire an operating
                                     business.

                                     All activity from June 2, 2004 (inception)
                                     through March 31, 2005 relates to the
                                     Company's formation and initial public
                                     offering described below.

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
                                     (Note 3). On November 2, 2004, the
                                     underwriters exercised their over-allotment
                                     option and the Company received net
                                     proceeds of approximately $3,294,000 (Note
                                     3). The Company's management has broad
                                     discretion with respect to the specific
                                     application of the net proceeds of this
                                     Offering, although substantially all of the
                                     net proceeds of this Offering are intended
                                     to be generally applied toward consummating
                                     a business combination with a operating
                                     business in the entertainment, media and
                                     communications industry ("Business
                                     Combination"). An amount of approximately
                                     $23,736,000 of the net proceeds is being
                                     held in an interest-bearing trust account
                                     ("Trust Fund") until the earlier of (i) the
                                     consummation of its first Business
                                     Combination or (ii) liquidation of the
                                     Company. Under the agreement governing the
                                     Trust Fund, funds will only be invested in
                                     United States government securities
                                     (Treasury Bills) with a maturity of 180
                                     days or less. This amount has been invested
                                     in

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                     Treasury Bills. The Treasury Bills have
                                     been accounted for as trading securities,
                                     which are recorded at their market value of
                                     approximately $23,940,000 at March 31,
                                     2005. The excess of market value over cost,
                                     exclusive of the deferred interest
                                     described further below, is included in
                                     interest income in the accompanying
                                     statements of operations. The remaining net
                                     proceeds may be used to pay for business,
                                     legal and accounting due diligence on
                                     prospective acquisitions and continuing
                                     general and administrative expenses.

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
                                     founding shares of common stock in
                                     accordance with the vote of the majority in
                                     interest of all other stockholders of the
                                     Company ("Public Stockholders") with
                                     respect to the Business Combination. After
                                     consummation of the Business Combination,
                                     all of these voting safeguards will no
                                     longer be applicable.

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
                                     Accordingly, a portion of the net proceeds
                                     from the offering (19.99% of the amount
                                     originally held in the Trust Fund) has been
                                     classified as common stock subject to
                                     possible redemption in the accompanying
                                     March 31, 2005 balance sheet and 19.99% of
                                     the related interest earned on the Treasury
                                     Bill has been recorded as deferred
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

3.      INITIAL PUBLIC OFFERING      On November 2, 2004, the Company sold
                                     4,000,000 units ("Units") in the Offering.
                                     On November 3, 2004, the Company sold an
                                     additional 600,000 Units pursuant to the
                                     underwriters' over-allotment option. Each
                                     Unit consists of one share of the Company's
                                     common stock, $.0001 par value, and two
                                     Redeemable Common Stock Purchase Warrants
                                     ("Warrants"). Each Warrant will entitle the
                                     holder to purchase from the Company one
                                     share of common stock at an exercise price
                                     of $5.00 commencing the later of the
                                     completion of a Business Combination with a
                                     target business or one year from the
                                     effective date of the Offering and expiring
                                     five years from the date of the prospectus.
                                     The Warrants will be redeemable at a price
                                     of $.01 per Warrant upon 30 days' notice
                                     after the Warrants become exercisable, only
                                     in the event that the last sale price of
                                     the common stock is at least $8.50 per
                                     share for any 20 trading days within a 30
                                     trading day period ending on the third day
                                     prior to the date on which notice of
                                     redemption is given. In connection with
                                     this Offering, the Company issued, for
                                     $100, an option to the representative of
                                     the underwriters to purchase 300,000 Units
                                     at an exercise price of $9.90 per Unit. In
                                     addition, the warrants underlying such
                                     Units are exercisable at $6.25 per share.

4.      COMMON STOCK                 On October 7, 2004, the Company's Board of
                                     Directors authorized a two for one forward
                                     stock split of its common stock. All
                                     references in the accompanying financial
                                     statements to the numbers of shares have
                                     been retroactively restated to reflect the
                                     stock split.

                                     As of March 31, 2005, 10,100,000 shares of
                                     common stock were reserved for issuance
                                     upon exercise of redeemable warrants and
                                     underwriters' unit purchase option.

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

         For the three months ended March 31, 2005, we had net income of
$36,632, representing $111,973 of interest income, offset by $22,500 of rent and office expense, $19,179 of franchise and capital-based taxes, $14,250 for director and officer insurance, $7,280 for professional fees, $5,132 for other formation and operating costs and $7,000 for income taxes.

         For the period from June 2, 2004 (inception) through March 31, 2005, we had net income of $11,457 representing $168,542 of interest income, offset by
$55,536 of franchise and capital-based taxes, $38,709 of rent and office expense, $23,750 for director and officer insurance, $21,573 for professional fees, $10,517 for other formation and operating costs and $7,000 for income taxes.

         We consummated our initial public offering on November 2, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of
$1,800,000 in underwriting discounts and commissions, and approximately $889,000 was or will be paid for costs and expenses related to the offering, including
$480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. On November 3, 2004, the underwriters exercised their over-allotment option to sell an additional 600,000 units and raised an additional $3,600,000 of gross proceeds. We paid a total of approximately
$270,000 in underwriting discounts and commissions and $36,000 for costs and expenses. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,605,000, of which $23,736,000 was deposited into the trust account (or $5.16 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 2, 2006, assuming that a business combination is not consummated during that time. From November 2, 2004 through
November 2, 2006, we anticipate approximately $180,000 for the administrative fee payable to ProChannel Management LLC ("ProChannel") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $449,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination

                                       11

that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       12

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

         We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $889,000 has been or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters'
non-accountable expense allowance of 2% of the gross proceeds.

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

                                       13

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RAND ACQUISITION CORPORATION

Dated:  May 16, 2005
                                               /s/ Laurence S. Levy
                                               --------------------
                                               Laurence S. Levy
                                               Chairman of the Board and Chief
                                               Executive Officer

                                       14