Form 10QSB
period 2005-06-30
Rand Acquisition CORP
filed 2005-08-15
CIK 1294250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005
                                    -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from             to
                                    -----------    -----------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No
[ ]

     As of August 15, 2005, 5,600,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                        3

         Statements of Operations                                             4

         Statements of Stockholders' Equity                                   5

         Statements of Cash Flows                                             6

         Notes to Financial Statements                                        7

       Item 2 - Management's Discussion and Analysis or Plan of Operation    10

       Item 3 - Controls and Procedures                                      11

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds  12

       Item 6 - Exhibits                                                     12

Signatures                                                                   13

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------



                                                                  JUNE 30, 2005   DECEMBER 31,
                                                                   (UNAUDITED)       2004
----------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                   $    583,543   $    802,667
      Investments held in Trust Fund (Note 2)                       24,099,549     23,804,261
      Prepaid expenses                                                  22,667         57,750
----------------------------------------------------------------------------------------------
      Total current assets                                          24,705,759     24,664,678
      Deferred acquisition costs (Note 5)                              209,677             --
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 24,915,436   $ 24,664,678
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accrued expenses                                          $    119,753   $     12,000
        Taxes Payable                                                   55,545         34,357
        Deferred Interest                                               72,723         13,645
----------------------------------------------------------------------------------------------

           TOTAL CURRENT LIABILITIES                                   248,021         60,002
----------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    919,540 shares at conversion value (Note 1)                      4,744,826      4,744,826
----------------------------------------------------------------------------------------------
COMMITMENT

STOCKHOLDERS' EQUITY (Notes 2, 3 and 4)
     Preferred stock, $.0001 par value, Authorized
         1,000,000 shares; none issued
     Common stock, $.0001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 5,600,000 shares                           560            560
          (which includes 919,540 shares subject to conversion)     19,884,465     19,884,465
     Surplus/(Deficit) accumulated during the development stage         37,564        (25,175)
----------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                 19,922,589     19,859,850
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 24,915,436   $ 24,664,678
==============================================================================================


                                    See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)



                                               For the Period       For the Three   For the Six   For the Period
                                               From June 2, 2004    Months          Months        from June 2, 2004
                                               (inception)          Ended June      Ended June    (inception) to
                                               to June 30, 2004     30, 2005        30, 2005      June 30, 2005
-------------------------------------------------------------------------------------------------------------------

INCOME:
     Interest Income                             $       --         $  133,343      $  245,316        $301,884

-------------------------------------------------------------------------------------------------------------------
EXPENSES:
      Franchise and capital-based taxes                  --              9,000          28,179          64,536
      Professional fees                                  --              8,854          16,134          30,427
      Rent and office                                    --             22,500          45,000          61,209
      Insurance                                          --             14,250          28,500          38,000
      Other formation and operating costs             1,133              9,632          14,764          20,148
-------------------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                        1,133             64,236         132,577         214,320
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (1,133)            69,107         112,739          87,564

PROVISION FOR INCOME TAXES                               --             43,000          50,000          50,000
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                $  (1,133)         $   26,107      $   62,739        $ 37,564
===================================================================================================================

NET LOSS FOR PER SHARE BASIC AND DILUTED         $     .00          $      .00      $      .01
==================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING               1,000,000          5,600,000       5,600,000
==================================================================================================


                                     See Notes to Unaudited Financial Statements

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                               Deficit
                                                                                             Accumulated
                                                 Common Stock                                 During the
                                                 ------------           Addition paid-in     Development
                                             Shares        Amount            capital            Stage              Total
                                            --------------------------------------------------------------------------------

Balance, June 2, 2004 (inception)                 --     $     --         $         --        $     --        $         --

Sale of 1,000,000 shares of
   common stock to initial
   stockholders as of June 2, 2004
   at $.025 per share                        1,000,000   $    100         $     24,900              --        $     25,000

Sale of 4,000,000 units, net
   of underwriters' discount
   and offering expenses (includes
   799,600 shares subject to possible
   conversion)                               4,000,000        400           21,310.351              --          21,310.751

Proceeds of exercise of overallotment
   option by underwriters                      600,000         60            3,293,940              --           3,294,000

Proceeds subject to possible conversion
   of 919,540 shares                              --         --             (4,744,826)             --          (4,744,826)

Proceeds from issuance of option                  --         --                    100              --                 100

Net loss for the period                           --         --                   --             (25,175)          (25,175)
                                             ---------   --------         ------------        ----------      ------------
Balance, December 31, 2004                   5,600,000   $    560         $ 19,884,465        $  (25,175)     $ 19,859,850
                                             ---------   --------         ------------        ----------      ------------
Income for the six months ended
   June 30, 2005 (unaudited)                      --         --                   --              62,739            62,739
                                             ---------   --------         ------------        ----------      ------------
Balance, June 30, 2005 (unaudited)           5,600,000        560           19,884,465            37,564        19,922,589
                                             =========   ========         ============        ==========      ============


                                    See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)



                                                                 For the period                     For the period
                                                                 from June 2,       For the Six     from June 2, 2004
                                                                 2004 (inception)   Months Ended    (inception) to
                                                                 to June 30, 2004   June 30, 2005   June 30, 2005
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                  $(1,133)        $ 62,739        $    37,564
     Net adjustments to reconcile net loss to net cash
           used in operating activities                                       --
      Interest earned on treasury bill held in trust fund                     --        (295,288)          (363,549)
      Decrease/(Increase) in prepaid expenses                                 --          35,083            (22,667)
     Increase in accrued expenses                                          1,110           5,650             17,650
      Increase in income tax payable                                          --          21,188             55,545
      Increase in deferred interest                                           --          59,078             72,723
---------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                           (23)       (111,550)          (202,734)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash held in trust fund                                                 --              --        (23,736,000)
      Payment of deferred acquisition costs                                   --        (107,574)          (107,574)
---------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                --        (107,574)       (23,843,574)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from initial public offering                              --              --         27,600,000
     Proceeds from note payable, stockholder                                  --              --             70,000
     Payment of note payable, stockholder                                 70,000              --            (70,000)
     Proceeds from sale of shares of common stock                             --              --             25,000
     Proceeds from issuance of option                                     25,000              --                100
     Payment of costs of initial public offering                         (90,090)             --         (2,995,249)
---------------------------------------------------------------------------------------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,910              --         24,629,851
---------------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH                                            4,887        (219,124)           583,543
CASH AT BEGINNING OF PERIOD                                                   --         802,667                 --
---------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                     $4,887        $583,543        $   583,543
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
     Accrual of deferred acquisition costs                                    --        $102,103        $   102,103
=====================================================================================================================


                                    See Notes to Unaudited Financial Statements.

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION        The financial statements at June 30, 2005 and
                                for the three months and six months ended June
                                30, 2005 and 2004, and for the period from June
                                2, 2004 (inception) to June 30, 2005 are
                                unaudited. In the opinion of management, all
                                adjustments (consisting of normal accruals) have
                                been made that are necessary to present fairly
                                the financial position of Rand Acquisition
                                Corporation (the "Company") as of June 30, 2005
                                and the results of its operations for the three
                                months and six months ended June 30, 2005, the
                                period from June 2, 2004 (inception) to June 30,
                                2004 and the period from June 2, 2004
                                (inception) to June 30, 2005, its cash flows for
                                the six months ended June 30, 2005, the period
                                from June 2, 2004 (inception) to June 30, 2004
                                and the period from June 2, 2004 (inception) to
                                June 30, 2005 and its stockholders' equity for
                                the six months ended June 30, 2005. Operating
                                results for the interim period presented are not
                                necessarily indicative of the results to be
                                expected for a full year.

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

                                The registration statement for the Company's
                                initial public offering ("Offering") was
                                declared effective October 27, 2004. The Company
                                consummated the offering on November 2, 2004 and
                                received net proceeds of approximately
                                $21,311,000 (Note 3). On November 2, 2004, the
                                underwriters exercised their over-allotment
                                option and the Company received net proceeds of
                                approximately $3,294,000 (Note 3). The Company's
                                management has broad discretion with respect to
                                the specific application of the net proceeds of
                                this Offering, although substantially all of the
                                net proceeds of this Offering are intended to be
                                generally applied toward consummating a business
                                combination with a operating business in the
                                entertainment, media and communications industry
                                ("Business Combination"). An amount of
                                approximately $23,736,000 of the net proceeds is
                                being held in an interest-bearing trust account
                                ("Trust Fund") until the earlier of (i) the
                                consummation of its first Business Combination
                                or (ii) liquidation of the Company. Under the
                                agreement governing the Trust Fund, funds will
                                only be invested in United States government
                                securities (Treasury Bills) with a maturity of
                                180 days or less. This amount has been invested
                                in Treasury Bills. The Treasury Bills have been
                                accounted for as trading securities, which are
                                recorded at their market value of $24,099,549 at

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                June 30, 2005. The excess of market value over
                                cost, exclusive of the deferred interest
                                described further below, is included in interest
                                income in the accompanying statements of
                                operations. The remaining net proceeds may be
                                used to pay for business, legal and accounting
                                due diligence on prospective acquisitions and
                                continuing general and administrative expenses.

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

                                With respect to a Business Combination which is
                                approved and consummated, any Public Stockholder
                                who voted against the Business Combination may
                                demand that the Company convert his or her
                                shares. The per share conversion price will
                                equal the amount in the Trust Account as of the
                                record date for determination of stockholders
                                entitled to vote on the Business Combination
                                divided by the number of shares of common stock
                                held by Public Stockholders at the consummation
                                of the Offering. Accordingly, Public
                                Stockholders holding 19.99% of the aggregate
                                number of shares owned by all Public
                                Stockholders may seek conversion of their shares
                                in the event of a Business Combination. Such
                                Public Stockholders are entitled to receive
                                their per share interest in the Trust Account
                                computed without regard to the shares held by
                                Initial Stockholders. Accordingly, a portion of
                                the net proceeds from the offering (19.99% of
                                the amount originally held in the Trust Fund)
                                has been classified as common stock subject to
                                possible redemption in the accompanying June 30,
                                2005 balance sheet and 19.99% of the related
                                interest earned on the Treasury Bill has been
                                recorded as deferred interest.

                                The Company's Certificate of Incorporation
                                provides for mandatory liquidation of the
                                Company in the event that the Company does not
                                consummate a Business Combination within 18
                                months from the date of the consummation of the
                                Offering, or 24 months from the consummation of
                                the Offering if certain extension criteria have
                                been

                                                    RAND ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                satisfied. In the event of liquidation, it is
                                likely that the per share value of the residual
                                assets remaining available for distribution
                                (including Trust Account assets) will be less
                                than the initial public offering price per share
                                in the Offering (assuming no value is attributed
                                to the Warrants contained in the Units sold in
                                the Offering discussed in Note 3).

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

                                As of June 30, 2005, 10,100,000 shares of common
                                stock were reserved for issuance upon exercise
                                of redeemable warrants and underwriters' unit
                                purchase option.

5.  DEFERRED
     ACQUISITION COSTS          Deferred acquisition costs consist principally
                                of legal and consulting fees incurred through
                                the balance sheet date that are directly related
                                to a potential business combination. There is no
                                assurance that such business combination will be
                                consummated by the Company. However, if it is,
                                the Company has agreed to pay such service
                                providers an aggregate of an additional $238,877
                                for services rendered relating to this potential
                                business combination and an additional $470,000
                                in connection with related proposed financing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the
Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

         For the three months ended June 30, 2005, we had net income of
$26,107, representing $133,343 of interest income, offset by $22,500 of rent and office expense, $9,000 of franchise and capital-based taxes, $14,250 for director and officer insurance, $8,854 for professional fees, $9,632 for other formation and operating costs and $43,000 for income taxes.

         For the period from June 2, 2004 (inception) to June 30, 2004, we had a net loss of $1,133 attributable to formation and operating costs.

         For the six months ended June 30, 2005, we had net income of $62,739, representing $245,316 of interest income, offset by $45,000 of rent and office expense, $28,179 of franchise and capital-based taxes, $28,500 for director and officer insurance, $16,134 for professional fees, $14,764 for other information and operating costs and $50,000 for income taxes.

         For the period from June 2, 2004 (inception) through June 30, 2005, we had net income of $37,564 representing $301,884 of interest income, offset by $61,209 of rent and office expense, $64,536 of franchise and capital-based taxes, $38,000 for director and officer insurance, $30,427 for professional fees, $20,148 for other information and operating costs and $50,000 for income taxes.

         We consummated our initial public offering on November 2, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of
$1,800,000 in underwriting discounts and commissions, and approximately $889,000 was paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds.
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

                                       10

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

ITEM 3. CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       11

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $889,000 has been paid for costs and expenses related to the offering, including $480,000 for the underwriters'
non-accountable expense allowance of 2% of the gross proceeds.

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

         For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:  EXHIBITS

         (a) Exhibits:

             31 - Section 302 Certification by CEO

             32 - Section 906 Certification by CEO

                                       12

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAND ACQUISITION CORPORATION

Dated: August 15, 2005
                                           /s/ Laurence S. Levy
                                           --------------------
                                           Laurence S. Levy
                                           Chairman of the Board and Chief
                                           Executive Officer

                                       13