Form 10QSB
period 2005-09-30
Rand Acquisition CORP
filed 2005-11-21
CIK 1294250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended September 30, 2005

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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         As of November 18, 2005, 5,600,000 shares of common stock, par value
$.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                                                                                             Page
                                                                                                             ----

Part I:  Financial Information:

       Item 1 - Financial Statements (Unaudited):

         Balance Sheet                                                                                         3

         Statements of Operations                                                                              4

         Statements of Stockholders' Equity                                                                    5

         Statements of Cash Flows                                                                              6

         Notes to Financial Statements                                                                         7

       Item 2 - Management's Discussion and Analysis or Plan of Operation                                     13

       Item 3 - Controls and Procedures                                                                       15

Part II. Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                   16

       Item 6 - Exhibits                                                                                      16

Signatures                                                                                                    17

                                   RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET

                                                                                SEPTEMBER         DECEMBER
                                                                                30, 2005          31, 2004
                                                                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $   324,162        $   802,667
  Investments held in Trust Fund (Note 2)                                       24,296,149         23,804,261
  Prepaid expenses                                                                   5,667             57,750
---------------------------------------------------------------------------------------------------------------
  Total current assets                                                          24,625,978         24,664,678
  Deferred acquisition costs (Note 5)                                              359,310                 --
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $24,985,288        $24,664,678
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accrued expenses                                                      $   152,887        $    12,000
         Taxes Payable                                                              12,511             34,357
         Deferred Interest                                                         112,021             13,645
---------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                               277,419             60,002
---------------------------------------------------------------------------------------------------------------
Common stock, subject to possible conversion,
    919,540 shares at conversion value (Note 1)                                  4,744,826          4,744,826
---------------------------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY (Notes 2, 3 and 4)
     Preferred stock, $.0001 par value, Authorized
         1,000,000 shares; none issued
     Common stock, $.0001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 5,600,000 shares                                       560                560
         (which includes 919,540 shares subject to conversion)                  19,884,465         19,884,465
     Surplus/(Deficit) accumulated during the development stage                     78,018           (25,175)
---------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                             19,963,043         19,859,850
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $24,985,288        $24,664,678
===============================================================================================================

                                                                   See Notes to Unaudited Financial Statements.

                                   RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                          For the Period   For the Three    For the Three    For the Nine      For the Period
                                          From June 2,     Months Ended     Months Ended     Months Ended      from June 2,
                                          2004             September 30,    September 30,    September 30,     2004
                                          (inception) to   2004             2005             2005              (inception) to
                                          September 30,                                                        September 30,
                                          2004                                                                 2005
--------------------------------------------------------------------------------------------------------------------------------

INCOME:
     Interest Income                                                              $161,265         $406,581             $463,149
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
     Franchise and capital-based taxes                                              16,068           44,247               78,604
     Professional fees                                                              13,439           29,573               45,866
     Rent and office                                                                22,500           67,500               83,709
     Insurance                                                                      14,250           42,750               52,250
     Other formation and operating costs        $1,831            $698              13,246           28,010               33,394
--------------------------------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                   1,831             698              79,503          212,080              293,823
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR              (1,831)           (698)             81,762          194,501              169,326
INCOME TAXES

PROVISION FOR INCOME TAXES                          --              --              41,308           91,308               91,308
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $(1,831)          $(698)           $ 40,454        $ 103,193               78,018
--------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR PER SHARE BASIC AND DILUTED         $ .00          $ (.00)              $ .01            $ .02
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC AND DILUTED                       1,000,000       1,000,000           5,600,000        5,600,000
--------------------------------------------------------------------------------------------------------------------------------

                                                                                     See Notes to Unaudited Financial Statements.

                                   RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                Deficit
                                                                                              Accumulated
                                                                                              During the
                                                   Common Stock          Addition paid-in     Development
                                              Shares         Amount          capital             Stage              Total
                                           ---------------------------- ------------------ ----------------- -------------------

Sale of 1,000,000 shares of common         1,000,000         $100            $24,900               --              $25,000
stock to initial stockholders as of
June 2, 2004 at $.025 per share

Sale of 4,000,000 units, net of            4,000,000         400           21,310,351              --             21,310,751
   underwriters' discount and offering
   expenses (includes 799,600 shares
   subject to possible conversion)

Proceeds of exercise of overallotment       600,000           60            3,293,940              --             3,294,000
   option by underwriters, net of
   underwriters' discount and offering
   expenses (includes 119,940 shares
   subject to possible conversion)

Proceeds subject to possible conversion
   of 919,540 shares                           --             --           (4,744,826)             --            (4,744,826)

Proceeds from issuance of option               --             --               100                 --                100

Net loss for the period                        --             --               --               (25,175)          (25,175)
                                           ---------   ----------          ----------            -------         -----------

Balance, December 31, 2004                 5,600,000         560           19,884,465           (25,175)         19,859,850
                                           ---------         ---           ----------            -------         -----------

Income for the nine months ended
   September 30, 2005 (unaudited)              --             --               --                103,193            103,193
                                           ---------         ---           ----------            -------         ----------

Balance, September 30, 2005 (unaudited)    5,600,000       $ 560          $ 19,884,465          $ 78,018        $ 19,963,043
                                           =========       =====          ============          ========        ============

                                                                                See Notes to Unaudited Financial Statements.

                                   RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                 For the period    For the Nine   For the period
                                                                 from June 2,      Months Ended   from June 2, 2004
                                                                 2004 (inception)  September 30,  (inception) to
                                                                 to September 30,  2005           September 30, 2005
                                                                 2004
------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

     Net Income (Loss)                                                   $ (1,831)       $103,193             $78,018
     Net adjustments to reconcile net loss to net cash
             used in operating activities
      Interest earned on treasury bill held in trust fund                       --       (491,888)           (560,149)
      Decrease in prepaid expenses                                              --         52,083              (5,667)
      Increase in accrued expenses                                           1,110        140,887             152,887
      Increase/(Decrease) in income tax payable                                 --        (21,846)             12,511
      Increase in deferred interest                                             --         98,376             112,021
------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                           (721)       (119,195)           (210,379)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash placed in trust fund                                                 --             --         (23,736,000)
      Payment of deferred acquisition costs                                     --        (359,310)          (359,310)
------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                  --      (359,310)         (24,095,310)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from initial public offering                                --             --          27,600,000
     Proceeds from note payable, stockholder                                70,000             --              70,000
     Payment of note payable, stockholder                                       --             --             (70,000)
     Proceeds from sale of shares of common stock                           25,000             --              25,000
     Proceeds from issuance of option                                           --             --                 100
     Payment of costs of initial public offering                          (91,290)             --          (2,995,249)
------------------------------------------------------------------------------------------------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,710             --          24,629,851
------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                              2,989       (478,505)            324,162
CASH AT BEGINNING OF PERIOD                                                     --        802,667                  --
------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                      $ 2,989       $324,162             324,162
------------------------------------------------------------------------------------------------------------------------------

                                                                                   See Notes to Unaudited Financial Statements.

                              RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION      The financial statements at September 30, 2005,
                              and for the periods ended September 30, 2005 and
                              2004 are unaudited. In the opinion of management,
                              all adjustments (consisting of normal accruals)
                              have been made that are necessary to present
                              fairly the financial position of Rand Acquisition
                              Corporation and its wholly owned subsidiaries (the
                              "Company") as of September 30, 2005 and the
                              results of its operations for the three months
                              ended September 30, 2005 and 2004, the nine months
                              ended September 30, 2005, the period from June 2,
                              2004 (inception) to September 30, 2004 and the
                              period from June 2, 2004 (inception) to September
                              30, 2005, and its cash flows for the nine months
                              ended September 30, 2005, the period from June 2,
                              2004 (inception) to September 30, 2004 and the
                              period from June 2, 2004 (inception) to September
                              30, 2005 and its stockholders' equity for the nine
                              months ended September 30, 2005. Operating results
                              for the interim period presented are not
                              necessarily indicative of the results to be
                              expected for a full year.

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

2. ORGANIZATION AND BUSINESS  The registration statement for the Company's
   OPERATIONS                 initial public offering ("Offering") was declared
                              effective October 27, 2004. The Company
                              consummated the offering on November 2, 2004 and
                              received net proceeds of approximately $21,311,000
                              (Note 3). On November 2, 2004, the underwriters
                              exercised their over-allotment option and the
                              Company received net proceeds of $3,294,000 (Note
                              3). The Company's management has broad discretion
                              with respect to the specific application of the
                              net proceeds of this Offering, although
                              substantially all of the net proceeds of this
                              Offering are intended to be generally applied
                              toward consummating a business combination with an
                              unidentified operating business ("Business
                              Combination"). An amount of approximately
                              $23,736,000 of the net proceeds is being held in
                              an interest-bearing trust account ("Trust Fund")
                              until the earlier of (i) the consummation of its
                              first Business Combination or (ii) liquidation of
                              the Company. Under the agreement governing the
                              Trust Fund, funds will only be invested in United
                              States government

                             RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              securities (Treasury Bills) with a maturity of 180
                              days or less. This amount has been invested in
                              Treasury Bills. The Treasury Bills have been
                              accounted for as trading securities, which are
                              recorded at their market value of $24,296,000 at
                              September 30, 2005. The excess of market value
                              over cost, exclusive of the deferred interest
                              described further below, is included in interest
                              income in the accompanying statements of
                              operations. The remaining net proceeds may be used
                              to pay for business, legal and accounting due
                              diligence on prospective acquisitions and
                              continuing general and administrative expenses.

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
                              Accordingly, Public Stockholders holding 19.99% of
                              the aggregate number of shares owned by all Public
                              Stockholders may seek conversion of their shares
                              in the event of a Business Combination. Such
                              Public Stockholders are entitled to receive their
                              per share interest in the Trust Account computed
                              without regard to the shares held by Initial
                              Stockholders. Accordingly, a portion of the net
                              proceeds from the offering (19.99% of the amount
                              originally held in the Trust Fund) has been
                              classified as common stock subject to possible
                              redemption in the accompanying balance sheets and
                              19.99% of the related interest earned on the
                              Treasury Bill has been recorded as deferred
                              interest.

                              The Company's Certificate of Incorporation
                              provides for mandatory liquidation of the Company
                              in the event that the Company does not

                  RAND ACQUISITION CORPORATION AND SUBSIDIARIES AND SUBSIDIARIES
                                  (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                              As of September 30, 2005, 10,100,000 shares of
                              common stock were reserved for issuance upon
                              exercise of redeemable warrants and underwriters'
                              unit purchase option.

5. DEFERRED ACQUISITION       Deferred acquisition costs consist principally of
   COSTS                      legal and consulting fees incurred through the
                              balance sheet date that are directly related to
                              the potential business combination described below
                              in Note 6. There is no assurance that such
                              business combination will be consummated by the
                              Company. However, if it is, the Company has agreed
                              to pay such service providers an aggregate of an
                              additional $1,282,100 for

                             RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              services rendered relating to this potential
                              business combination and an additional $470,000 in
                              connection with related proposed financing.

6. AGREEMENT FOR BUSINESS     On September 2, 2005, the Company entered into a
                              Stock Purchase Agreement ("Purchase Agreement")
                              with its indirect wholly-owned subsidiary, LL
                              Acquisition Corp. and the stockholders of Lower
                              Lakes Towing Ltd. ("Lower Lakes"). The Purchase
                              Agreement provides for the acquisition of all of
                              the outstanding shares of capital stock of Lower
                              Lakes by LL Acquisition Corp. for an aggregate
                              cash purchase price of $53,730,000 less an amount
                              necessary to retire all of the indebtedness of
                              Lower Lakes, Lower Lakes Transportation and Grand
                              River outstanding as of the closing date of the
                              acquisition, and less $750,000 necessary to redeem
                              the shares of Grand River not held by Lower Lakes.
                              The indebtedness of Lower Lakes, Lower Lakes
                              Transportation and Grand River outstanding at the
                              closing of the acquisition is anticipated to total
                              approximately $43,360,000. The Company will also
                              fund the $750,000 necessary to redeem the
                              remaining shares of Grand River. The purchase
                              price is subject to a post-closing adjustment
                              based on Lower Lakes' net working capital on the
                              closing date.

                              Immediately following completion of the
                              acquisition, Lower Lakes and LL Acquisition will
                              be amalgamated in accordance with Canadian law,
                              and the amalgamated entity, which will retain the
                              name Lower Lakes Towing Ltd., will continue to
                              operate the business and assets of Lower Lakes.
                              Immediately following the amalgamation, the shares
                              of Lower Lakes Transportation and Grand River
                              owned by Lower Lakes will be transferred to Rand
                              LL Holdings Corp., the Company's wholly-owned
                              subsidiary. As a result of the foregoing and the
                              immediately subsequent redemption of the shares of
                              Grand River not owned by Lower Lakes, each of
                              Lower Lakes, Lower Lakes Transportation and Grand
                              River will become wholly-owned subsidiaries of
                              Rand LL Holdings Corp.

                              Lower Lakes, a Canadian corporation, provides bulk
                              freight shipping services throughout the Great
                              Lakes region. Lower Lakes provides shipping
                              services to the construction aggregates,
                              integrated steel, salt, agriculture and electric
                              utility industries.

                              In connection with entering into the Purchase
                              Agreement, the Company entered into a Preferred
                              Stock Purchase Agreement (the "Preferred Stock
                              Agreement") with Knott Partners LP (a current
                              stockholder of the Company) and certain of its
                              affiliates, and Bay Resource Partners L.P. and
                              certain of its affiliates (collectively, the
                              "Investors"). Under the Preferred Stock Agreement,
                              subject to the concurrent closing of the
                              acquisition of Lower Lakes, the Company

                             RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              agreed to issue 300,000 shares of a newly-created
                              Series A Convertible Preferred Stock to the
                              Investors for an aggregate purchase price of
                              $15,000,000. The Series A Convertible Preferred
                              Stock will not be registered under the Securities
                              Act of 1933, but the Investors will have
                              registration rights (including an obligation by
                              the Company to file a "shelf" registration
                              statement within six months of the issuance of the
                              shares of Series A Convertible Preferred Stock)
                              with respect to shares of Common Stock issuable
                              upon conversion of the shares of Series A
                              Convertible Preferred Stock ("Conversion Shares").
                              However the Investors will be subject to
                              restrictions on the number of Conversion Shares
                              they may sell in the open market within six months
                              and one year of such issuance. The terms of the
                              Series A Convertible Preferred Stock will be set
                              forth in a Certificate of Designations which will
                              be filed with the State of Delaware on or prior to
                              the closing date of the acquisition of Lower
                              Lakes. Pursuant to such Certificate of
                              Designations, the shares of Series A Convertible
                              Preferred Stock (a) will rank senior to all
                              currently outstanding classes of the Company's
                              stock with respect to liquidation and dividends,
                              (b) will be entitled to receive a cash dividend at
                              the annual rate of 7.75%, payable quarterly (with
                              such rate being subject to increase up to a
                              maximum of 12% if such dividends are not timely
                              paid), (c) will be convertible into shares of the
                              Company's common stock at any time at the option
                              of the Investors based on a conversion price of
                              $6.20 per share (subject to adjustment), (d) will
                              be convertible into shares of the Company's common
                              stock at the option of the Company if, after the
                              third anniversary of the acquisition of Lower
                              Lakes, the trading price of the Company's common
                              stock for 20 trading days within any 30 trading
                              day period equals or exceeds $8.50 per share
                              (subject to adjustment), based on a conversion
                              price of $6.20 per share (subject to adjustment),
                              (e) may be redeemed by the Company in connection
                              with certain change of control or acquisition
                              transactions, (f) will vote on an as-converted
                              basis with the Company's common stock and (g) will
                              have a separate vote over certain material
                              transactions or changes which the Company may wish
                              to effect.

                              In addition, the Company received a commitment
                              from GE Commercial & Industrial Finance, Inc. with
                              respect to a $28 million senior debt facility (the
                              "Facility") to be used by the Company at the
                              closing of the acquisition of Lower Lakes to
                              refinance existing indebtedness of Lower Lakes,
                              Grand River and Lower Lakes Transportation and
                              thereafter to provide working capital for Lower
                              Lakes and Lower Lakes Transportation. The Facility
                              is to be comprised of a $5.5 million senior
                              secured revolving credit facility and a $22.5
                              million senior secured term loan. The borrowers
                              under the Facility will be Lower Lakes, Grand
                              River and Lower Lakes Transportation. The Facility
                              has a five year term. The interest rate for

                             RAND ACQUISITION CORPORATION AND SUBSIDIARIES
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              Canada-based borrowings will be the Canadian prime
                              rate or the Canadian 30-day banker's acceptance
                              rate (or the equivalent thereof) and the interest
                              rate for US-based borrowings will be, at the
                              Company's option, the US prime rate or the 1-, 2-,
                              or 3-month reserve-adjusted LIBOR, plus a margin
                              of 300 basis points for banker's acceptance rate
                              (or the equivalent thereof) or LIBOR based loans
                              and 200 basis points for US or Canadian prime rate
                              loans.

                              For a more complete description of the foregoing
                              transactions, see the Company's Current Report on
                              Form 8-K filed with the SEC on September 6, 2005
                              as well as the preliminary proxy statement filed
                              with the SEC on October 28, 2005.

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

         For the three months ended September 30, 2005, we had net income of
$40,454 representing $161,265 of interest income, offset by $22,500 of rent and office expense, $16,068 of franchise and capital-based taxes, $14,250 for director and officer insurance, $13,439 for professional fees, $13,246 for other formation and operating costs and $41,308 for income taxes.

         For the period from June 2, 2004 (inception) to September 30, 2004, we had a net loss of $1,831 attributable to formation and operating costs.

         For the nine months ended September 30, 2005, we had net income of
$103,193 representing $406,581 of interest income, offset by $67,500 of rent and office expense, $44,247 of franchise and capital-based taxes, $42,750 for director and officer insurance, $29,573 for professional fees, $28,010 for other formation and operating costs and $91,308 for income taxes

            For the period from June 2, 2004 (inception) through September 30,
2005, we had net income of $78,018 representing $463,149 of interest income, offset by $83,709 of rent and office expense, $78,604 of franchise and capital-based taxes, $52,250 for director and officer insurance, $45,866 for professional fees, $33,394 for other formation and operating costs and $91,308 for income taxes.

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

         On September 2, 2005, we entered into a Stock Purchase Agreement
("Purchase Agreement") with our indirect wholly-owned subsidiary, LL Acquisition
Corp. and the stockholders of Lower Lakes Towing Ltd. ("Lower Lakes"). The
Purchase Agreement provides for the acquisition of all of the outstanding shares of capital stock of Lower Lakes by LL Acquisition Corp. for an aggregate cash purchase price of $53,730,000 less an amount necessary to retire all of the indebtedness of Lower Lakes, Lower Lakes Transportation and Grand River
outstanding as of the closing date of the acquisition, and less $750,000 necessary to redeem the shares of Grand River not held by Lower Lakes. The indebtedness of Lower Lakes, Lower Lakes Transportation and Grand River
outstanding at the closing of the acquisition is anticipated to total approximately $43,360,000. We will also fund the $750,000 necessary to redeem the remaining shares of Grand River. The purchase price is subject to a post-closing adjustment based on Lower Lakes' net working capital on the closing date.

         Immediately following completion of the acquisition, Lower Lakes and LL
Acquisition will be amalgamated in accordance with Canadian law, and the amalgamated entity, which will retain the name Lower Lakes Towing Ltd., will continue to operate the business and assets of Lower Lakes. Immediately following the amalgamation, the shares of Lower Lakes Transportation and Grand
River owned by Lower Lakes will be transferred to Rand LL Holdings Corp., our wholly-owned subsidiary. As a result of the foregoing and the immediately subsequent redemption of the shares of Grand River not owned by Lower Lakes, each of Lower Lakes, Lower Lakes Transportation and Grand River will become wholly-owned subsidiaries of Rand LL Holdings Corp.

         Lower Lakes, a Canadian corporation, provides bulk freight shipping services throughout the Great Lakes region. Lower Lakes provides shipping services to the construction aggregates, integrated steel, salt, agriculture and electric utility industries.

In connection with entering into the Purchase Agreement, we entered into a
Preferred Stock Purchase Agreement (the "Preferred Stock Agreement") with Knott
Partners LP (a current stockholder of the Company) and certain of its affiliates, and Bay Resource Partners L.P. and certain of its affiliates

(collectively, the "Investors"). Under the Preferred Stock Agreement, subject to the concurrent closing of the acquisition of Lower Lakes, we agreed to issue
300,000 shares of a newly-created Series A Convertible Preferred Stock to the
Investors for an aggregate purchase price of $15,000,000. The Series A
Convertible Preferred Stock will not be registered under the Securities Act of
1933, but the Investors will have registration rights (including an obligation by us to file a "shelf" registration statement within six months of the issuance of the shares of Series A Convertible Preferred Stock) with respect to shares of
Common Stock issuable upon conversion of the shares of Series A Convertible
Preferred Stock ("Conversion Shares"). However the Investors will be subject to restrictions on the number of Conversion Shares they may sell in the open market within six months and one year of such issuance.

         In addition, we received a commitment from GE Commercial & Industrial
Finance, Inc. with respect to a $28 million senior debt facility (the
"Facility") to be used by us at the closing of the acquisition of Lower Lakes to refinance existing indebtedness of Lower Lakes, Grand River and Lower Lakes
Transportation and thereafter to provide working capital for Lower Lakes and
Lower Lakes Transportation. The Facility is to be comprised of a $5.5 million senior secured revolving credit facility and a $22.5 million senior secured term loan. The borrowers under the Facility will be Lower Lakes, Grand River and
Lower Lakes Transportation. The Facility has a five year term. The interest rate for Canada-based borrowings will be the Canadian prime rate or the Canadian
30-day banker's acceptance rate (or the equivalent thereof) and the interest rate for US-based borrowings will be, at our option, the US prime rate or the
1-, 2-, or 3-month reserve-adjusted LIBOR, plus a margin of 300 basis points for banker's acceptance rate (or the equivalent thereof) or LIBOR based loans and
200 basis points for US or Canadian prime rate loans.

         For a more complete description of the foregoing transactions, see our
Current Report on Form 8-K filed with the SEC on September 6, 2005 as well as the preliminary proxy statement filed with the SEC on October 28, 2005.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  November 18, 2005
                                          /s/ Laurence S. Levy
                                          --------------------
                                          Laurence S. Levy
                                          Chairman of the Board and Chief
                                          Executive Officer

