Form 10KSB/A
period 2004-12-31
Rand Acquisition CORP
filed 2006-01-10
CIK 1294250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
FORM 10-KSB/A

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

Note: Amendment No. 1 to this Annual Report on Form 10-KSB is being filed solely to amend the financial statements included in this Annual Report, as well as the related disclosure in Item 6 of Part II, Management's Discussion and Analysis or Plan of Operation.

1

PART II

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

In connection with our initial public offering, we issued to the representative of the underwriters, for $100, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in our initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon our consummation of a business combination and will expire on October 26, 2009. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of our initial public offering resulting in a charge directly to stockholders' equity. We estimate that the fair value of this option is approximately $558,000 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

10

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

2.	Initial Public Offering	On November 2, 2004, the Company sold a total of 4,600,000 units ("Units") in the Offering and the underwriters' exercise of their overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering ("Representative"), at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 300,000 Units at an exercise price of $9.90 per Unit. Each Unit included within this option consists of one share of common stock and two warrants. The Units issuable upon exercise of the option are identical to those issued in the Offering except that the Warrants included in the Units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per Unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. The

Rand Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

Company estimates that the fair value of this option is approximately $558,000 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of January 2006.

RAND ACQUISITION CORPORATION
By:	/s/ Laurence S. Levy
Laurence S. Levy Chairman of the Board and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurence S. Levy	Chairman of the Board and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	January 10, 2006

Laurence S. Levy

/s/ Isaac Kier	Director	January 10, 2006

Isaac Kier

/s/ Sandeep D. Alva	Director	January 10, 2006

Sandeep D. Alva