Form 10QSB/A
period 2005-09-30
Rand Acquisition CORP
filed 2006-01-20
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005
                                     ------------------

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

                                Explanatory Note

      We are filing this Amendment No. 1 on Form 10-QSB/A to Rand Acquisition Corporation's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on November 21, 2005 (the Original Form 10-QSB), to amend
Item 6 to include the exhibits listed below which were entered into by the company during the period covered by the report and inadvertently omitted in the 10-QSB.

      Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of September 30, 2005, and we have not updated or modified
Part II, Item 6 for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events will be addressed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART II

ITEM 6: EXHIBITS

      (a) Exhibits:

      2.1 - Stock Purchase Agreement, dated as of September 2, 2005, among
      Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd.

      10.16 - Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation

      10.17 - Financing Commitment between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corp., dated August 22, 2005.

      31 - Section 302 Certification by CEO

      32 - Section 906 Certification by CEO

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAND ACQUISITION CORPORATION

Dated: January 20, 2006
                                          /s/ Laurence S. Levy
                                          --------------------------------------
                                          Laurence S. Levy
                                          Chairman of the Board and Chief
                                          Executive Officer

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
2.1    Stock Purchase Agreement, dated as of September    Filed with this Report
       2, 2005, among Rand Acquisition Corporation, LL
       Acquisition Corp. and the stockholders of Lower
       Lakes Towing Ltd. (Omitted: Appendices- Seller
       Disclosure Schedule and Purchase Seller
       Disclosure Schedule; Exhibits - 1) Allocation
       among Sellers, 2) Employment Agreement, 3)
       Escrow Agreement, 4) Release, 5) Opinion of
       Sellers' Counsel, 6) Opinion of Rand's and
       Purchaser's Counsel, 7) Section 116 Escrow
       Agreement, 8) Company Indebtedness, 9) Seller's
       Addresses, 10) Working Capital Statement, 11)
       Management Bonus Program, 12) Sellers Several
       Liability Allocation, 13) Financing Commitments
       (filed separately), 14) Bonus Program
       Participant Agreement and 15) Redemption
       Agreement)
--------------------------------------------------------------------------------
10.16  Preferred Stock Purchase Agreement, dated          Filed with this Report
       September 2, 2005, by and between Knott Partners
       LP, Matterhorn Offshore Fund Ltd., Anno LP, Good
       Steward Fund Ltd., Bay II Resources Partners,
       Bay Resource Partners L.P., Bay Resource Partners
       Offshore Fund Ltd., Thomas E. Claugus and Rand
       Acquisition Corporation
--------------------------------------------------------------------------------
10.17  Financing Commitment between GE Commercial &       Filed with this Report
       Industrial Finance, Inc. and Rand Acquisition
       Corp., dated August 22, 2005.
--------------------------------------------------------------------------------
31     Section 302 Certification by CEO                   Filed with this Report
--------------------------------------------------------------------------------
32     Section 906 Certification by CEO                   Filed with this Report
--------------------------------------------------------------------------------