Form 10KSB
period 2005-12-31
Rand Acquisition CORP
filed 2006-03-31
CIK 1294250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to ______________

                        Commission File Number 000-50908

                               RAND LOGISTICS INC.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                      20-1195343
       (State of Incorporation)                       (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

       450 Park Avenue, 10th Floor                            10022
           New York, New York                               (zip code)
(Address of principal executive offices)

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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of March 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $28,890,000.

As of March 30, 2006, there were 5,600,000 shares of Common Stock, $.0001 par value per share, outstanding. Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Rand Logistics Inc. (formerly Rand Acquisition Corporation) was formed on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,605,000.

      On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes affiliate, Grand River Navigation Company, Inc. Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand's business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes, Lower Lakes Transportation and Grand River.

      Rand's shipping business is operated in Canada by Lower Lakes and in the United States by Lower Lakes Transportation. Lower Lakes was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of eight cargo-carrying vessels. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

      We believe that Lower Lakes is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. Lower Lakes maintains this operating flexibility by operating both U.S. and Canadian flagged vessels in compliance with the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, in the U.S. and the Coasting Trade Act (Canada) in Canada.

      Lower Lakes' fleet consists of four self-unloading bulk carriers in Canada and three self-unloading bulk carriers as well as a tug and a self-unloading barge in the U.S. Lower Lakes owns three of the four Canadian vessels and its wholly-owned subsidiary, Port Dover Steamship Company Inc., owns the fourth and charters it to Lower Lakes. Lower Lakes Transportation time charters the five vessels in the U.S. from Grand River, which owns three of the U.S. flagged vessels and charters the fourth and the barge from a third party under long term charter arrangements.

      Lower Lakes is a leader in the provision of River Class bulk freight shipping services throughout the Great Lakes, operating more than one-third of all River Class vessels servicing the Great Lakes and the majority of boom-forward equipped vessels in this category. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds - offer greater accessibility for delivery of cargo to locations where only forward access is possible. Seven of the vessels used in Lower Lakes' operations are boom forward self-unloaders and one vessel is a boom aft self-unloader. River Class vessels - which represent the smaller end of Great Lakes vessels with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons - are ideal for customers seeking to move significant quantities of dry bulk product to ports which restrict non-River Class vessels due to size and capacity constraints. Of the 37 Canadian self-unloading vessels currently in operation, seven are River Class, each of which is boom forward. Lower Lakes operates three of these vessels. The U.S. Great Lakes fleet includes 12 River Class vessels, four boom forward, eight boom aft. Lower Lakes Transportation operates four of the boom forward vessels, one of which is the barge.

Customers

      Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt. Lower Lakes' top ten customers accounted for approximately 71% of its revenue in fiscal 2005. Lower Lakes is the sole-source shipping provider to several of its customers. Many of Lower Lakes' customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

Competition

      Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors:
Seaway Marine Transport and United Shipping Alliance. Seaway Marine Transport is a Canadian traffic and marketing partnership, which owns 22 self-unloading vessels, 4 of which are River Class boom forward vessels. United Shipping Alliance operates in the U.S. and maintains a fleet of 22 vessels, 7 of which are River Class. We believe that industry participants compete on the basis of customer relationships, price, and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.

Employees

      As of December 31, 2005, Lower Lakes had approximately 230 full-time employees, 18 of whom were management and 212 were operational. Approximately 42% of Lower Lakes' employees (all U.S. based Grand River Navigation crew) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are good. Laurence S. Levy, our chairman of the board and chief executive officer, is Rand's only executive officer, and Rand does not at present have any other employees.

Additional Information

      Additional information relating to Rand's and Lower Lakes' business is included in Exhibit 99.1 to this Form 10-KSB, which is incorporated herein by reference.

ITEM 2. DESCRIPTION OF PROPERTY

      Rand maintains its executive offices at 450 Park Avenue, 10th Floor, New York, New York 10022 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. We pay ProChannel Management a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by ProChannel Management is at least as favorable as we could have obtained from an unaffiliated person. ProChannel is not obligated to continue to provide such office space and services to us, and there can be no assurance as to whether, or for how long, ProChannel will continue to make such office space available.

      Lower Lakes' currently leases the following properties:

      o Lower Lakes Towing has leased approximately 4,500 square feet of warehouse space at 207 Greenock Street, Port Dover, Ontario under a lease that expires October 2007.

      o Lower Lakes Towing has leased approximately 1,000 square feet of office space at 625 Main Street, Port Dover, Ontario. The office space is leased to Lower Lakes on a month-to-month basis for $1370.25 per month by Scott Bravener, James Siddall, Franklin Bravener and Robert Pierson, each of whom is an employee of Lower Lakes. We believe that the lease is on terms consistent with leases negotiated at arms' length. The lease terminates on March 31, 2006. Lower Lakes has entered into a new lease with an unrelated third party for approximately 3,075 square feet of office space at 517 Main St., Port Dover, Ontario that expires March 2013.

      o Lower Lakes Transportation has leased approximately 100 square feet of office space at 1207 Delaware Avenue, Suite 217, Buffalo, New York under a lease that expires March 31, 2007.

      o Grand River Navigation has leased approximately 440 square feet of office space at 197 West Erie Street, Rogers City, Michigan under a lease that expires on November 30, 2005.

      o Grand River Navigation has leased approximately 1,000 square feet of space at 515 Moore Road, Suite 2, Avon Lake, Ohio under a lease that expires July 31, 2008.

      We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

      Rand is not involved in any legal proceedings which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

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

                               Common Stock        Warrants           Units
                             ---------------   ---------------   ---------------
Quarter Ended                 High      Low     High      Low      High     Low
------------------           ------   ------   ------   ------   ------   ------
December 31, 2004            $ 5.50   $ 4.50   $ 0.85   $ 0.60   $ 6.70   $ 5.95
March 31, 2005               $ 5.70   $ 5.07   $ 1.03   $ 0.69   $ 7.36   $ 6.50
June 30, 2005                $ 5.43   $ 5.10   $ 0.85   $ 0.68   $ 6.90   $ 6.32
September 30, 2005           $ 5.70   $ 5.55   $ 1.10   $ 1.05   $ 7.65   $ 7.65
December 31, 2005            $ 5.90   $ 5.39   $ 1.22   $ 0.85   $ 7.90   $ 7.05

Holders

      As of March 30, 2006, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

Dividends

      We have not paid any dividends on our common stock to date and do not intend to pay dividends on our common stock in the near future. The payment of dividends in the future will be contingent upon our revenues, earnings, capital requirements and general financial condition. The payment of dividends is within the discretion of our board of directors. Other than dividends which our board of directors may determine to pay on our preferred stock, it is the present intention of our board of directors to retain all earnings for future investment and use in our business operations. Accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future on our common stock. In addition, no dividends may be declared or paid on our common stock unless all accrued dividends on our preferred stock have been paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Plan of Operation. The following presentation of the plan of operation of Rand has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in, or referred to, in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Rand and its management team. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed in Exhibit 99.1 to this Form 10-KSB which is incorporated herein by reference. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      Rand was formed on June 2, 2004 to serve as a vehicle to effect an acquisition, merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,605,000.

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

      On March 3, 2006, Rand, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among Rand, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River and Lower Lakes Transportation owned by Lower Lakes at the time of the amalgamation were transferred to Rand's wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2006, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of Rand. In conjunction with the foregoing transactions, as of March 3, 2006, Rand changed its name to Rand Logistics Inc.

      In accordance with the terms of the Stock Purchase Agreement and Redemption Agreement, respectively, Rand paid US$9,843,748 to the selling shareholders of Lower Lakes and US$750,000 to GR Holdings, Inc., and arranged for the repayment of the acquisition closing date indebtedness of such entities of Cdn$43,732,749 and US$5,156,945, respectively. The amount paid to the Lower Lakes selling shareholders reflects certain adjustments made on the acquisition closing date in accordance with the Stock Purchase Agreement and such amount is subject to further adjustment after the acquisition closing based Rand's determination of the net working capital of Lower Lakes and its affiliates as of January 15, 2006. Rand funded the acquisition closing date payments with the approximately US$24,646,000 of proceeds of its initial public offering held in trust, US$15,000,000 of proceeds of the acquisition closing date issuance of Rand's newly created series A convertible preferred stock, and proceeds of the new senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and Lowe Lakes Transportation.

      The shares of series A convertible preferred stock were issued pursuant to the terms of the Preferred Stock Purchase Agreement, dated September 2, 2006, by and among Rand and Knott Partners LP and certain of its affiliates, and Bay Resource Partners L.P. and certain of its affiliates. In accordance with the terms of the Preferred Stock Purchase Agreement, Rand issued 300,000 shares on the acquisition closing date for $50 per share or an aggregate purchase price of $15,000,000. The shares of series A convertible preferred stock were not registered under the Securities Act of 1933, but the series A preferred stockholders have the right to require the filing of a registration statement with respect to shares of Rand common stock issuable upon conversion of the shares of series A convertible preferred stock. The series A preferred stockholders are prohibited from selling any shares of such common stock under a registration statement prior to the six month anniversary of the acquisition closing date or more than one half of all such shares of common stock held by them as a group prior to the twelve month anniversary of the acquisition closing date. The shares of series A convertible preferred stock: rank senior to Rand's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of Rand common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or
8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of Rand common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of Rand if, after the third anniversary of the acquisition, the trading price of Rand's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by Rand in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with Rand's common stock; and have a separate vote over certain material transactions or changes involving Rand.

      Rand's Certificate of Incorporation was amended and restated on the acquisition closing date to, among other things, increase the number of shares of common stock that Rand is authorized to issue from 20,000,000 shares to 50,000,000 shares, and to adopt certain amendments designed to ensure Rand's compliance with the citizenship requirements of U.S. maritime laws, including the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, after completion of the acquisition. The maritime law- related amendments limit the aggregate percentage ownership of Rand's capital stock, including common stock, by non-U.S. citizens to 23% of the outstanding shares of Rand's capital stock and no more than 23% of the voting power of Rand. In addition, these amendments give Rand's Board of Directors the authority to make such determinations as may reasonably be necessary to ascertain such ownership and to implement such limitations, including limiting transfers of shares and redeeming shares held by anyone whose ownership of such shares would cause Rand to be in violation of U.S. maritime laws.

      Rand intends to continue to pursue acquisition opportunities in an effort to diversify its investments. Rand's strategy and business model as it relates to Lower Lakes includes the following:

      o Selected acquisitions. Since October 1999, Lower Lakes has added seven cargo-carrying vessels to its fleet, making Lower Lakes one of the most acquisitive shipping companies in the Great Lakes region. Rand's management believes that the acquisition of additional vessels would provide it with a larger share of the available River Class capacity, provide additional operating flexibility and extend the longevity of its fleet. Rand is actively pursuing acquisition opportunities but is not committed to any acquisitions at the present time;

      o New customer relationships and long-term contracts. Rand believes that opportunities exists to enter into additional long-term contracts with new customers. Rand believes that Lower Lakes has historically built strong relationships with its customers, who Rand believes view Lower Lakes as a strategic supplier offering lower costs and greater flexibility than the larger shipping companies; and

      o Expand existing customer relationships. In addition to gaining new customers, Rand believes opportunities exist for Rand to increase its business with existing customers.

      Lower Lakes' vessels require general maintenance and capital upgrades each year to ensure the fleet operates efficiently during the shipping season and to minimize downtime during the operating season. This work is completed during January, February, and March each year when the vessels are not active. The age of the vessels, combined with the prohibitive replacement cost of a vessel, increases the importance of having an appropriate maintenance program. Historically, the cost of winter work averages approximately $500,000 per vessel. Between 40% and 60% of the winter work projects have been expensed as maintenance expenditures, with the balance of winter work expenditures capitalized. Capitalized winter work expenditures include items such as steel replacement and engine overhauls.

      Every vessel on the Great Lakes must be dry docked, inspected, and certified every four years in Canada and five years in the U.S., although one-year extensions are frequently granted. This certification in the U.S. is known as the five-year survey. Dry docking certification entails the visual inspection and measurement of all parts of the vessel that are located underwater. Certification also requires the inspection of the internal structure of the vessel, all fuel tanks, the main deck, cargo holds, and several other parts of the vessel. Any required repairs are made at this time. In addition, it is normal to paint the underwater portion of the vessel's hull and make repairs as required to any bow or stern thrusters during the certification process. Dry docking expenses are capitalized when incurred and amortized over the benefit period, which is either four to five years for Canadian vessels or five to six years for U.S. vessels. Historically, the cost of the certification process for each vessel has averaged approximately $625,000. Such costs could be dramatically higher in the future depending on the nature of repairs required.

      Rand believes that its current cash on hand together with cash flows from operations of Lower Lakes will be sufficient to satisfy Lower Lakes' and Rand's cash requirements for the foreseeable future; provided, however, that there can be no assurance that Rand will have sufficient cash to pay current dividends on the series A preferred stock, in which case such dividends would accrue in accordance with the terms of the series A preferred stock.

      Neither Rand nor Lower Lakes has any specific current plans to increase or decrease the number of its employees or to purchase or sell any significant equipment.. However, implementation of Rand's acquisition strategy could result in a future increase in the number of its employees or future acquisitions of equipment.

      Off-Balance Sheet Arrangements. Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2005 financial statements for a discussion of outstanding options and warrants.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2005, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to material affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      Our current directors and executive officers are as follows:

Name                          Age           Position
--------------------------------------------------------------------------------
Laurence S. Levy              49            Chairman of the Board and Chief
                                            Executive Officer, Rand; Director
                                            and Vice President, Lower Lakes,
                                            Lower Lakes Transportation and Grand
                                            River


Scott Bravener                41            President, Lower Lakes and Lower
                                            Lakes Transportation; Director, Rand
                                            and Lower Lakes

James Siddall                 41            Vice President - Marine Operations,
                                            Lower Lakes and Lower Lakes
                                            Transportation

Jeffrey Botham                39            Chief Financial Officer, Lower Lakes
                                            and Lower Lakes Transportation

Mark Rohn                     48            President, Grand River

Isaac Kier                    52            Director, Rand

Sandeep D. Alva               44            Director, Rand

      Laurence S. Levy has been Chairman of our Board of Directors and our Chief Executive Officer since our inception. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its Chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of many companies in which Hyde Park Holdings, LLC or its affiliates invests. Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is Chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; Parking Company of America Airports LLC, an owner and operator of airport parking garages, of which Mr. Levy is a director; Regency Affiliates, Inc., a diversified publicly listed company, of which Mr. Levy is Chairman, Chief Executive Officer and President; Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is Chairman. In addition, from March 1997 to January 2001, Mr. Levy served as Chairman of Detroit and Canada Tunnel Corporation, a company which operates the toll tunnel between Detroit, Michigan and Windsor, Ontario, and from August 1993 until May 1999, Mr. Levy served as Chief Executive Officer of High Voltage Engineering Corporation, a diversified industrial and manufacturing company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa. He is qualified as a Chartered Accountant (South Africa). Mr. Levy received a Master of Business Administration degree from Harvard University and graduated as a Baker Scholar.

      Captain Scott Bravener has served as Lower Lakes' President and Chief Executive Officer since its inception in 1994, and until 2001 also served as the captain of the Cuyahoga, a vessel owned by Lower Lakes. Captain Bravener has worked in the Great Lakes shipping industry since 1982, serving in various capacities for Canada Steamship Lines Inc. and P & H Shipping prior to the formation of Lower Lakes. Captain Bravener is a director of the Canadian Shipowners Mutual Assurance Association, is a certified Ships Master and is a member of the American Bureau of Shipping. Captain Bravener is a graduate of Marine Navigation Technology, Georgian College, Owen Sound, Ontario.

      Captain James Siddall joined Lower Lakes in 1994 and currently serves as its Vice President of Marine Operations. Until 2001, Captain Siddall also served as the relief captain of the Cuyahoga, a vessel owned by Lower Lakes. Captain Siddall has worked in the Great Lakes Shipping industry since 1981, serving in various capacities with Algoma Central Marine prior to the formation of Lower Lakes. Captain Siddall sits on the Georgian College Marine Advisory Council. He is a certified Ships Master as well as a graduate of Marine Navigation Technology, Georgian College, Owen Sound, Ontario.

      Jeffrey Botham has served as the Chief Financial Officer of Lower Lakes since 2003. Between 2002 and 2003, Mr. Botham served as Chief Financial Officer of GolfNorth Properties, Inc., a privately held golf course consolidator. From 2000 to 2002, Mr. Botham served as Chief Financial Officer of EDJ Packaging, Inc., an international equipment broker, based in Southwestern Ontario. During 2000, Mr. Botham served as Vice President of Finance and Chief Financial Officer for Hip Interactive Corp., a publicly listed group of companies in the video game distribution business. From 1995 to 2000, Mr. Botham served in roles of increasing responsibilities including Vice President, Finance, Chief Financial Officer and Secretary for Brick Brewing Co. Limited, a publicly listed regional brewery. From 1989 to 1995, Mr. Botham served as Manager of Accounting and Controller for privately held Algonquin Brewing Company. Mr. Botham earned his B.A. at the University of Waterloo and is a Certified Management Accountant (Canada).

      Mark Rohn has served as President of Grand River since 2001. Mr. Rohn has worked in the Great Lakes shipping industry since 1978, serving in various capacities with Oglebay Norton, Hanna Mining, Great Lakes Towing and N.M. Paterson and Sons. Mr. Rohn earned a bachelor's degree in Business Management from Cleveland State University.

      Isaac Kier has been a member of our Board of Directors since our inception. Since February 2006 Mr. Kier has been the principal at Kier Global LLC, a private equity and real estate investment firm. From 2000 to 2006, Mr. Kier served as a general partner of Coqui Capital Partners L.P., a venture capital firm. Since February 2004, he has also been the secretary and treasurer and a member of the board of directors of Tremisis Energy Acquisition Corporation, an OTC Bulletin Board-listed company which has signed an agreement to purchase Ram Energy. Since June 2005, Mr. Kier has also been a director of Paramount Acquisition Corporation, a company formed for the purpose of acquiring an operating business in either the biotechnology or specialty pharmaceuticals industry. Since April 2005, Mr. Kier has also been Chief Executive Officer and director of MPLC, Inc., a publicly-traded company which currently does not have any business operations but is pursuing business combination opportunities. Since October 2004, Mr. Kier has served as a member of the board of directors of Hana Biosciences Inc., (AMEX:HBX), a biopharmaceutical company. From 1987 to 1997, he served as the managing partner of the Alabama 8 market, a non-wireline cellular licensee. From 1982 until its sale in 1995, Mr. Kier served as chairman of the board and chief executive officer of Lida, Inc., a Nasdaq-listed company engaged in textile production and printing. Mr. Kier received a B.A. in Economics from Cornell University and a J.D. from George Washington University Law School.

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

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Sandeep
D. Alva, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Isaac Kier, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Laurence S. Levy and Scott Bravener, will expire at the third annual meeting.

Special Advisor

      Edward Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.'s Leveraged Finance Group from June 2001 until December 2004. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Since June 1998, Mr. Levy has been a member of the board of managers of Norcross Safety Products LLC, a reporting company under the Securities Exchange Act of 1934 engaged in the design, manufacture and marketing of branded products in the fragmented personal protection equipment industry. From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Securities Exchange Act of 1934 that owns and operates six ski resort complexes encompassing nine separate resorts. Mr. Levy is a member of the board of directors of a number of privately-held companies. Mr. Levy received a B.A. from Connecticut College. Mr. Levy is not related to Laurence S. Levy, our Chairman and Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

      In November 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Rand Acquisition Corporation, 450 Park Avenue, 10th Floor, New York, New York 10022.

ITEM 10. EXECUTIVE COMPENSATION

      During the fiscal year ended December 31, 2005, other than $7,500 per-month paid by Rand to ProChannel Management, an affiliate of Laurence S. Levy for providing Rand with office space and certain office and secretarial services, no compensation of any kind, including finders and consulting fees, was paid to any of our executive officers or directors, or any of their respective affiliates, for services rendered to Rand or any of its subsidiaries. However, our executive officers and directors were entitled during such period to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of Rand's common stock as of March 30, 2006 by:

      o each person known by Rand to be the beneficial owner of more than 5% of Rand's outstanding shares of common stock;

      o     each of Rand's officers and directors; and

      o     all of Rand's officers and directors as a group.

      Unless otherwise indicated, Rand believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

      All of the shares of our outstanding common stock owned by our founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

                                                      Amount and
                                                       Nature of
                                                      Beneficial      Percent of
Name and Address of Beneficial Owner                   Ownership        Class
-----------------------------------------------   -----------------   ----------

Laurence S. Levy(1)                                  1,594,286(2)       24.9%

Rand Management LLC(1)                                 794,286(2)       14.2%

Isaac Kier(3)                                          957,000(4)       15.4%

Kier Family, L.P.(3)                                   300,000(5)        5.2%

David M. Knott(6)                                    3,487,177(7)       41.9%
Dorset Management Corporation

Hummingbird Management, LLC(8)                         509,100(9)        9.0%

MHR Capital Partners Master Account LP(10)           1,449,080(11)      21.9%

MHR Advisors LLC(10)                                 1,640,652(12)      24.3%
MHR Fund Management LLC
Mark H. Rachesky, M.D.

Sapling, LLC(13)                                       335,000(14)       6.0%

Amarath Global Equities Master Fund Limited(15)        300,000(16)       5.4%
Amarath Advisors L.L.C.
Nicholas M. Maounis

Sandeep D. Alva(17)                                    200,000(18)       3.5%

Bay Resources Partners L.P.(19)                      1,209,677(20)      17.7%
Bay II Resources Partners L.P.
Bay Resources Partners Offshore Fund Ltd.
Thomas E. Claugus

Scott Bravener(21)                                          --            --%

All directors and executive officers as a
group (3 individuals)                                2,751,286(22)      38.7%

(1) Unless otherwise indicated, the business address of each of the following is 450 Park Avenue, 10th Floor, New York, New York 10022.

(2) Represents 794,286 shares of common stock held by Rand Management LLC of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Mr. Levy's three minor children. Mr. Levy is the trustee for the trust. Includes 800,000 shares of common stock issuable upon exercise of warrants held by Mr. Levy. This information was based on a Schedule 13D filed with the Securities and Exchange Commission on March 30, 2006.

(3) The business address of both Mr. Kier and Kier Family, L.P. is Coqui Capital Partners, L.P., 1775 Broadway, Suite 604, New York, New York 10019.

(4) In addition to shares held directly, includes 17,000 shares of common stock held by Mr. Kier's wife and 100,000 shares of common stock held through a Kier Family, L.P. of which Mr. Kier is the general partner. Also includes 607,000 shares of common stock issuable upon exercise of warrants. This information was based on a Schedule 13D filed with the Securities and Exchange Commission on March 30, 2006.

(5) Represents 100,000 shares of common stock and 200,000 shares of common stock issuable upon exercise of warrants. This information was based on a
      Schedule 13D filed with the Securities and Exchange Commission on March 30, 2006.

(6) The business address of Mr. Knott and Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosett, New York 11791.

(7) This information is based on (i) a Schedule 13D filed with the Securities and Exchange Commission on March 16, 2006. Includes 1,505,000 shares of common stock issuable upon exercise of warrants and 1,209,677 shares of common stock issuable upon conversion of 150,000 shares of Series A convertible preferred stock.

(8) The business address of Hummingbird Management, LLC is 460 Park Avenue, 12th Floor, New York, New York 10022.

(9) The foregoing information was derived from a Schedule 13D/A filed with the Securities and Exchange Commission on November 3, 2005.

(10) The business address of these entities and this individual is 40 West 57th Street, 24th Floor, New York, New York 10019.

(11) This information is based on (i) a Schedule 13D filed with the Securities and Exchange Commission on March 10, 2006. Comprised of 429,373 shares of Common Stock and 1,019,707 shares of Common Stock issuable upon exercise of warrants.

(12) This information is based on a Schedule 13D filed with the Securities and Exchange Commission on March 10, 2006. Comprised of (i) 429,373 shares of Common Stock held for the account of MHR Capital Partners Master Account LP; (ii) 1,019,707 shares of common stock issuable upon exercise of warrants held for the account of MHR Capital Partners Master Account LP;
      (iii) 53,027 shares of Common Stock held for the account of MHR Capital Partners (100); and (iv) 138,545 shares of Common Stock issuable upon exercise of warrants held for the account of MHR Capital Partners (100). MHR Advisors LLC is the general partner of MHR Capital Partners Master Account LP and MHR Capital Partners (100). Dr. Rachesky is the managing member of MHR Advisors LLC. MHR Fund Management LLC is the management company for MHR Capital Partners Master Account LP and MHR Capital Partners (100).

(13) The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(14) This information was derived from a Schedule 13G filed with the Securities and Exchange Commission on March 31, 2005.

(15) The business address of these entities and individuals is c/o Amarath Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831.

(16) This information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006.

(17) The business address of Mr. Alva is Falcon Investment Advisors, LLC, 60 Kendrick Street, Needham, Massachusetts 02494.

(18) Includes 100,000 shares of Common Stock and 100,000 shares underlying warrants, which warrants became exercisable on March 3, 2006. This information is derived from a Form 3 and a Form 4 filed on October 28, 2004 and August 20, 2005, respectively.

(19) The business address of these entities and this individual is 2100 RiverEdge Pkwy, Suite 840, Atlanta GA 30328. This information is based on the number of shares of Rand's series A convertible preferred stock issued to such entities. Information as to the beneficial ownership of these shares is not available at the time of this report.

(20) Comprised of 1,209,677 shares underlying Rand's series A convertible preferred stock. This information is based on the number of shares of Rand's series A convertible preferred stock issued to such entities. Information as to the beneficial ownership of these shares is not available at the time of this report.

(21) The business address for Mr. Bravener is 625 Main Street Port Dover, Ontario Canada NOA 1NO.

(22) Include 1,507,000 shares of common stock issuable upon exercise of warrants which warrants became exercisable on March 3, 2006.

      Laurence S. Levy, Rand Management LLC, Isaac Kier and Falcon Partners Holdings, LLC may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In June 2004, we issued 875,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.029 per share as set forth below:

Name                                Number of Shares      Relationship to Us

Laurence S. Levy                         395,000          Chairman of the Board
                                                          and Chief Executive
                                                          Officer
Natalie Lynn Levy                        100,000          Stockholder
Irrevocable Trust
Michael Benjamin Levy                    100,000          Stockholder
Irrevocable Trust
Jessica Rose Levy                        100,000          Stockholder
Irrevocable Trust
Isaac Kier                                87,500          Director
Falcon Partners Holdings, LLC             87,500          Director
Jane Levy                                  5,000          Stockholder

      Each of Laurence S. Levy, the Natalie Lynn Levy Irrevocable Trust, Michael Benjamin Levy Irrevocable Trust and Jessica Rose Levy Irrevocable Trust subsequently transferred their shares to Rand Management LLC, an entity of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Laurence Levy's three minor children. In October 2004, Rand's Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.025 per share.

      Pursuant to an escrow agreement between Rand, Rand's initial stockholders and Continental Stock Transfer & Trust Company, all of the shares owned by Rand's initial stockholders were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

      o     October 27, 2007;

      o     Rand's liquidation; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of Rand's stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to Rand's consummating a business combination with a target business.

      During the escrow period, these shares cannot be sold, but the initial stockholders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If Rand was unable to effect a business combination and required to liquidate, none of Rand's initial stockholders would have received any portion of the liquidation proceeds with respect to common stock owned by them prior to Rand's initial public offering.

      Rand also entered into a registration rights agreement with the initial stockholders pursuant to which the holders of the majority of the initial stockholders' shares will be entitled to make up to two demands that Rand register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. Rand will bear the expenses incurred in connection with the filing of any such registration statements.

      Each of Rand's initial stockholders also entered into a letter agreement with Rand and EarlyBirdCapital pursuant to which, among other things:

      o each agreed to vote all of his Shares owned in accordance with the majority of the shares issued in Rand's initial public offering if Rand solicits approval of its stockholders for a business combination;

      o if Rand fails to consummate a business combination by April 27, 2006 (or by October 27, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause Rand to liquidate as soon as reasonably practicable;

      o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his shares acquired prior to Rand's initial public offering;

      o each agreed to present to Rand for Rand's consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of Rand's consummation of a business combination, Rand's liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

      o each agreed that Rand could not consummate any business combination which involves a company which is affiliated with any of the initial stockholders unless Rand obtains an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to Rand's stockholders from a financial perspective;

      o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to Rand prior to the consummation of Rand's business combination; and

      o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

      ProChannel Management LLC, an affiliate of Laurence S. Levy, Chairman of Rand's Board and Chief Executive Officer, has agreed that, through the acquisition of a target business, it will make available to Rand a small amount of office space and certain office and secretarial services, as Rand may require from time to time. Rand has agreed to pay ProChannel Management $7,500 per month for these services. ProChannel is not obligated to continue to provide such office space and services to us, and there can be no assurance as to whether, or for how long, ProChannel will continue to make such office space available.

      During 2004, Laurence S. Levy advanced $70,000 to Rand to cover expenses related to Rand's initial public offering. The loan was payable without interest on the earlier of June 10, 2005 or the consummation of Rand's initial public offering. This loan was repaid in November 2004.

      Scott Bravener, along with three employees of Lower Lakes, lease office space at 625 Main Street, Port Dover, Ontario to Lower Lakes on a month-to-month basis for $1370.25 per month. We believe that the lease is on terms consistent with leases negotiated at arms' length. The lease terminates on march 31, 2006.

      Rand will reimburse its officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on Rand's behalf such as identifying and investigating possible target businesses and business combinations.

      All ongoing and future transactions between Rand and any of its officers and directors or their respective affiliates, will be on terms believed by Rand to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of Rand's Board who do not have an interest in the transaction.

ITEM 13. EXHIBITS.

The following Exhibits are filed as part of this report.

Exhibit No.    Description
-----------    -----------

2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LLP, Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted: Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel,
               7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)

2.2            Amendment to Stock Purchase Agreement, dated December 29, 2005.
               (2)

2.3            Amendment to Stock Purchase Agreement, dated January 27, 2006.
               (3)

2.4            Amendment to Stock Purchase Agreement, dated February 27, 2006.
               (4)

3.1            Certificate of Incorporation. (5)

3.1.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)

3.1.2 Certificate of Designations, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)

3.2            By-laws. (5)

4.1            Specimen Unit Certificate. (5)

4.2            Specimen Common Stock Certificate. (5)

4.3            Specimen Warrant Certificate. (5)

4.4            Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
               (5)

4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.1 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Laurence S. Levy. (5)

10.2 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier. (1)

10.3 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Sandeep D. Alva. (5)

10.4 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Falcon Partners Holdings, LLC. (5)

10.5 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Natalie Lynn Levy Irrevocable Trust. (5)

10.6 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Benjamin Levy Irrevocable Trust. (5)

10.7 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jessica Rose Levy Irrevocable Trust. (5)

10.8 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jane Levy. (5)

10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)

10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)

10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)

10.13          Registration Rights Agreement among the Registrant and the
               Founders. (5)

10.14          Form of Warrant Purchase Agreements among each of Laurence S.
               Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
               (5)

10.15 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Rand Management LLC. (5)

10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)

10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)

10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory hereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory hereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory hereto from time to time.(7)

10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Rand Acquisition Corporation.(7)

10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Rand Acquisition Corporation.(7)

10.21          Management Bonus Plan, dated March 3, 2006.(7)

14             Code of Ethics. (6)

21             Subsidiaries of Rand. (8)

31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(8)

32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

99.1 Risk Factors to Annual Report of Form 10-KSB for period ending December 31, 2005.(8)

(1) Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.

(8)   Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The firm of Goldstein, Golub, Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. ("RSM"). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

During the fiscal year ended December 31, 2004, we paid our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004; $2,000 in connection with the review of our Quarterly Reports on Form 10-QSB, and $10,000 in connection with the December 31, 2004 audit and 10-KSB.

During the fiscal year ended December 31, 2005, we paid or expect to pay our principal accountant $15,000 for the services they performed in connection with the December 31, 2005 audit and 10-KSB and the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9 2006; $19,000 in connection with the reviews of our Quarterly Reports on Form 10-QSB, and $3,000 in connection with the December 31, 2004 10-K/A.

Audit-Related Fees

During 2005, our principal accountant did not render assistance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

      During 2005, we paid TBS $1,500 for services rendered for tax compliance for the year ended December 31, 2004.

All Other Fees

      During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2006.

                                             RAND ACQUISITION CORPORATION


                                             By: /s/ Laurence S. Levy
                                                 -------------------------------
                                                 Laurence S. Levy
                                                 Chairman of the Board and Chief
                                                 Executive Officer (Principal
                                                 Executive and Financial and
                                                 Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                       Title                      Date
----                                       -----                      ----


/s/ Laurence S. Levy          Chairman of the Board and Chief    March 31, 2006
----------------------        Executive Officer (Principal
Laurence S. Levy              Executive and Financial and
                              Accounting Officer)

/s/ Isaac Kier                Director                           March 31, 2006
----------------------
Isaac Kier


/s/ Sandeep D. Alva           Director                           March 31, 2006
----------------------
Sandeep D. Alva


/s/ Scott Bravener            Director                           March 31, 2006
----------------------
Scott Bravener

                                                             RAND LOGISTICS INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

                            (a) Financial Statements

    Balance Sheet                                                            F-3
    Statement of Operations                                                  F-4
    Statement of Stockholders' Equity                                        F-5
    Statement of Cash Flows                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                           F-7-F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rand Logistics, Inc. (formerly Rand Acquisition Corporation)

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (formerly Rand Acquisition Corporation) and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the cumulative period from June 2, 2004 (inception) to December 31, 2005, the year ended December 31, 2005 and the period from June 2, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rand Logistics, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the cumulative period from June 2, 2004 (inception) to December 31, 2005, the year ended December 31, 2005 and the period from June 2, 2004 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As described in Note 8, on March 3, 2006, Rand Logistics, Inc. acquired the capital of Lower Lakes Towing Ltd., issued Series A preferred stock and entered into a senior loan facility.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 3, 2006

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)
                                        (a corporation in the development stage)

                                                                   Balance Sheet

===========================================================================================
                                                               December 31      December 31
                                                                  2005             2004
-------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                   $    176,945     $    802,667
  Investments held in Trust Fund (Note 1)                       24,511,698       23,804,261
  Prepaid expenses                                                  17,815           57,750
                                                              ------------     ------------
Total current assets                                            24,706,458       24,664,678
  Deferred Acquisition Costs (Note 1)                            2,083,097               --
                                                              ------------     ------------
Total assets                                                  $ 26,789,555     $ 24,664,678
                                                              ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accrued expenses (Note 4)                                   $  1,885,644     $     12,000
  Taxes Payable (Note 5)                                            55,523           34,357
  Deferred Interest                                                155,108           13,645
                                                              ------------     ------------
          Total liabilities                                      2,096,275           60,002
                                                              ------------     ------------
Common stock, subject to possible redemption,
  919,540 shares at redemption value (Note 1)                    4,744,826        4,744,826
                                                              ------------     ------------
Commitments (Notes 3 and 8)
Stockholders' equity (Notes 1, 2, 6, 7 and 8)
  Preferred stock, $.0001 par value, Authorized
    1,000,000 shares; none issued                                       --               --
  Common stock, $.0001 par value
    Authorized 50,000,000 shares
    Issued and outstanding 5,600,000 shares (which
      includes 919,540 subject to possible redemption)                 560              560
  Additional paid-in capital                                    19,884,465       19,884,465
  Surplus/( Deficit) accumulated during development stage           63,429          (25,175)
                                                              ------------     ------------
    Total stockholders' equity                                  19,948,454       19,859,850
                                                              ------------     ------------
Total liabilities and stockholders' equity                    $ 26,789,555     $ 24,664,678
                                                              ============     ============

                 See accompanying notes to financial statements.

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)
                                        (a corporation in the development stage)

                                                         Statement of Operations

===================================================================================================================
                                                        Period from                               Period from
                                                        June 2, 2004        For the               June 2, 2004
                                                        (inception) to      Year Ended            (inception) to
                                                        December 31, 2005   December 31, 2005     December 31, 2004
-------------------------------------------------------------------------------------------------------------------
Income:
  Interest Income                                        $   638,123          $   581,555          $    56,568
                                                         -----------          -----------          -----------
Expenses:
  Franchise and capital-based taxes                           81,055               46,698               34,357
  Professional fees                                           85,676               69,383               16,293
  Rent and office                                            106,209               90,000               16,209
  Insurance                                                   68,333               58,833                9,500
  Other formation and operating costs                         64,172               58,788                5,384
                                                         -----------          -----------          -----------
    Total Expenses                                           405,445              323,702               81,743
                                                         -----------          -----------          -----------
Income (loss) before provision for income taxes              232,678              257,853                   --
Provision for income taxes                                   169,249              169,249                   --
                                                         -----------          -----------          -----------
Net income (loss)                                        $    63,429          $    88,604          $   (25,175)
                                                         ===========          ===========          ===========
Net loss per share basic and diluted                                          $       .02          $      (.01)
                                                                              ===========          ===========
Weighted average shares outstanding                                             5,600,000            2,584,634
                                                                              ===========          ===========

                 See accompanying notes to financial statements.

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)
                                        (a corporation in the development stage)

                                               Statement of Stockholders' Equity

===================================================================================================================================
                                                                                      Additional    Surplus (Deficit)
                                                             Common Stock              Paid-In      accumulated during the
                                                         Shares         Amount         Capital      development stage       Total
-----------------------------------------------------------------------------------------------------------------------------------
Sale of 1,000,000 shares of common stock to
  initial stockholders as of June 2, 2004
  at $.025 per share                                    1,000,000    $        100    $     24,900               --     $     25,000

Sale of 4,000,000 units, net of underwriters'
  discount and offering expenses (includes
  799,600 shares subject to possible redemption)        4,000,000             400      21,310,351               --       21,310,751

Proceeds of exercise of overallotment option
  by underwriters                                         600,000              60       3,293,940                         3,294,000
Proceeds subject to possible redemption of
  919,540 shares                                               --              --      (4,744,826)              --       (4,744,826)

Proceeds from issuance of option                               --              --             100               --              100

Net loss                                                       --              --              --          (25,175)         (25,175)
                                                        ---------    ------------    ------------     ------------     ------------

Balance, December 31, 2004                              5,600,000             560      19,884,465          (25,175)      19,859,850

Net income                                                     --              --              --           88,604           88,604

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                              5,600,000    $        560    $ 19,884,465     $     63,429     $ 19,948,454
                                                        =========    ============    ============     ============     ============

                 See accompanying notes to financial statements.

                                                            Rand Logistics, Inc.
                                         (formerly Rand Acquisition Corporation)
                                        (a corporation in the development stage)

                                                         Statement of Cash Flows

====================================================================================================================================
                                                                         Period from                               Period from
                                                                         June 2, 2004         For the              June 2, 2004
                                                                         (inception to)       Year Ended           (inception) to
                                                                         December 31, 2005    December 31, 2005    December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net Income (loss)                                                      $     63,429         $     88,604           $    (25,175)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities
    Interest Accrued on Treasury Bill                                          (775,697)            (707,436)               (68,261)
    Increase (Decrease) in prepaid expenses                                     (17,815)              39,935                (57,750)
    Increase in accrued expenses                                                 42,178               30,178                 12,000
    Increase (Decrease) in income tax payable                                    55,523               21,166                 34,357
    Increase in deferred interest                                               155,108              141,463                 13,645
                                                                           ------------         ------------           ------------
      Net cash used in operating activities                                    (477,274)            (386,090)               (91,184)
                                                                           ------------         ------------           ------------

Cash Flows from Investing Activities
    Cash placed in Trust Fund                                               (23,736,000)                  --            (23,736,000)
    Payment of deferred acquisition costs                                      (239,632)            (239,632)                    --
                                                                           ------------         ------------           ------------
      Net cash used in investing activities                                 (23,975,632)            (239,632)           (23,736,000)
                                                                           ------------         ------------           ------------

Cash Flows from Financing Activities
    Gross proceeds                                                           27,600,000                   --             27,600,000
    Proceeds from notes payable, stockholder                                     70,000                   --                 70,000
    Payment of note payable, stockholder                                        (70,000)                  --                (70,000)
    Proceeds from sale of shares of common stock                                 25,000                   --                 25,000
    Proceeds from issuance of option                                                100                   --                    100
    Payment of costs of public offering                                      (2,995,249)                  --             (2,995,249)
                                                                           ------------         ------------           ------------
      Net cash provided by financing activities                              24,629,851                   --             24,629,851
                                                                           ------------         ------------           ------------

Net increase (decrease) in cash                                                      --             (625,722)                    --
Cash at beginning of period                                                          --              802,667                     --
                                                                           ------------         ------------           ------------
Cash at end of the period                                                  $    176,945         $    176,945           $    802,667
                                                                           ============         ============           ============
Supplemental schedule of non-cash investing activities:
    Accrual of deferred acquisition costs                                  $  1,843,465         $  1,843,465           $         --
                                                                           ============         ============           ============

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

1. Organization                 Rand Acquisition Corporation was incorporated in
   and                          Delaware on June 2, 2004 as a blank check
   Business                     company whose objective was to acquire an
   Operations                   operating business (a "Business Combination").
                                As described in Note 8 (Subsequent Events), on
                                March 3, 2006, Rand Acquisition Corporation consummated a Business Combination and changed its name to Rand Logistics, Inc.

                                The consolidated financial statements include the accounts of Rand Logistics, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transaction and balances have been eliminated.

                                The registration statement for the Company's initial public offering ("Offering") was declared effective October 27, 2004. The Company consummated the offering on November 2, 2004 and received net proceeds of approximately $21,311,000 (Note 2). On November 3, 2004, the underwriters exercised their allotment option resulting in further proceeds to the Company of $3,294,000. The Company's management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a Business Combination. A portion of the net proceeds, originally $23,736,000, was placed in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds were only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount was invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $24,512,000 at December 31, 2005 (and $23,804,000 at December 31, 2004). The
                                excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statement of operations. The remaining net proceeds were available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                The Company, after signing a definitive
                                agreement for its first Business Combination, was required to submit the Business Combination for stockholder approval. To be approved, the Business Combination required the approval of holders of a majority of the shares issued in

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                the Offering ("Public Stockholders"). When voting the Business Combination, all of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the holders of majority of the shares issued in the Offering. On February 28, 2006, the Business Combination discussed in Note 8 (Subsequent Events) was approved by Public Stockholders holding a majority of the shares of common stock issued in the Offering.

                                Public Stockholders who voted against the Business Combination could also demand that the Company redeem their shares if the Business Combination is consummated. The per share redemption price would equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Under the terms of the Company's Certificate of Incorporation, the Company could not consummate a Business Combination if holders of more than 19.99% of the shares of common stock issued in the Offering demanded redemption of their shares. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying December 31, 2005 and December 31, 2004 balance sheets and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest. The Company further conditioned the Business Combination discussed in Note 8 (Subsequent Events) on holders of not more than 5% of the shares of common stock issued in the Offering demanding redemption. No Public Stockholders demanded redemption of their shares in connection with the Business Combination discussed in Note 8 (Subsequent Events) and as such the common stock subject to redemption will be reclassified to stockholders equity and the deferred interest will be recognized as income in the first quarter of 2006.

                                The Company's Certificate of Incorporation also required mandatory liquidation of the Company, without stockholder approval, in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria were satisfied.

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                The voting requirements, redemption rights and mandatory liquidation discussed above are not applicable after consummation of a Business Combination.

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

                                Deferred acquisition costs consist of legal, consulting and other costs incurred through December 31, 2005 that are directly related to the acquisition or financing described in Note 8.

                                Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                Basic income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share gives effect to dilutive options, warrants and other potential common stock outstanding during the periods. Diluted income (loss) per share does not include the Redeemable Common Stock Purchase Warrants (see Note 2) to purchase an aggregate of 9,200,000 shares of common stock at $5.00 per share and the underwriters' option (see Note 2) to purchase 300,000 Units at an exercise price of $9.90 per Unit (with 600,000 underlying warrants at $6.25 per share), respectively, that were outstanding at December 31, 2005 and 2004 because the shares underlying the conversion of the warrants are contingently issuable at December 31, 2005 and 2004 and the exercise price of the underwriters' option is in excess of the related market value of the Units.

                                In 2006, diluted earnings per share will require consideration of the Redeemable Common Stock Purchase Warrants because the contingency was satisfied upon the completion of the transaction described in Note 8.

                                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                                Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
2. Initial Public
   Offering On November 2, 2004, the Company sold a total of 4,600,000 units ("Units") in the Offering and the underwriters' exercise of their overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination (See Note 8) with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

                                In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. Each Unit included within this option consists of one share of common stock and two warrants. The Units issuable upon exercise of the option are identical to those issued in the Offering except that the Warrants included in the Units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per Unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to the stockholders' equity. The Company estimates that the fair value of this option is approximately $558,000 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative has been estimated as of the date

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

3. Commitment                   The Company presently occupies office space
                                provided by an affiliate of an Initial
                                Stockholder. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period from inception to December 31, 2005 and the period ended December 31, 2004 includes
                                $106,209, $90,000 and $16,209, respectively,
                                related to this agreement.

                                In connection with the Business Combination described in Note 8, in March 2006 the Company entered into employment agreements with two individuals (See Note 8).

4. Accrued Expenses             Accrued expenses consists of the following:

                                                               December 31,
                                                            2005          2004
                                                         ----------     --------
                                Professional fees in     $1,843,465           --
                                connection with the
                                transaction described
                                in Note 8

                                Other Professional Fees      33,500     $ 12,000

                                Other                         8,679           --
                                                         ----------     --------

                                                         $1,885,644     $ 12,000
                                                         ==========     ========

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

5. Taxes Payable                The provision for income taxes consists of the
                                following:

                                                                    Period from
                                                       Year ended   Inception to
                                                       December 31  December 31
                                                       2005          2004
                                                       -----------  ------------
                                Current:
                                   Federal               104,285           --
                                   State and Local        64,964           --
                                Deferred:
                                   Federal                    --           --
                                   State and Local            --           --
                                                       ---------    ---------

                                                       $ 169,249    $      --
                                                       =========    =========

                                The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

                                                                    Period from
                                                     Year ended     Inception to
                                                     December 31    December 31
                                                     2005           2004
                                                     -----------    -----------

               Statutory federal income tax rate           34%           (34%)
                 State income taxes                      16.6%            --
                 Valuation allowance                       15%            34%
                                                        -----          -----
                 Effective income tax rate               65.6%            --
                                                        =====          =====

                                The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

                                                                 December 31,
                                                                --------------
                                                                2005      2004
                                                                ----      ----
                                Asset:

                                Deferred Interest Income       70,400     6,200
                                Other                           1,100     1,400
                                Federal NOL                        --    22,100
                                State and Local NOLs               --     5,600
                                                              -------   -------
                                Total deferred tax asset      $71,500   $35,300
                                                              =======   =======

                                Liability:

                                Prepaid Expense                $8,100   $25,700
                                                             --------   -------
                                Total Deferred Tax Liability   $8,100   $25,700
                                                             --------   -------

                                Net Deferred Asset            $63,400   $ 9,600
                                Valuation Allowance          ($63,400)  ($9,600)
                                                             --------   -------
                                                              $    --   $    --
                                                             ========   =======

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                During the year ended December 31, 2005, the Company paid $160,424 of income and State Franchise taxes (exclusive of Delaware).

6. Preferred Stock              The Company is authorized to issue 1,000,000
                                shares of preferred stock with such
                                designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock                 On October 7, 2004, the Company's Board of
                                Directors authorized a stock dividend of
                                0.1428571 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

                                At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters' unit purchase option.

8. Subsequent Events -
   Unaudited                    On March 3, 2006, Rand Acquisition Corporation,
                                through its wholly-owned subsidiary, LL
                                Acquisition Corp., acquired all of the
                                outstanding shares of capital stock of Lower
                                Lakes Towing Ltd. ("Lower Lakes") in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among Rand
                                Acquisition Corporation, LL Acquisition Corp.
                                and the stockholders of Lower Lakes, as amended.
                                Immediately following completion of the
                                acquisition, and in conjunction therewith, LL
                                Acquisition Corp. and Lower Lakes were
                                amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company,
                                Inc. ("Grand River") and Lower Lakes
                                Transportation Company ("LLT") owned by Lower
                                Lakes at the time of the amalgamation were transferred to Rand Acquisition Corporation's wholly-owned subsidiary, Rand LL Holdings Corp.
                                Upon completion of such transfer, the
                                outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption
                                Agreement, dated September 2, 2005, between
                                Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and LLT became indirect, wholly-owned subsidiaries of Rand Acquisition Corporation. In conjunction with the foregoing transactions, as of March 3, 2006, Rand Acquisition Corporation changed its name to Rand Logistics Inc.

                                Lower Lakes and LLT provide bulk freight shipping services throughout the Great Lakes

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                region to, among others, the construction aggregates, integrated steel, salt, agriculture and electric utility industries. Lower Lakes' operating fleet consists of four self-unloading bulk carriers in Canada and three self-unloading bulk carriers as well as a tug and a self-unloading barge in the U.S. Lower Lakes owns three of the Canadian flagged vessels and its wholly-owned subsidiary, Port Dover Steamship Company Inc., owns the fourth. LLT time charters the U.S. flagged vessels from Grand River. Grand River owns two of the U.S. flagged vessels and a tug, and bareboat charters two U.S. flagged vessels. The four vessels owned or chartered by Grand River are used exclusively in LLT's business.

                                In accordance with the terms of the Stock
                                Purchase Agreement and Redemption Agreement, respectively, the Company paid $9,843,748 to the selling shareholders of Lower Lakes and $750,000 to GR Holdings, Inc., and arranged for the repayment of the acquisition closing date indebtedness of such entities of Cdn $43,732,749 (approximately $37,522,000 at December 31, 2005) and $5,156,945, respectively. The amount paid to the Lower Lakes selling shareholders reflects certain adjustments made on the acquisition closing date in accordance with the Stock Purchase Agreement and such amount is subject to further adjustment after the acquisition closing based the Company's determination of the net working capital of Lower Lakes and its affiliates as of January 15, 2006. The Company funded the acquisition closing date payments with the approximately $24,646,000 of proceeds of its initial public offering held in trust, $15,000,000 of proceeds of the acquisition closing date issuance of the Company's newly created series A convertible preferred stock, and proceeds of the new senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and LLT.

                                The shares of series A convertible preferred stock were issued pursuant to the terms of the Preferred Stock Purchase Agreement, dated September 2, 2005, by and among the Company and Knott Partners LP and certain of its affiliates, and Bay Resource Partners L.P. and certain of its affiliates. In accordance with the terms of the Preferred Stock Purchase Agreement, the Company issued 300,000 shares on the acquisition closing date for an aggregate purchase price of $15,000,000. The shares of series A convertible preferred stock were not registered under the Securities Act of 1933, but the series A preferred stockholders have the right to require

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                the filing of a registration statement with respect to shares of the Company's common stock issuable upon conversion of the shares of series A convertible preferred stock. The series A preferred stockholders are prohibited from selling any shares of such common stock under a registration statement prior to the six month anniversary of the acquisition closing date or more than one half of all such shares of common stock held by them as a group prior to the twelve month anniversary of the acquisition closing date. The shares of series A convertible preferred stock: rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75%, payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder based on a conversion price of $6.20 per share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company.

                                The Company's Certificate of Incorporation was amended and restated on the acquisition closing date to, among other things, increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 50,000,000 shares, and to adopt certain amendments designed to ensure the Company's compliance with the citizenship requirements of U.S. maritime laws, including the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, after completion of the acquisition. The maritime law-related amendments limit the aggregate percentage ownership of the Company's capital stock, including common stock, by non-U.S. citizens to 23% of the outstanding shares of the Company's capital stock and no more than 23% of the voting power of the Company. In addition, these amendments give the Company's Board of

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                Directors the authority to make such
                                determinations as may reasonably be necessary to ascertain such ownership and to implement such limitations, including limiting transfers of shares and redeeming shares held by anyone whose ownership of such shares would cause the Company to be in violation of U.S. maritime laws.

                                The Credit Agreement governing the new senior credit facility provides for (i) a revolving credit facility under which Lower Lakes may borrow up to Cdn $2,300,000 (approximately $1,973,000 at December 31, 2005) and an additional seasonal facility of $2,000,000, subject to limitations, (ii) a revolving credit facility under which LLT may borrow up to $3,500,000 and an additional seasonal facility of $2,000,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes may borrow Cdn $21,200,000 (approximately $18,189,000 at
                                December 31, 2005), and (iv) a US dollar denominated term loan facility under which Grand River may borrow $4,000,000. Borrowings under the new senior credit facility are required to be used to refinance the borrowers' existing senior credit facility, to finance working capital and for the acquisition of the stock of the borrowers and other general corporate purposes. The full amount of both term loans was extended to the borrowers on March 3, 2006. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

                                Under the new senior credit facility, the revolving credit facility expires on March 3, 2011. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) an aggregate of Cdn $2,120,000 (approximately $1,819,000 at December 31, 2005) per annum shall be payable in four equal quarterly installments during the first year,
                                (ii) an aggregate of Cdn $2,544,000
                                (approximately $2,183,000 at December 31, 2005) shall be payable in four equal quarterly installments in each of the next four years, and
                                (iii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on March 3, 2011. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) an aggregate of $400,000 per annum shall be payable in four equal quarterly installments during the first year, (ii) an aggregate of $480,000 per annum shall be payable in four equal quarterly installments in each of the next four years, and
                                (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on March 3, 2011.

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                Borrowings under the Canadian revolving credit facility and Canadian term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the new senior credit facility), plus 2% per annum or (ii) the BA Rate (as defined in the new senior credit facility) plus 3% per annum. The US revolving credit facility and the US term loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the new senior credit facility) plus 3.00% per annum, or (ii) the US Base Rate(as defined in the new senior credit facility), plus 2% per annum.

                                Obligations under the new senior credit facility are secured by a first priority lien and security interest on all of the borrowers' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, and a pledge by Rand LL Holdings Corp of all of the outstanding capital stock of the borrowers. In addition, all obligations under the new senior credit facility will also be secured by a pledge, with limited exception, of all the outstanding capital stock of the borrowers' subsidiaries. The indebtedness of each borrower under the new credit facility is unconditionally guarantied by each other borrower and by Rand LL Holdings Corp. and such guaranty is secured by a lien on substantially all of the assets of each borrower and Rand LL Holdings Corp.

                                Under the new senior credit facility, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings
                                (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the Lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

                                The new senior credit facility contains certain covenants, including those limiting borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature or its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the new senior credit facility requires the borrowers to maintain certain financial ratios. Failure of the borrowers to comply with any of these covenants or financial ratios could result in the loans under the new senior credit facility being accelerated.

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

                                The Company is in the process of allocating the purchase price to the tangible and intangible assets and liabilities as of the date of the acquisition. The preliminary estimate of goodwill in the acquisition is approximately $11 million.

                                In connection with the Lower Lakes acquisition, the Company entered into employment agreements with two employees. The employee agreements are for an initial period of two years in the aggregate amounts of Cdn $353,000 (approximately $303,000 at December 31, 2005) per year, plus bonuses, under terms defined in the employment agreements.

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

      The following unaudited pro forma condensed consolidated balance sheet combines the historical balance sheets of Lower Lakes and Rand as of December 31, 2005, giving effect to the transactions described in the Stock Purchase Agreement as if they had occurred on December 31, 2005.

                                                                    Pro Forma
                                                                    Combined
                                                                 --------------
             ASSETS
CURRENT
   Cash and cash reserved
   for repairs and drydock
   expenditures                                                  $    5,965,994






   Accounts receivable, net                                           8,125,659
     Prepaid expenses and other
       current assets                                                 2,365,211
   Investments held in trust
   Deferred income taxes                                                123,378
-------------------------------------------------------------------------------
                                                                     16,580,242

CAPITAL ASSETS, NET                                                  37,490,439
DEFERRED INCOME TAXES                                                 5,335,159
DEFERRED ACQUISITION COSTS                                                   --
DEFERRED DRYDOCK AND FINANCING
  COSTS, NET                                                          5,679,051


INTANGIBLE ASSETS                                                    11,068,837
-------------------------------------------------------------------------------
                                                                 $   76,153,728
===============================================================================
LIABILITIES
CURRENT                                                          $   10,532,637


LONG-TERM DEBT
   Long-term debt - senior and
   subordinated                                                      20,236,142

   Long-term obligation - vessel
   lease                                                              1,758,132
   Deferred income taxes                                              5,183,537
   Common stock subject to
   conversion                                                                --
   Convertible notes                                                         --
-------------------------------------------------------------------------------

                                                                     27,177,811
-------------------------------------------------------------------------------
MINORITY INTEREST                                                            --
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Convertible preferred
   shares                                                            14,500,000

   Common stock par value                                                   560
   Share capital



   Due from shareholder                                                      --

   Additional paid in capital                                        24,629,291


   Accumulated deficit                                                 (686,571)


   Accumulated other
     comprehensive loss                                                      --
-------------------------------------------------------------------------------
                                                                     38,443,280
-------------------------------------------------------------------------------
                                                                 $   76,153,728
===============================================================================

                                           Rand Logistics, Inc. and Subsidiaries
                                         (formerly Rand Acquisition Corporation)

                                                   Notes to Financial Statements
================================================================================

      The following unaudited pro forma condensed consolidated statements of operations combine (i) the historical statement of operations of Rand for the twelve months ended December 31, 2005 and the historical statement of operations of Lower Lakes for the twelve months ended December 31, 2005 giving effect to the acquisition as if it had occurred on January 1, 2005.

                                                                 Pro Forma
                                                                  Combined
                                                              --------------
REVENUE                                                       $   61,240,535
----------------------------------------------------------------------------
EXPENSES
Outside voyage charter fees                                        7,379,638
Vessel operating expenses                                         40,628,366
Winter costs                                                       1,625,671
Administration                                                     3,276,188
Depreciation                                                       3,939,420
Amortization of deferred drydock                                   1,033,339
costs
Foreign exchange gain                                               (276,251)
Loss on asset disposal                                               113,405
----------------------------------------------------------------------------
                                                                  57,719,776
----------------------------------------------------------------------------
INCOME (LOSS)  FROM OPERATIONS                                     3,520,759
----------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest                                                           1,996,750
Other income                                                        (598,018)
Loss on debt extinguishment                                           52,130
Amortization of deferred financing costs                             864,264
----------------------------------------------------------------------------
                                                                   2,315,126
----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTEREST                                               1,205,633
----------------------------------------------------------------------------

PROVISION FOR INCOME TAXES                                           750,433
MINORITY INTEREST                                                         --
----------------------------------------------------------------------------
NET INCOME                                                    $      455,200
----------------------------------------------------------------------------

Pro forma net income (loss) per share:
Pro forma weighted average outstanding shares - basic and
diluted                                                            5,600,000
                                                              --------------
Pro forma net loss per share                                  $        (0.13)(a)
                                                              --------------

(a) There is a pro forma loss per share due to the effect of convertible preferred stock dividends.