Form 10KSB
period 2006-03-31
Rand Logistics, Inc.
filed 2006-07-14
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 2006 to March 31, 2006

                        Commission File Number 000-50908

                              RAND LOGISTICS, INC.
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                        20-1195343
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       450 Park Avenue, 10th Floor                        10022
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

Issuer's revenues for the fiscal year ended March 31, 2006 were $1,730,402.

As of July 13, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $24,655,196.

As of July 13, 2006, there were 5,600,000 shares of Common Stock, $.0001 par value per share, outstanding. Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,605,000.

      On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes' affiliate, Grand River Navigation Company, Inc. Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand's business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes, Lower Lakes Transportation and Grand River.

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

Customers

      Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt. Lower Lakes' top ten customers accounted for approximately 74% of its revenue during the twelve months ended March 31, 2006. Lower Lakes is the sole-source shipping provider to several of its customers. Many of Lower Lakes' customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

Competition

      Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces three primary competitors: Seaway Marine Transport, American Steamship Company and Oglebay Norton Marine Services. Seaway Marine Transport is a Canadian traffic and marketing partnership, which owns 22 self-unloading vessels, four of which are River Class boom forward vessels. American Steamship Company operates in the U.S. and maintains a fleet of 19 vessels, four of which are River Class and Oglebay Norton operates a fleet of three river class vessels. We believe that industry participants compete on the basis of customer relationships, price, and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.

Employees

      As of March 31, 2006, Lower Lakes had approximately 230 full-time employees, 18 of whom were management and 212 were operational. Approximately 42% of Lower Lakes' employees (all U.S. based Grand River Navigation crew) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are good. Our executive officers are Laurence S. Levy, who serves as our chairman of the board and chief executive officer; Edward Levy, who serves as our president; and Joseph W. McHugh Jr., who serves as our chief financial officer. Carol Zelinski is Secretary of Rand. Rand does not at present have any other employees.

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

      o Lower Lakes Towing has leased approximately 3,075 square feet of office space at 517 Main Street, Port Dover, Ontario that expires March 2013.

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

                                Common Stock         Warrants          Units
                              ----------------   ---------------   -------------
Quarter Ended                  High       Low     High      Low     High    Low
                              -----      -----   -----     -----   -----   -----
December 31, 2004             $5.50      $4.50   $0.85     $0.60   $6.70   $5.95
March 31, 2005                $5.70      $5.07   $1.03     $0.69   $7.36   $6.50
June 30, 2005                 $5.43      $5.10   $0.85     $0.68   $6.90   $6.32
September 30, 2005            $5.70      $5.55   $1.10     $1.05   $7.65   $7.65
December 31, 2005             $5.90      $5.39   $1.22     $0.85   $7.90   $7.05
March 31, 2006                $5.65      $5.05   $1.30     $0.80   $7.40   $6.50

Holders

      As of July 14, 2006, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

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

      On March 3, 2006, Rand, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among Rand, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River and Lower Lakes Transportation owned by Lower Lakes at the time of the amalgamation were transferred to Rand's wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2006, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of Rand. In conjunction with the foregoing transactions, as of March 3, 2006, Rand changed its name to Rand Logistics, Inc.

      In accordance with the terms of the Stock Purchase Agreement and Redemption Agreement, respectively, Rand paid US$9,843,748 to the selling shareholders of Lower Lakes and US$750,000 to GR Holdings, Inc., and arranged for the repayment of the acquisition closing date indebtedness of such entities of Cdn$43,732,749 and US$5,156,945, respectively. The amount paid to the Lower Lakes selling shareholders reflects certain adjustments made on the acquisition closing date in accordance with the Stock Purchase Agreement and such amount is subject to further adjustment after the acquisition closing based Rand's determination of the net working capital of Lower Lakes and its affiliates as of January 15, 2006. Rand funded the acquisition closing date payments with the approximately US$24,646,000 of proceeds of its initial public offering held in trust, US$15,000,000 of proceeds of the acquisition closing date issuance of Rand's newly created series A convertible preferred stock, and proceeds of the new senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and Lower Lakes Transportation.

      The shares of series A convertible preferred stock were issued pursuant to the terms of the Preferred Stock Purchase Agreement, dated September 2, 2005, by and among Rand and Knott Partners LP and certain of its affiliates, and Bay Resource Partners L.P. and certain of its affiliates. In accordance with the terms of the Preferred Stock Purchase Agreement, Rand issued 300,000 shares on the acquisition closing date for $50 per share or an aggregate purchase price of $15,000,000. The shares of series A convertible preferred stock were not registered under the Securities Act of 1933, but the series A preferred stockholders have the right to require the filing of a registration statement with respect to shares of Rand common stock issuable upon conversion of the shares of series A convertible preferred stock. The series A preferred stockholders are prohibited from selling any shares of such common stock under a registration statement prior to the six month anniversary of the acquisition closing date or more than one half of all such shares of common stock held by them as a group prior to the twelve month anniversary of the acquisition closing date. The shares of series A convertible preferred stock: rank senior to Rand's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of Rand common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or
8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of Rand common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of Rand if, after the third anniversary of the acquisition, the trading price of Rand's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by Rand in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with Rand's common stock; and have a separate vote over certain material transactions or changes involving Rand.

      Rand's Certificate of Incorporation was amended and restated on the acquisition closing date to, among other things, increase the number of shares of common stock that Rand is authorized to issue from 20,000,000 shares to 50,000,000 shares, and to adopt certain amendments designed to ensure Rand's compliance with the citizenship requirements of U.S. maritime laws, including the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, after completion of the acquisition. The maritime law-related amendments limit the aggregate percentage ownership of Rand's capital stock, including common stock, by non-U.S. citizens to 23% of the outstanding shares of Rand's capital stock and no more than 23% of the voting power of Rand. In addition, these amendments give Rand's Board of Directors the authority to make such determinations as may reasonably be necessary to ascertain such ownership and to implement such limitations, including limiting transfers of shares and redeeming shares held by anyone whose ownership of such shares would cause Rand to be in violation of U.S. maritime laws.

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

      Off-Balance Sheet Arrangements. Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the March 31, 2006 financial statements for a discussion of outstanding options and warrants.

      Rand changed its fiscal year end from December 31 to March 31, effective March 3, 2006. Information in this Transition Report on Form 10-KSB for the current year is representative of the three month transition period from January 1, 2006 though March 31, 2006.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Since our inception through March 31, 2006, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to material affect our internal controls over financial reporting. The Company's independent registered chartered accounting firm, Grant Thornton LLP, has notified our audit committee that it has identified material weaknesses and significant deficiencies in the Company's internal control systems, which were identified as part of the financial statement audit.

      The auditors identified the following material weaknesses in the Company's internal controls:

      o     the lack of an established audit committee as of March 31, 2006;

      o the lack of sufficient accounting personnel within its financial reporting division; and

      o three significant deficiencies that cumulatively represent a material weakness: 1) a lack of segregation of duties regarding incompatible processes and controls; 2) a lack of documented accounting policies and procedures; and 3) a lack of documented controls.

      The auditors identified the following significant deficiencies in the Company's internal controls:

      o the Company does not have any written and tested disaster recovery plan in place; and

      o the Company does not have a process in place to receive, evaluate, and retain complaints regarding accounting and financial reporting issues.

      The Company established an audit committee on June 16, 2006, to increase its oversight of the disclosure and reporting processes. The audit committee intends to evaluate the above matters, as well as possible changes to the Company's internal controls to address such matters.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name                          Age                 Position
--------------------------------------------------------------------------------
Laurence S. Levy              50        Chairman of the Board and Chief
                                        Executive Officer, Rand; Director and
                                        Vice President, Lower Lakes, Lower Lakes
                                        Transportation and Grand River

Edward Levy                   42        President, Rand

Joseph W. McHugh Jr.          51        Chief Financial Officer, Rand

Scott Bravener                42        President, Lower Lakes and Lower Lakes
                                        Transportation; Director, Rand and Lower
                                        Lakes

James Siddall                 42        Vice President - Marine Operations,
                                        Lower Lakes and Lower Lakes
                                        Transportation

Jeffrey Botham                40        Chief Financial Officer, Lower Lakes and
                                        Lower Lakes Transportation

Mark Rohn                     49        President, Grand River

Isaac Kier                    53        Director, Rand

H. Cabot Lodge, III           50        Director, Rand

Jonathan Brodie               50        Director, Rand


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

      Edward Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.'s Leveraged Finance Group from June 2001 until December 2004. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Since June 1998, Mr. Levy has been a member of the board of managers of Norcross Safety Products LLC, a reporting company under the Securities Exchange Act of 1934, as amended, engaged in the design, manufacture and marketing of branded products in the fragmented personal protection equipment industry. From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Securities Exchange Act of 1934 that owns and operates six ski resort complexes encompassing nine separate resorts. Mr. Levy is a member of the board of directors of a number of privately-held companies. Mr. Levy received a B.A. from Connecticut College. Mr. Levy is not related to Laurence S. Levy, our Chairman and Chief Executive Officer.

      Joseph W. McHugh Jr. has served as a financial consultant to the bankruptcy trustee of High Voltage Engineering Corporation ("HVEC"), a diversified group of industrial and technology based manufacturing and services businesses since January 1, 2006. HVEC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 1, 2004 and again on February 8, 2005. Mr. McHugh served as Chief Financial Officer of HVEC from 1992 through 2004 and as its Vice President of Finance during 2005. Mr. McHugh's CFO responsibilities included accounting, SEC and lender financial reporting, banking, taxes, employee benefit plans, investor/lender relations, and closing of complex financings, acquisitions and divestitures. Mr. McHugh received a B.S. in Accounting and a M.B.A. from Bentley College, and is a Certified Management Accountant.

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

      Jeffrey Botham has served as the Chief Financial Officer of Lower Lakes since 2003. Between 2002 and 2003, Mr. Botham served as Chief Financial Officer of GolfNorth Properties, Inc., a privately held golf course consolidator. From 2000 to 2002, Mr. Botham served as Chief Financial Officer of EDJ Packaging, Inc., an international equipment broker, based in Southwestern Ontario. During 2000, Mr. Botham served as Vice President of Finance and Chief Financial Officer for Hip Interactive Corp., a publicly listed group of companies in the video game distribution business. From 1995 to 2000, Mr. Botham served in roles of increasing responsibilities including Vice President, Finance, Chief Financial Officer and Secretary for Brick Brewing Co. Limited, a publicly listed regional brewery. From 1989 to 1995, Mr. Botham served as Manager of Accounting and Controller for privately held Algonquin Brewing Company. Mr. Botham earned his B.A. at the University of Waterloo and is a Certified Management Accountant (Canada). Mr. Botham received a Master of Business Administration degree from Wilfrid Laurier University in Waterloo, Ontario.

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

      H. Cabot Lodge III has been a member of our Board of Directors since June 6, 2006. Mr. Lodge founded ARC Global Partners LLC in 2006, an international real estate merchant bank, and currently serves as its Managing Partner. From 2000 to 2005, Mr. Lodge served as an Executive Vice President of, iStar Financial Inc., a provider of financing to private and corporate owners of real estate and corporate net lease financing. Mr. Lodge was a founder of American Corporate Real Estate, a corporate net lease fund which was acquired by iStar Financial Inc. in 2000. Prior to that, Mr. Lodge was a managing director and member of the board of directors of W.P. Carey & Co., Inc., a real estate investment bank. Mr. Lodge graduated from Harvard College in 1978 and Harvard Business School in 1983.

      Jonathan Brodie has been a member of our Board of Directors since June 6, 2006. Mr. Brodie is the principal of JMB Associates, a privately-owned money management firm, and has served as a consultant to (since 2001), and a director of (since 2005), a holding company for a global investment manager. From 1988-2000, Mr. Brodie was a portfolio manager for JMB Associates, managing individual and institutional accounts. Prior to that, Mr. Brodie served as an Investment Analyst and Portfolio Manager for T. Rowe Price Associates, and as an Investment Analyst for Allan Gray Investment Council. Mr. Brodie serves on the Board of Regents of the Hebrew University of Jerusalem and the International Advisory Board of the Melton Centre of the Hebrew University of Jerusalem. Mr. Brodie is a Board member of MaAfrika Tikkun, USA, on the Executive Committee for the Partnership for Jewish Life and Learning, and is a Wexner Heritage Fellow. Mr. Brodie graduated with a BBusSci and BA (Hons., Econ.) in 1978 and 1979, respectively, from Cape Town University, South Africa. He received his MBA from Stanford University in 1984, and was an Arjay Miller Scholar. Mr. Brodie is a Chartered Financial Analyst.

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Scott Bravener, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Isaac Kier and Jonathan Brodie, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Laurence S. Levy and H. Cabot Lodge III, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended March 31, 2006, with one exception: the Form 3 for Joseph W. McHugh Jr. was filed outside of the required reporting period.

Code of Ethics

      In November 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Rand Logistics, Inc., 450 Park Avenue, 10th Floor, New York, New York 10022.

ITEM 10. EXECUTIVE COMPENSATION

      During the three month transitional period ended March 31, 2006, other than $7,500 per-month paid by Rand to ProChannel Management, an affiliate of Laurence S. Levy for providing Rand with office space and certain office and secretarial services, no compensation of any kind, including finders and consulting fees, was paid to any of our executive officers or directors, or any of their respective affiliates, for services rendered to Rand or any of its subsidiaries.

      On June 6, 2006, the Board of Directors appointed Edward Levy as Rand's President. The Company has not entered into a written agreement with respect to Mr. Levy's employment but does expect to upon final determination and approval by our Compensation Committee of Mr. Levy's compensation and other employment terms. The proposed terms of Mr. Levy's employment include the issuance to Mr. Levy of warrants to purchase our common stock as an inducement to accept the position as our President, and the issuance of additional warrants in lieu of cash compensation for the first year of Mr. Levy's employment. The warrants proposed to be issued to Mr. Levy would be issued pursuant to the Warrant Compensation Program described below, subject to adoption of such program by our Compensation Committee. Mr. Levy will not be involved in our operating subsidiaries' day-to-day operating activities and he will not be required to devote all of his business time and attention to his role as our President. In that regard, Mr. Levy will not be precluded from continuing his involvement with other business endeavors, both existing and future, subject to certain procedures we adopt to address potential conflicts of interest that may arise as a result of such arrangement.

      On May 1, 2006, the Board of Directors appointed Joseph W. McHugh Jr. as our Chief Financial Officer. We have not entered into a written agreement with respect to Mr. McHugh's employment but have agreed that Mr. McHugh will receive an annual base salary of $137,500 and be eligible to receive an annual bonus targeted at 40% of his base salary based on achieving certain performance targets to be determined in the future by our Board of Directors.

      Warrant Compensation Program

      The Board of Directors of Rand has submitted to the Compensation Committee a proposal to adopt a Warrant Compensation Program providing for awards to senior management of Rand and its subsidiaries, and to non-executive directors of Rand, of warrants to purchase common stock of Rand that are identical to those warrants included in the Units issued in the Company's initial public offering.

      The proposed program provides that, other than with respect to awards to non-executive board members, the terms of the awards will require that, in the event that the recipient's employment is terminated (other than as a result of death or permanent disability) (a) prior to the three month anniversary of the grant date, then the recipient will be required to pay to the Company an amount equal to the greater of (i) the value of the warrants issued to the recipient on the date of grant, (ii) the value of the warrants on the date of termination of employment, and (iii) the value of the warrants on the date they are sold or exercised, if sold or exercised prior to termination of employment (the greater of (i), (ii) or (iii) being the "Payment Amount"), (b) on and after the three month anniversary and prior to the six month anniversary of the grant date, then the recipient will be obligated to pay to the Company an amount equal to three quarters of the Payment Amount, (c) on and after the six month anniversary and prior to the nine month anniversary of the grant date, then the recipient will be obligated to pay the Registrant an amount equal to one-half of the Payment Amount and (d) on and after the nine month anniversary and prior to the one-year anniversary of the grant date, then the recipient will be obligated to pay to the Company an amount equal to one-quarter of the Payment Amount. Similarly, any award to Edward Levy as an inducement to serve as President of the Registrant, as described above, will subject Mr. Levy to semi-annual pro-rata payment obligations extending though October 15, 2008 in the event of termination of his employment (other than as a result of death or permanent disability) prior to such time. In all cases, a recipient's Payment Amount obligation may be satisfied by delivery of securities of the Company with a market value equal to the Payment Amount obligation.

      The proposed program currently is under consideration by the Compensation Committee.

      Management Bonus Program

      On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, Rand adopted a management bonus program, the participants of which are Scott Bravener, James Siddall, Mark Rohn, Jeffrey Botham, Anthony Walker, Robert Pierson, Frank Bravener, Dave Scruton and John Carlson, each of whom are employed by Lower Lakes or its affiliates.

      Participants are eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards will be settled on July 31, 2008 and may be settled in cash and/or shares of Rand's common stock, or any combination thereof, all in the discretion of the plan administrator, and shall be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of Rand's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of Rand, on each of March 31, 2006, 2007 and 2008, each participant then employed by Rand or one of its affiliates shall vest into one-third of such participant's plan account balance. Rand shall grant registration rights to any participant that is issued shares of Rand's common stock in settlement of an award under the Management Bonus Program.

      If a participant's service with Rand or its affiliates is terminated by Rand for cause (as defined in the Program) or by the participant voluntarily without notice (other than for good reason, as defined in the participant's employment agreement, if applicable), then such participant's rights to his plan account balance, including any vested amounts, shall be forfeited, and such participant shall no longer have any rights in or to its plan account balance or under the Management Bonus Program.

      A participant who incurs a voluntary separation from service with Rand or its affiliate (other than for good reason) and provides appropriate notice to Rand of such separation, shall retain his rights in his plan account balance to the extent such has vested as of the effective date of separation, but shall, as of such effective date, cease to further vest in such participant's plan account balance. Any unvested portion of a participant's plan account balance resulting from such a separation from service shall be added to the plan account balances of each then remaining participant in proportion to the respective plan account balance of each such remaining participant, and with respect to each such remaining participant, in proportion to each such participant's vested and unvested plan account balance.

      If a participant's service with Rand or its affiliate is terminated by Rand without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant is entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of Rand's common stock as of July 14, 2006 by:

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

                                                                   Amount and
                                                                    Nature of
                                                                   Beneficial         Percent of
Name and Address of Beneficial Owner(1)                             Ownership            Class
--------------------------------------------------------------    -------------     --------------

Laurence S. Levy                                                   1,594,286(2)          24.9%

Rand Management LLC                                                  794,286(2)          14.2%

Isaac Kier(3)                                                        957,000(4)          15.4%

Kier Family, L.P.(3)                                                 300,000(5)           5.2%

David M. Knott(6)                                                  3,487,177(7)          41.9%
Dorset Management Corporation

Hummingbird Management, LLC(8)                                       509,100(9)           9.0%

MHR Capital Partners Master Account LP(10)                         1,449,080(11)         21.9%

MHR Advisors LLC(10)                                               1,640,652(12)         24.3%
MHR Fund Management LLC
Mark H. Rachesky, M.D

Sapling, LLC(13)                                                     335,000(14)          6.0%

Amaranth Global Equities Master Fund Limited(15)                     300,000(16)          5.4%
Amaranth Advisors L.L.C
Nicholas M. Maounis

Bay Resources Partners L.P.(17)                                    1,209,677(18)         17.7%
Bay II Resources Partners L.P.
Bay Resources Partners Offshore Fund Ltd.
Thomas E. Claugus

Potomac Capital Management LLC (19)                                  296,900(20)          5.3%
Potomac Capital Management Inc.
Paul J. Solit

Scott Bravener(21)                                                        --               --%

Edward Levy                                                          100,000(22)          1.8%

Joseph W. McHugh Jr.(23)                                                  --               --%

H. Cabot Lodge III(24)                                                    --               --%

Jonathan Brodie(25)                                                       --               --%

All directors and executive officers as a group (7 individuals)    2,651,286(26)         37.6%

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

(15) The business address of these entities and individuals is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831.

(16) This information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006.

(17) The business address of these entities and this individual is 2100 RiverEdge Pkwy, Suite 840, Atlanta GA 30328. This information is based on the number of shares of Rand's series A convertible preferred stock issued to such entities. Information as to the beneficial ownership of these shares is not available at the time of this report.

(18) Comprised of 1,209,677 shares underlying Rand's series A convertible preferred stock. This information is based on the number of shares of Rand's series A convertible preferred stock issued to such entities. Information as to the beneficial ownership of these shares is not available at the time of this report.

(19) The business address of these entities is 825 Third Avenue, 33rd Floor New York, New York 10022.

(20) This information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 10, 2006

(21) The business address for Mr. Bravener is 517 Main Street Port Dover, Ontario Canada NOA 1NO.

(22) Includes 50,000 shares of common stock underlying warrants, which warrants became exercisable on March 3, 2006. Also includes 50,000 shares of common stock which Mr. Levy has agreed to acquire upon expiration of restrictions on transfer applicable to such shares. This information was derived from a Form 3 filed with the Securities and Exchange Commission on June 8, 2006.

(23) The business address for Mr. McHugh is 5 Minuteman Drive, Chelmsford, Massachusetts 01824.

(24) The business address for Mr. Lodge is 475 Fifth Avenue, Suite 1105, New York, New York 10017.

(25) The business address for Mr. Brodie is 10907 Brewer House Road, Rockville, Maryland 20852.

(26) Include 1,507,000 shares of common stock issuable upon exercise of warrants which warrants became exercisable on March 3, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In June 2004, we issued 875,000 shares of our common stock to the following initial stockholders of Rand for $25,000 in cash, at an average purchase price of approximately $0.029 per share as set forth below:

Name                            Number of Shares    Relationship to Us

Laurence S. Levy                    395,000         Chairman of the Board and
                                                    Chief Executive Officer

Natalie Lynn Levy                   100,000         Stockholder
Irrevocable Trust

Michael Benjamin Levy               100,000         Stockholder
Irrevocable Trust

Jessica Rose Levy                   100,000         Stockholder
Irrevocable Trust

Isaac Kier                           87,500         Director

Falcon Partners Holdings, LLC        87,500         Affiliate of former Director

Jane Levy                             5,000         Stockholder

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

      Each of Rand's initial stockholders also entered into a letter agreement with Rand and EarlyBirdCapital with respect to certain matters prior to Rand's initial business combination, including the agreement of each to vote all of his Shares in accordance with the majority of the shares issued in Rand's initial public offering in connection with a solicitation of stockholder approval of an initial business combination.

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

   3.2.1          By-laws. (5)

   3.2.2          Amended By-laws.(8)

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

   10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Rand Acquisition Corporation.(7)

   10.21          Management Bonus Plan, dated March 3, 2006.(7)

   14             Code of Ethics. (6)

   21             Subsidiaries of Rand. (9)

   23.1 Consent of Grant Thornton LLP, independent registered chartered accounting firm.

   23.2 Consent of Goldstein Golub Kessler LLP, independent registered public accounting firm.

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

   99.1 Risk Factors to Transitional Report of Form 10-KSB for period ending March 31, 2006.(9)

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

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.

(9)   Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Until May 22, 2006, the firm of Goldstein Golub Kessler LLP ("GGK") acted as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. ("RSM"). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

      Since May 25, 2006, the firm of Grant Thornton LLP has acted as our principal accountant. The following is a summary of fees paid or to be paid to GGK, RSM and Grant Thornton LLP for services rendered.

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

      During the fiscal year ended December 31, 2005, we paid or expect to pay our principal accountant $22,500 for the services they performed in connection with the December 31, 2005 audit and 10-KSB and the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2006; $19,000 in connection with the reviews of our Quarterly Reports on Form 10-QSB, and $3,000 in connection with the December 31, 2004 10-K/A.

      During the three month transitional period ended March 31, 2006, [Insert fee disclosure in accordance with Item 14 of 10-KSB]

Audit-Related Fees

      During the three month transitional period ended March 31, 2006, our principal accountant did not render assistance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

      During the three month transitional period ended March 31, 2006, the Company expects to pay tax fees of $10,000 for tax consulting services and $40,000 for services rendered with respect to the Company's tax returns.

All Other Fees

      During the three month transitional period ended March 31, 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July 2006.

                                           RAND LOGISTICS, INC.


                                           By: /s/ Laurence S. Levy
                                               ---------------------------------
                                               Laurence S. Levy
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                        Date


/s/ Laurence S. Levy            Chairman of the Board and         July 14, 2006
---------------------------     Chief Executive Officer
Laurence S. Levy                (Principal Executive and
                                Financial and Accounting
                                Officer)


/s/ Edward Levy                 President                         July 14, 2006
---------------------------
Edward Levy


/s/ Joseph W. McHugh, Jr.       Chief Financial Officer           July 14, 2006
---------------------------
Joseph W. McHugh, Jr.


/s/ Isaac Kier                  Director                          July 14, 2006
---------------------------
Isaac Kier


/s/ Scott Bravener              Director                          July 14, 2006
---------------------------
Scott Bravener


/s/ H. Cabot Lodge, III         Director                          July 14, 2006
---------------------------
H. Cabot Lodge, III


/s/ Jonathan Brodie             Director                          July 14, 2006
---------------------------
Jonathan Brodie

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and
Shareholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheet of Rand Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the three month period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and subsidiaries as of March 31, 2006, and the results of its operations and its cash flows for the three month period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Hamilton, Canada

July 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rand Logistics, Inc. (formerly Rand Acquisition Corporation)

We have audited the accompanying consolidated balance sheets of Rand Logistics,Inc. (formerly Rand Acquisition Corporation) and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 and the period from June 2, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rand Logistics, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from June 2, 2004 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As described in Note 8, on March 3, 2006, Rand Logistics, Inc. acquired the capital of Lower Lakes Towing Ltd., issued Series A preferred stock and entered into a senior loan facility.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 3, 2006

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Balance Sheets
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                        Unaudited        December        December
                                                                        March 31,        March 31,          31,             31,
                                                                          2006             2005            2005            2004
                                                                      ------------     ------------    ------------    ------------
ASSETS
CURRENT
    Cash and cash equivalents                                         $  2,574,325     $    726,970    $    176,945    $    802,667
    Investments held in Trust Fund (Note 4)                                     --       23,939,648      24,511,698      23,804,261
    Accounts receivable (Note 5)                                         2,107,282               --              --              --
    Prepaid expenses and other current assets (Note 6)                   1,460,267           39,667          17,815          57,750
    Deferred income taxes (Note 7)                                       1,160,651               --              --              --
-----------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                     7,302,525       24,706,285      24,706,458      24,664,678
PROPERTY AND EQUIPMENT, NET (Note 8)                                    48,160,837               --              --              --
DEFERRED INCOME TAXES (Note 7)                                           9,386,020               --              --              --
DEFERRED DRYDOCK COSTS, NET (Note 9)                                     1,614,173               --              --              --
DEFERRED ACQUISITION COSTS, NET                                                 --               --       2,083,097              --
INTANGIBLE ASSETS, NET (Note 10)                                        13,942,329               --              --              --
GOODWILL (Note 10)                                                       6,362,952               --              --              --
-----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                          $ 86,768,836     $ 24,706,285    $ 26,789,555    $ 24,664,678
===================================================================================================================================

LIABILITIES
CURRENT
    Accounts payable                                                  $  7,617,899     $         --    $         --    $         --
    Accrued liabilities (Note 11)                                        2,615,159           12,000       1,885,644          12,000
    Deferred Interest                                                           --           41,620         155,108          13,645
    Income taxes payable                                                    50,787           11,357          55,523          34,357
    Deferred income taxes (Note 7)                                         405,886               --              --              --
    Current portion of long-term debt  (Note 13)                         1,772,055               --              --              --
    Current portion of long-term capital lease obligation - vessel
    lease (Note 14)                                                      2,108,132               --              --              --
-----------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                               14,569,918           64,977       2,096,275          60,002
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT  (Note 13)                                               20,378,630               --              --              --
COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION  (Note 15)                          --        4,744,826       4,744,826       4,744,826
ACQUIRED MANAGEMENT BONUS PLAN                                           3,000,000               --              --              --
DEFERRED INCOME TAXES (Note 7)                                          12,063,059               --              --              --
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                       50,011,607        4,809,803       6,841,101       4,804,828
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 16 and 17)                                  --               --              --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value,
    Authorized 1,000,000 shares, Issued and outstanding 300,000
    shares (Note 18)                                                    14,900,000               --              --              --
    Common stock, $.0001 par value
    Authorized 50,000,000 shares, Issued and outstanding 5,600,000
    shares (Note 18)                                                           560              560             560             560
    Additional Paid-in Capital                                          24,629,291       19,884,465      19,884,465      19,884,465
    Accumulated deficit                                                 (1,426,067)          11,457          63,429         (25,175)
    Accumulated other comprehensive loss (Note 24)                      (1,346,555)              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                              36,757,229       19,896,482      19,948,454      19,859,850
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                            $ 86,768,836     $ 24,706,285    $ 26,789,555    $ 24,664,678
                                                                      =============================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Operations
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                                       Inception
                                                                                    Unaudited                           (June 2,
                                                                 Three months      Three months       Year ended        2004) to
                                                                  Ended March       ended March      December 31,       December
                                                                   31, 2006          31, 2005            2005           31, 2004
                                                                 ------------      ------------------------------------------------

REVENUE                                                          $  1,730,402      $         --      $         --      $         --
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES

    Outside voyage charter fees (Note 19)                             531,985                --                --                --
    Vessel operating expenses                                       1,280,408                --                --                --
    Repairs and maintenance                                         1,195,960                --                --                --
    General and administrative                                      1,112,218            68,341           323,702            81,743
    Depreciation                                                      305,492                --                --                --
    Amortization of intangibles                                       120,743                --                --                --
    Gain on foreign exchange                                          (54,364)               --                --                --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    4,492,442            68,341           323,702            81,743
-----------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME AND EXPENSES AND INCOME
TAXES                                                              (2,762,040)          (68,341)         (323,702)          (81,743)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES

Interest expense (Note 20)                                            151,048                --                --                --
Interest income                                                      (291,719)         (111,973)         (581,555)          (56,568)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (140,671)         (111,973)         (581,555)          (56,568)
===================================================================================================================================

(LOSS) INCOME BEFORE INCOME TAXES                                  (2,621,369)           43,632           257,853           (25,175)

(RECOVERY OF) PROVISION FOR INCOME TAXES (Note 7)                  (1,222,290)            7,000           169,249                --
-----------------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                                $ (1,399,079)     $     36,632      $     88,604      $    (25,175)
===================================================================================================================================

PREFERRED STOCK DIVIDENDS                                        $     90,417      $         --      $         --      $         --
===================================================================================================================================

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS              $ (1,489,496)     $     36,632      $     88,604      $    (25,175)
===================================================================================================================================

        Net (loss)earnings per share basic (Note 25)             $       (.27)     $        .01      $        .02      $       (.01)
        Net (loss) earnings per share diluted                            (.27)              .01               .02              (.01)
        Weighted average shares - Basic                             5,600,000         5,600,000         5,600,000         2,584,634
        Weighted average shares - Diluted                          16,444,263         5,600,000         5,600,000         2,584,634
        ===========================================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (U.S. Dollars)
--------------------------------------------------------------------------------


                                          Common Stock                   Preferred Stock
                                      Shares         Amount          Shares          Amount
                                   ------------------------------------------------------------
    Shares issued to initial
    stockholders, June 2,
    2004 at $.025 per share          1,000,000    $        100              --    $         --

    Shares issued, net of
    underwriters' discount
    and offering expenses
    (includes 799,600 shares
    subject to possible
    redemption                       4,000,000             400              --              --

    Proceeds of exercise of
    overallotment option by
    underwriters                       600,000              60              --              --

    Proceeds subject to
    possible redemption of
    919,540 shares                          --              --              --              --

    Proceeds from issuance of
    option                                  --              --              --              --

    Net loss                                --              --              --              --
-----------------------------------------------------------------------------------------------

Balances, December 31, 2004          5,600,000             560              --              --
    Net income 3 months ended
    March 31, 2005                          --              --              --              --
-----------------------------------------------------------------------------------------------

Balances, March 31, 2005             5,600,000             560              --              --
    Net income 9 months ended
    December 31, 2005                       --              --              --              --
-----------------------------------------------------------------------------------------------

Balances, December 31, 2005          5,600,000             560              --              --
    Shares issued, net of
    issuance costs of $100,000              --              --         300,000      14,900,000
    Proceeds of 2004 share
    issuance no longer
    subject to possible
    redemption (Note 15)                    --              --              --              --

    Net loss                                --              --              --              --

    Preferred dividend
    issuable                                --              --              --              --
-----------------------------------------------------------------------------------------------

    Translation adjustments                 --              --              --              --
-----------------------------------------------------------------------------------------------

    Comprehensive loss                      --              --              --              --
-----------------------------------------------------------------------------------------------

Balances, March 31, 2006             5,600,000    $        560         300,000    $ 14,900,000
-----------------------------------------------------------------------------------------------

                                                                             Accumulated
                                           Additional                           Other                Total
                                             Paid-In        Accumulated     Comprehensive        Stockholders'
                                             Capital           Deficit           Loss              Deficiency
                                           -------------------------------------------------------------------
    Shares issued to initial
    stockholders, June 2,
    2004 at $.025 per share                $     24,900     $         --     $         --        $     25,000

    Shares issued, net of
    underwriters' discount
    and offering expenses
    (includes 799,600 shares
    subject to possible
    redemption                               21,310,351               --               --          21,310,751

    Proceeds of exercise of
    overallotment option by
    underwriters                              3,293,940               --               --           3,294,000

    Proceeds subject to
    possible redemption of
    919,540 shares                           (4,744,826)              --               --          (4,744,826)

    Proceeds from issuance of
    option                                          100               --               --                 100

    Net loss                                                     (25,175)              --             (25,175)
-------------------------------------------------------------------------------------------------------------

Balances, December 31, 2004                  19,884,465          (25,175)              --          19,859,850
    Net income 3 months ended
    March 31, 2005                                   --           36,632               --              36,632
-------------------------------------------------------------------------------------------------------------

Balances, March 31, 2005                     19,884,465           11,457               --          19,896,482
    Net income 9 months ended
    December 31, 2005                                --           51,972               --              51,972
-------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005                  19,884,465           63,429               --          19,948,454
    Shares issued, net of
    issuance costs of $100,000                       --               --               --          14,900,000
    Proceeds of 2004 share
    issuance no longer
    subject to possible
    redemption (Note 15)                      4,744,826               --               --           4,744,826

    Net loss                                         --       (1,399,079)              --          (1,399,079)

    Preferred dividend
    issuable                                         --          (90,417)              --             (90,417)
-------------------------------------------------------------------------------------------------------------

    Translation adjustments                          --               --       (1,346,555)         (1,346,555)
-------------------------------------------------------------------------------------------------------------

    Comprehensive loss                               --               --               --          (1,701,631)
-------------------------------------------------------------------------------------------------------------

Balances, March 31, 2006                   $ 24,629,291     $ (1,426,067)    $ (1,346,555)       $ 36,757,229
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Cash Flows
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                      Unaudited
                                                                       Three            Three
                                                                       months           months         Year ended       Year ended
                                                                     Ended March       March 31,        December         December
                                                                      31, 2006           2005           31, 2005         31, 2004
                                                                    ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                               $ (1,399,079)    $     36,632     $     88,604     $    (25,175)
    Adjustments to reconcile net income (loss) to net cash
            used by operating activities
                Depreciation                                             305,492               --               --               --
                Amortization of intangibles                              120,743               --               --               --
                Deferred income taxes, net of
                amounts acquired                                      (1,071,620)              --               --               --
            Changes in assets and liabilities, net of
            amounts acquired:
                Accounts receivable                                     (105,798)              --               --               --
                Interest accrued on Treasury Bill                             --         (135,387)        (707,436)         (68,261)
                Prepaid expenses and other current
                assets                                                   242,019           18,083           39,935          (57,750)
                Accounts payable and accrued liabilities               2,215,287               --           30,178           12,000
                Income tax payable                                       (90,799)         (23,000)          21,166           34,357
                Deferred interest                                       (155,108)          27,975          141,463           13,645
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          61,137          (75,697)        (386,090)         (91,184)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                (1,691,036)              --               --               --
    Purchase price of acquired companies, net of cash
    acquired                                                         (57,230,024)              --               --               --
    Proceeds from (purchase of) investment held in
    trust fund                                                        24,511,698               --               --      (23,736,000)
    Deferred drydock costs                                            (1,628,956)              --               --               --
    Deferred acquisition costs                                         2,083,097               --         (239,632)              --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (33,955,221)              --         (239,632)     (23,736,000)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Gross proceeds of public offering                                         --               --               --       27,600,000
    Payment of costs of public offering                                       --               --               --       (2,995,249)
    Proceeds from note payable, stockholder                                   --               --               --           70,000
    Payment of note payable, stockholder                                      --               --               --          (70,000)
    Proceeds from sale of shares of common stock                              --               --               --           25,000

    Proceeds from long term debt                                      22,486,142               --               --               --
    Debt financing costs                                                (579,834)              --               --               --

    Proceeds from preferred stock issuance                            15,000,000               --               --               --
    Preferred stock issuance costs                                      (100,000)              --               --
    Proceeds from issuance of option                                          --               --               --              100
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      36,806,308               --               --       24,629,851
-----------------------------------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                (514,844)              --               --               --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,397,380          (75,697)        (625,722)         802,667
===================================================================================================================================

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           176,945          802,667          802,667               --
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  2,574,325     $    726,970     $    176,945     $    802,667
===================================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
    Payments for interest                                           $    151,048     $         --     $         --               --
    Accrual of deferred acquisition costs                                     --               --        1,843,465               --
    Non-cash investing and financing transactions not included
    in cash flows                                                        779,996               --               --               --
    Payments for income taxes                                            242,600           49,179          160,424               --

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      Rand Logistics Inc. (the "Company") is a shipping company engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business (a "Business Combination"). On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes from Royal Bank of Canada, through its operating division RBC Capital Partners, Canadian Imperial Bank of Commerce, Universal Insulations Holdings Limited, Norvest Mezzanine Fund Limited Partnership, Scott Bravener, Judy Kehoe, Mark Rohn, Victor Roskey and Tim Ryan, the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River and Lower Lakes Transportation owned by Lower Lakes at the time of the amalgamation were transferred to the Company's wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics Inc.

      In accordance with the terms of the Stock Purchase Agreement and Redemption Agreement, respectively, the Company paid US$9,843,748 to the selling shareholders of Lower Lakes and US$750,000 to GR Holdings, Inc., and arranged for the repayment of the acquisition closing date indebtedness of such entities of Cdn$43,732,749 and US$5,156,945, respectively, through capital contributions to Lower Lakes and the securing of the new senior loan facility discussed in Item 2.03. The amount paid to the Lower Lakes selling shareholders reflects certain adjustments made on the acquisition closing date in accordance with the Stock Purchase Agreement and such amount is subject to further adjustment after the acquisition closing based on the Company's determination of the net working capital of Lower Lakes and its affiliates as of January 15, 2006. The Company funded the acquisition closing date payments with the approximately US$24,646,000 of proceeds of its initial public offering held in trust, US$15,000,000 of proceeds of the acquisition closing date issuance of the Company's newly created series A convertible preferred stock, and proceeds of the new senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and Lower Lakes Transportation.

      The purchase price allocation to the fair values of assets and liabilities acquired after the existing long-term debt of Lower Lakes is extinguished is as follows:

      Purchase price                                               $ 57,730,027
                                                                   ------------

      Cash acquired                                                     500,003
      Current assets                                                  5,008,779
      Capital assets                                                 47,041,519
      Other assets                                                    9,604,923
      Goodwill                                                        6,362,952
      Other identifiable intangible assets                           13,762,868
      Deferred drydock and financing costs                                   --
      Current liabilities                                            (6,545,461)
      Long-term liabilities, including acquired management
      bonus plan                                                    (18,005,556)
                                                                   ------------
                                                                   $ 57,730,027
                                                                   ============

      The Company changed its fiscal year end from December 31 to March 31, effective March 3, 2006. This report includes operations for three months of Rand, and the activities of the acquired companies described above from March 3, 2006 to March 31, 2006.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand LL Holdings Corp., a 100% subsidiary of Rand and the accounts Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp, and Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Limited.

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries.

      Cash and cash equivalents

      The Company considers all highly liquid investments with an origianl maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers (86%) with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance of 14%. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company does not have an allowance for doubtful accounts for any of the periods presented. The company historically has no significant bad debts. Interest is not accrued on outstanding receivables.

      The Company had one major customer in 2006 and 2005 that accounted for 50% and nil% of net sales, respectively.

      Revenue recognition

      The Company generates revenues from freight billings under contracts of affreightment (voyage charters) on a rate per ton basis. Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination, the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured. Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Fuel surcharge revenues totaled $196,781 for the 29 days ended March 31, 2006 (2005 - $nil). Freight surcharges are insignificant and amount to less than 1% of total revenues for the years presented.

      The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. In addition, revenues are presented on a gross basis in accordance with the guidance in EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Costs for subcontracted freight providers, presented as "Outside voyage charter fees" on the statement of operations are recognized ratably over the voyage.

      Fuel and lubricant inventories

      Raw materials, fuel, and operating supplies, are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Intangible assets and goodwill

      The Company adopted SFAS No. 141, "Business Combinations"("SFAS 141") and SFAS No. 142, "Goodwill and other Intangible Assets ("SFAS 142")." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.

      Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts and were valued in conjunction with establishing the March 3, 2006 purchase price. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2006, these tests indicated that goodwill was not impaired.

           Trademarks and trade names              10 years straight-line
           Non-competition agreements               4 years straight-line
           Customer relationships and contracts    15 years straight-line

      Property and equipment

      Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

            Vessels                          4 - 25 years straight-line
            Leasehold improvements           7 - 12 years straight-line
            Furniture and equipment          20% declining-balance
            Computer equipment               30% declining-balance

      Deferred charges

      Deferred charges include capitalized drydock expenditures and deferred financing costs. Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is 60 months. Drydock costs include costs of work performed by third party shipyards, subcontractors and other direct expenses to complete the mandatory certification process. Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

      Impairment of long-lived assets

      Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values. We determine fair value of goodwill using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our services and future market conditions. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Repairs and maintenance

      The Company's vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season. The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive. The Company expenses such routine repairs and maintenance costs. Significant repairs to the Company's vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining capital lease term, whether it is engine equipment, the vessel or leasehold improvements to a vessel leased under time charter agreement.

      Income taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

      Foreign currency translation

      The Company uses the U.S. Dollar as its reporting currency. The functional currency of Lower Lakes Towing Ltd. is the Canadian dollar. The functional currency of the Company's U.S. subsidiaries is the U.S. Dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods. Components of shareholders' equity are translated at historical rates. Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive loss. Lower Lakes Towing Ltd.s functional currency is Canadian dollars, causing the foreign exchange gain of $54,364 during the period ending March 31, 2006.

      Advertising costs

      The Company expenses all advertising costs as incurred. These costs are included in administration costs and were insignificant during the periods presented.

      Benefit plans

      The Company contributes to employee Registered Retirement Savings Plans in Canada and 401K plans in the United States. Contributions are expensed in operating expenses when incurred. The Company made contributions of $5,933 in 2006 and $8,243 in 2005.

      Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates included in the preparation of these financial statements include the assumptions used in determining whether assets are impaired and the assumptions used in determining the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

3.    RECENTLY ISSUED PRONOUNCEMENTS

      Stock-based compensation

      On December 16, 2004, the FASB issued amended SFAS No. 123, "Accounting for Share-Based Payment" ("SFAS 123R"). SFAS 123(R) requires all companies to use the fair-value based method of accounting for stock-based compensation, and is in effect for the Company for its fiscal period beginning on April 1, 2006. SFAS 123(R) requires that all companies adopt either the modified prospective transition ("MPT") or modified retrospective transition ("MRT") method. Stock compensation expense calculated using the MPT approach would be recognized on a prospective basis in the financial statements over the requisite service period, while the MRT method allows a restatement of prior periods for amounts previously recorded as pro forma expense. On April 14, 2005, the U.S. Securities and Exchange Commission announced the adoption of a rule that amended the compliance date of SFAS 123(R). Based on this announcement, FAS 123(R) will be effective for the Company's fiscal year beginning on April 1, 2006. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements.

4.    INVESTMENTS HELD IN TRUST FUND

      Rand established a trust fund for investments held in trust in the event a successful transaction was not consummated pursuant to the terms and conditions of Rand's initial public offering. On March 3, 2006, those funds were utilized to complete the share purchase transaction further described in Note 1.

5.    ACCOUNTS RECEIVABLE

      Trade receivables are presented net of an allowance for doubtful accounts. The allowance was nil for all periods presented. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables. The Company manages and evaluates the collectibility of its trade receivables as follows. Senior management reviews an aged accounts receivable listing on a weekly basis. Contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified that when they are contacted by such customers for a future delivery to ensure any past due amounts are paid before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                          Unaudited
                            March 31,      March 31,  December 31,  December 31,
                              2006           2005         2005          2004
                          ------------  ------------  ------------  ------------

Prepaid insurance         $    540,699  $     33,250  $     16,898  $     47,500
Fuel and lubricants            787,461            --            --            --
Deposits and other
prepaids                       132,107         6,417           917        10,250
--------------------------------------------------------------------------------
                          $  1,460,267  $     39,667  $     17,815  $     57,750
================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

7.    INCOME TAXES

      The components of the provision for (recovery of) income taxes are as follows:

                                             Unaudited
                         Three months       Three months       Year ended         Year ended
                            ended              ended           December 31,       December 31,
                        March 31, 2006     March 31, 2006         2005               2004
                       ---------------   -----------------   ---------------    ----------------
Current
  Federal              $      (149,154)  $           4,841   $       104,285   $              --
  State and Local               (1,516)              2,159            64,964                  --
Deferred:

  Federal                     (538,271)                 --                --                  --
  State and Local             (114,596)                 --                --                  --
  Foreign                     (418,753)                 --                --
------------------------------------------------------------------------------------------------
                       $    (1,222,290)  $           7,000   $       169,249   $
================================================================================================

      The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

                                                               Unaudited
                                          Three months        Three months       Year ended          Year ended
                                              ended              ended           December 31,        December 31,
                                         March 31, 2006      March 31, 2005         2005                2004
                                         --------------      --------------     ------------         -------------
Statutory federal income tax rate                  34.0%               34.0%            34.0%                 34.0%
State and foreign income taxes                      3.2%               15.2%            16.6%                 15.2%
Valuation allowance                                 9.5%              (33,2%)           15.0%                (49.2%)
------------------------------------------------------------------------------------------------------------------
Effective income tax rate                          46.7%               16.0%            65.6%                  0.0%
==================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

7.    INCOME TAXES (continued)

      The significant components of current deferred tax assets and liabilities are as follows:

                                        Three months    Three months      Year ended       Year ended
                                      ended March 31,   ended March      December 31,     December 31,
                                            2006          31, 2005           2005             2004
                                       -------------   -------------    -------------    -------------
Asset:
  Deferred interest income             $          --   $      20,456    $      70,400    $       6,706
  Accrued liabilities not yet
deductible for tax                         1,160,651              --               --               --
  Other                                           --              --            1,100               --
------------------------------------------------------------------------------------------------------
Total deferred tax asset               $   1,160,651               $    $      71,500    $       6,706

Liability:
  Prepaid expense                                 --          17,510            8,100               --
  Drydock tax reserve                        405,886              --               --               --
------------------------------------------------------------------------------------------------------

Total deferred tax liability           $     405,886   $      17,510    $       8,100    $          --
------------------------------------------------------------------------------------------------------
               Net deferred asset      $     754,765   $       2,946    $      63,400    $       6,706
Valuation allowance                               --          (2,946)         (63,400)          (6,706)
------------------------------------------------------------------------------------------------------
                                       $     754,765   $          --    $          --    $          --
======================================================================================================

      The significant components of long-term deferred tax assets and liabilities are as follows:

                                                        Unaudited
                                      Three months     Three months     Year Ended       Year Ended
                                          ended           ended         December 31,     December 31,
                                     March 31, 2006  March 31, 2005         2005            2004
                                      -------------   -------------    -------------    -------------
Long-term deferred tax assets
  Operating loss carry forwards       $   8,444,190   $          --    $          --    $      37,705
  Issuance costs                                             40,983           33,611           43,330
  Other                                          --              --               --          (23,346)
  Unpaid Interest                           941,830              --               --               --
-----------------------------------------------------------------------------------------------------

                                      $   9,386,020   $      40,983    $      33,611    $      57,689
Valuation allowance                              --         (40,983)         (33,611)         (57,689)
-----------------------------------------------------------------------------------------------------

Net long-term deferred tax asset      $   9,386,020   $          --    $          --    $          --
=====================================================================================================

Long-term deferred tax liabilities
  Separately identifiable
  Intangibles                         $   4,792,475   $          --    $          --    $          --
  Depreciation and drydock
  expenses                                7,270,584              --               --               --
-----------------------------------------------------------------------------------------------------

Total Deferred Tax Liability          $  12,063,059   $          --    $          --    $          --
=====================================================================================================

Net Deferred Tax Liability            $   2,677,039   $          --    $          --    $          --
=====================================================================================================

      The measurement of the aggregate deferred tax assets is adjusted by a valuation allowance to recognize tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Based on the weight of evidence regarding recoverability of the Company's tax assets, no valuation allowance for 2006 and a valuation allowance of $63,400 for 2005 has been recorded to reduce the net deferred tax assets to the estimated amount realizable.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

7.    INCOME TAXES (continued)

      The Company has combined income tax loss carry forwards of approximately $23,394,398 which expire as follows:

                             ---------------------------------------------------
Expiry year                     Canada          United States           Total
                             ---------------------------------------------------
2009                         $ 2,634,902         $        --         $ 2,634,902
2013                           5,272,679                  --           5,272,679
2014                           4,576,985                  --           4,576,985
2015                           3,235,033                  --           3,235,033
2016                           2,786,520                  --           2,786,520
2021                                  --             216,632             216,632
2024                                  --             318,790             318,790
2025                                  --             891,267             891,267
2026                                  --           3,461,590           3,461,590
--------------------------------------------------------------------------------
TOTAL                        $18,506,119         $ 4,888,279         $23,394,398
================================================================================

8.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                                    Unaudited
                                                March 31, 2006    March 31, 2005
                                                --------------    --------------
Cost
  Vessels                                        $  39,643,272     $          --
  Vessel under capital lease (Note 14)               7,377,827                --
  Leasehold improvements                             1,387,539                --
  Furniture and equipment                               47,712                --
  Computer equipment                                     9,979                --
--------------------------------------------------------------------------------
                                                 $  48,466,329     $          --
================================================================================
Accumulated depreciation
  Vessels                                        $     253,303     $          --
  Vessel under capital lease (Note 14)                  44,551                --
  Leasehold improvements                                 7,638                --
  Furniture and equipment                                   --                --
  Computer equipment                                        --                --
--------------------------------------------------------------------------------
                                                 $     305,492     $          --
--------------------------------------------------------------------------------
                                                 $  48,160,837     $          --
================================================================================

      The balances at December 31, 2005 and 2004 were nil.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

9.    DEFERRED DRYDOCK COSTS

      Deferred charges are comprised of the following:

                                                                   Unaudited
                                               March 31, 2006    March 31, 2005
                                              ----------------  ----------------

Drydock expenditures                          $      1,614,173  $             --
Accumulated amortization                                    --                --
                                              ----------------------------------
                                              $      1,614,173  $             --
================================================================================

      The balances at December 31, 2005 and 2004 were nil.

10.   INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                                                   Unaudited
                                                 March 31, 2006  March 31, 2005
                                                ---------------  ---------------

Goodwill                                        $     6,362,952  $            --
================================================================================

Intangible assets
   Deferred financing costs                     $       572,397  $            --
   Trademarks, trade names                              914,968               --
   Non-competition agreements                         2,097,082               --
   Customer Relationships and Contracts              10,478,625               --
--------------------------------------------------------------------------------
   Total Identifiable Intangibles               $    14,063,072  $            --
--------------------------------------------------------------------------------
Accumulated amortization
   Deferred financing costs                     $            --  $            --
   Trademarks, trade names                                7,083               --
   Non-competition agreements                            45,094               --
   Customer relationships and contracts                  68,566               --
--------------------------------------------------------------------------------
                                                        120,743               --
--------------------------------------------------------------------------------
Total intangible assets                         $    13,942,329  $            --
================================================================================

      The balances at December 31, 2005 and 2004 were nil.

      Intangible asset amortization over the next five years is estimated as follows:

      2007                                                $      1,514,768
      2008                                                       1,514,768
      2009                                                       1,514,768
      2010                                                       1,231,964
      2011                                                         920,492
      --------------------------------------------------------------------
                                                          $      6,696,760
      ====================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

11.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                             Unaudited
                               March 31,     March 31,   December 31,   December 31,
                                 2006          2005          2005           2004
                             ------------  ----------------------------------------
Transaction costs            $    779,966  $         --  $  1,843,465  $         --
Payroll                           850,342            --            --            --
Professional fees                 624,658        12,000        33,500        12,000
Interest                          150,021            --            --            --
Preferred stock dividends          90,417            --            --            --
Other                             119,755            --         8,679            --
                             ------------------------------------------------------
                             $  2,615,159  $     12,000  $  1,885,644  $     12,000
===================================================================================

12.   BANK INDEBTEDNESS

      At March 31, 2006, the Company had authorized operating lines of credit in the amounts of $2,300,000 CDN and $3,500,000 US (2005 - $nil) with its senior lender at March 31, 2006, and had no borrowings (2005 - $nil), but maintained a letter of credit of $575,000 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 2% on Canadian dollar borrowings and U.S. Base rate plus 2% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 13.

13.   LONG-TERM DEBT

      On March 3, 2006, Lower Lakes, Lower Lakes Transportation and Grand River as borrowers, entered into the Credit Agreement which provides for a new senior credit facility with a syndicate of lenders, including General Electric Capital Corporation, as agent and as a lender. The new senior credit facility provides for (i) a revolving credit facility under which Lower Lakes may borrow up to Cdn $2,300,000 and an additional seasonal facility of US $2,000,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $3,500,000 and an additional seasonal facility of US $2,000,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes may borrow Cdn $21,200,000, and (iv) a US dollar denominated term loan facility under which Grand River may borrow US $4,000,000. Borrowings under the new senior credit facility are required to be used to refinance the borrowers' existing senior credit facility, to finance working capital and for the acquisition of the stock of the borrowers and other general corporate purposes. The full amount of both term loans was extended to the borrowers on March 3, 2006. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

      Under the new senior credit facility, the revolving credit facility expires on March 3, 2011. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) an aggregate of Cdn $2,120,000 per annum shall be payable in four equal quarterly installments during the first year, (ii) an aggregate of Cdn $2,544,000 shall be payable in four equal quarterly instalments in each of the next four years, and (iii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on March 3, 2011. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) an aggregate of US $400,000 per annum shall be payable in four equal quarterly instalments during the first year, (ii) an aggregate of US $480,000 per annum shall be payable in four equal quarterly installments in each of the next four years, and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on March 3, 2011.

      Borrowings under the Canadian revolving credit facility and Canadian term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the new senior credit facility), plus 2% per annum or (ii) the BA Rate (as defined in the new senior credit facility) plus 3% per annum. The US revolving credit facility and the US term loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

13.   LONG-TERM DEBT (continued)

      new senior credit facility) plus 3.00% per annum, or (ii) the US Base Rate(as defined in the new senior credit facility), plus 2% per annum.

      Obligations under the new senior credit facility are secured by a first priority lien and security interest on all of the borrowers' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, and a pledge by Rand LL Holdings Corp of all of the outstanding capital stock of the borrowers. In addition, all obligations under the new senior credit facility will also be secured by a pledge, with limited exception, of all the outstanding capital stock of the borrowers' subsidiaries. The indebtedness of each borrower under the new credit facility is unconditionally guaranteed by each other borrower and by Rand LL Holdings Corp. and such guaranty is secured by a lien on substantially all of the assets of each borrower and Rand LL Holdings Corp.

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

                                                                                                        Unaudited
                                                                                   March 31, 2006     March 31, 2005
                                                                                    ------------       -------------
      a)    Term loan bearing interest at Canadian Prime rate plus 2%. The loan is repayable over a five year term until December 2010 with current quarterly payments of $530,000 CDN commencing September 2006 and increasing to $636,000 CDN beginning with the March 2007 payment until December 2010, and the balance due March 2011. The term loan
            is secured by the assets of Lower Lakes Towing Ltd.                     $ 18,150,685       $          --

      b)    Term loan bearing interest at U.S. Base rate plus 2%.The loan is repayable over a five year term until December 2010 with current quarterly payments of $100,000 US commencing September 2006 and increasing to $120,000 US beginning with the March 2007 payment until December 2010, and the balance due March 2011. The term loan
            is secured by assets of Grand River.                                       4,000,000                  --

      --------------------------------------------------------------------------------------------------------------
                                                                                    $ 22,150,685       $          --
      Less amounts due within 12 months                                                1,772,055                  --
      --------------------------------------------------------------------------------------------------------------
                                                                                    $ 20,378,630       $          --
      ==============================================================================================================

      Senior debt instrument (a) is secured by a first charge against all property, a general security agreement over inventory and equipment, marine mortgages on all vessels owned by the Company and its affiliates as well as assignment of contracts of affreightment and insurance. Senior debt instrument (b) is secured by assets of Grand River, a marine mortgage and collateral marine agreement covering the vessels owned by Grand River.

      The balances at December 31, 2005 and 2004 were nil.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

13.   LONG-TERM DEBT (continued)

      The Company is required to comply with certain financial covenants under the senior and subordinated debt agreements. The Company was in compliance with these covenants as of March 31, 2006.

      Principal payments are due as follows:

               2007                                             $      1,772,055
               2008                                                    2,658,082
               2009                                                    2,658,082
               2010                                                    2,658,082
               2011                                                   12,404,384
      --------------------------------------------------------------------------
                                                                $     22,150,685
      ==========================================================================

14.   LONG-TERM CAPITAL LEASE OBLIGATION - VESSEL LEASE

      In 2004, Grand River entered into a sale and bareboat charter arrangement (sale leaseback) transaction involving the M/V Manistee vessel. As the agreement includes an option by the Company to repurchase the M/V Manistee vessel and a put option by the purchaser described in Note 16, the leaseback has been classified as a capital lease under Statement of Financial Accounting Standards 13, "Accounting for Leases," ("SFAS 13"). Consistent with the requirements of Statement of Financial Accounting Standards 28, "Accounting for Sales with Leasebacks, an amendment of FASB Statement No. 13," no gain was recorded on the transaction. The leased vessel is recorded in capital assets and is being depreciated over its remaining estimated useful life (Note 9).

      The following is a schedule of the future minimum obligation payments under the terms of the leaseback determined using the implicit borrowing rate in the lease as of March 31, 2006 and assuming that the repurchases outlined in Note 15 are not completed and the vessel remains on charter hire:

             2007                                            $           350,000
             2008                                                        350,000
             2009                                                        350,000
             2010                                                        500,000
             2011                                                        500,000
       Thereafter                                                      4,500,000
                                                             -------------------
       Total minimum payments                                $         6,550,000
       Less: Amount representing imputed interest
       (at 17.2%)                                                      4,441,868
                                                             -------------------
       Present value of net minimum payments
       (see note a below)                                    $         2,108,132
                                                             ===================

(a) At the inception of the transaction in 2004, the present value of the minimum lease payments exceeded the fair value of the vessel asset. In accordance with SFAS 13, the amount recorded in 2004 as the asset and the obligation was determined to be the fair value of the vessel asset in the amount of $2,200,000. The balance of the obligation as at March 31, 2006 was $2,108,132.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

15.   COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

      Rand had a certain number of shares subject to possible redemption as of the year ended December 31, 2005. No shares were redeemed at the meeting of shareholders held February 28, 2006, and as of March 31, 2006, there are no longer any shares outstanding subject to possible redemption.

16.   COMMITMENTS

      As disclosed in Note 14, the Company entered into a sale and bareboat charter arrangement (sale leaseback) expiring December 31, 2014 relating to the M/V Manistee (formerly Richard Reiss) vessel.

      The Company has an option to repurchase the M/V Manistee vessel anytime after December 31, 2006 but before March 31, 2007 for the amount of $2,200,000. The owner of the M/V Manistee vessel has a put option to require the Company to repurchase the vessel at any time after December 31, 2007 for $2,200,000. In the event the put was exercised, the Company would be required to repurchase the vessel within 60 days. If the repurchase were not completed within 60 days of the put being exercised, the annual charter hire payments would increase immediately to $500,000 from the current annual amount of $350,000 and the term of the charter would be extended an additional 5 years through December 31, 2019.

      The Company has also entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total charter commitments for the McKee vessel for the term of the lease are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, All Urban Consumers (CPI-U), capped at a maximum annual increase of 3%.

              2007                                                     $ 675,000
              2008                                                       675,000
              2009                                                       675,000
              2010                                                       675,000
              2011                                                       675,000
      Thereafter                                                       4,725,000
      --------------------------------------------------------------------------
                                                                      $8,100,000
      ==========================================================================

      The Company has not entered into any other significant operating leases.

17.   CONTINGENCIES

      Several legal claims have been filed against the Company. Most of these claims are for insignificant amounts. Given management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's solicitors, a provision of $200,000 has been provided for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims. The company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

18.   STOCKHOLDERS' EQUITY

      On October 7, 2004, the Company's Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

      At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters' unit purchase option. Each warrant allows its holder to purchase one fully paid and non-assessable share of our common stock at the price of $5.00 per share. The warrants expire on October 26, 2008. We may call the warrants for redemption, in whole and not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon not less than 30 days' prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

      The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

      The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

      No warrants will be exercisable unless at the time of exercise a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the agreement, we have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants. However, we cannot assure you that we will be able to do so. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.The Company is not obligated to incur any liquidation damages or penalties in connection with the exercise of the warrants.

      No fractional shares will be issued upon exercise of the warrants. However, if a warrant holder exercises all warrants then owned of record by him, we will pay to the warrant holder, in lieu of the issuance of any fractional share which is otherwise issuable to the warrant holder, an amount in cash based on the market value of the common stock on the last trading day prior to the exercise date.

      EarlyBirdCapital, who acted as the representative to the underwriters in connection with Rand's initial public offering, holds an option to purchase up to 300,000 units at a purchase price of $9.90 per unit. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25. If the option is exercised in full, we would receive gross proceeds of $2,970,000 and issue an additional 300,000 units consisting of 300,000 shares of our common stock and 600,000 warrants. If all of these warrants are exercised, we would issue an additional 600,000 shares of our common stock and receive additional gross proceeds of $3,750,000. We estimate that the fair value of this option is approximately $558,000 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

      The underwriter's option was purchased for $100 and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter's option expires on October 12, 2009.

      On March 3, 2006 the Company's Certificate of Incorporation was amended and restated to, among other things, increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 50,000,000 shares.

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences may be determined from time to time by the Board of Directors.

      On March 3, 2006, pursuant to the terms of the Preferred Stock Purchase Agreement, dated September 2, 2005, by and among Rand and Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP and Good Steward Fund Ltd., Bay II Resources Partners, Bay Resources Partners L.P., Bay Resources Partners Offshore Fund Ltd. and Thomas E. Claugus, Rand issued 300,000 shares of its newly-created series A convertible preferred stock for an aggregate purchase price of $15,000,000. Issuance costs of $100,000 were incurred, generating proceeds net of issuance costs of $14,900,000. The shares of series A convertible preferred stock issued under the Preferred Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended, and bear restrictive legends that reflect this status. The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Rand did not engage in any general solicitation or advertisement for the issuance of these securities. These securities were purchased by a total of eight investors, which are comprised of two groups of affiliated entities. The investors received copies of the documents related to Rand's acquisition of Lower Lakes and had access to additional related due diligence materials. In connection with this issuance, each of the investors represented that (i) it is an accredited investor as this term is defined in Regulation D under the Securities Act, (ii) the securities it is acquiring cannot be resold except pursuant to a effective registration under the Securities Act or in reliance on an exemption from the registration requirements of the Securities Act, and that the certificates representing such securities bear a restrictive legend to that effect and (iii) it intends to acquire the securities for investment only and not with a view to the resale thereof.

      The shares of series A convertible preferred stock: rank senior to Rand's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of Rand common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of Rand common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of Rand if, after the third anniversary of the acquisition, the trading price of Rand's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by Rand in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with Rand's common stock; and have a separate vote over certain material transactions or changes involving Rand. The Company is not obligated to incur any liquidation damages in connection with the conversion of the preferred stock into common stock.

                                                 Number
                                               Outstanding        Stated amount
                                             -----------------------------------
Common stock                                    5,600,000       $            560
Preferred stock                                  300,000        $     15,000,000

19.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

20.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                                                    Unaudited
                                                                   Three months
                                                 Period ended         ended
                                                March 31, 2006    March 31, 2005
                                               ---------------   ---------------

Revolver                                       $         2,486   $            --
Long-term debt - senior                                134,116                --
Long-term debt - subordinated                           14,446                --
--------------------------------------------------------------------------------
                                               $       151,048   $            --
================================================================================

      The balances at December 31, 2005 and 2004 were nil.

21.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                                                    Unaudited
                                           Three months            Three months
                                              ended                   ended
                                          March 31, 2006          March 31, 2005
                                         ---------------------------------------

Revenues by country
  Canada                                 $     1,158,253         $            --
  United States                                  572,149                      --
--------------------------------------------------------------------------------
                                         $     1,730,402         $            --
================================================================================

Net Loss by country
  Canada                                 $      (566,879)        $            --
  United States                                 (922,617)                     --
--------------------------------------------------------------------------------
                                         $    (1,489,496)        $            --
================================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

      The balances at December 31, 2005 and 2004 were nil.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

21.    SEGMENT INFORMATION (con't)

                                                                    Unaudited
                                             March 31, 2006       March 31, 2005
                                              -------------        -------------

Capital assets by country
  Canada                                      $  30,416,419        $          --
  United States                                  17,744,418                   --
--------------------------------------------------------------------------------
                                              $  48,160,837        $          --
================================================================================

Total assets by country
  Canada                                      $  58,033,856        $          --
  United States                                  28,734,980                   --
--------------------------------------------------------------------------------
                                              $  86,768,836        $          --
================================================================================

      The balances at December 31, 2005 and 2004 were nil.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

22.   FINANCIAL INSTRUMENTS

      Fair value of financial instruments

      Financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities and bank indebtedness. The estimated fair values of cash, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.

      The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates. The estimated fair value of preferred stock instruments has not been calculated due to the lack of comparable instruments and the constraints of timeliness and cost in preparing a valuation.

      Foreign exchange risk

      Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company's reporting currency, the U.S. Dollar, and the Canadian dollar. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

      Interest rate risk

      The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

      Credit risk

      Accounts receivable credit risk is mitigated by the dispersion of the Company's customers among industries and the short shipping season. The period ending March 31, 2006 is not indicative of a full years operations, as one customer generated 50% of sales during the period.

23.   ECONOMIC DEPENDENCE

      The Company derived $865,557 or 50% (2005 - $nil) of its revenue from two customers during the period.

24.   OTHER COMPREHENSIVE INCOME (LOSS)

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive loss is reflected in the consolidated statement of changes in shareholders' deficiency. The components of, and changes in, comprehensive loss and accumulated other comprehensive loss consist of translation adjustments arising from the translation of the parent Company accounts from Canadian dollar functional currency to U.S. Dollar reporting currency. Included in comprehensive loss and accumulated other comprehensive loss are the effects of foreign currency translation adjustments of $1,346,555 (2005 - $nil).

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

25.   EARNINGS PER SHARE

      The company had a total of 5,600,000 shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 16,444,263 shares based on the following additional share calculation. Warrants issued from the initial prospectus and overallotment converted to 8,424,908 based on the average quarterly share price of $5.46 and conversion of the convertible preferred shares to 2,419,355 at a price of $6.20. In connection with Rand's initial public offering, Rand issued to the representative of the underwriters in the initial public offering, for $100, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in Rand's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by Rand and will expire on October 26, 2009. Rand accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of Rand's initial public offering resulting in a charge directly to stockholders' equity. The underwriter options and warrants are excluded from the dilution calculation.

                                                                                                           Period from
                                                                                                            Inception
                                                          Period Ended     Period ended     Year ended       through
                                                            March 31,        March 31,     December 31,     December 31,
                                                              2006             2005            2005            2004
                                                          ------------     ------------    ------------    ------------
Numerator:

Net (loss) income                                         $ (1,399,079)    $     36,632    $     88,604    $    (25,175)

     Preferred stock dividends                                  90,417               --              --              --
-----------------------------------------------------------------------------------------------------------------------
Income (loss) available to common shareholders            $ (1,489,496)    $     36,632    $     88,604    $    (25,175)
=======================================================================================================================
Denominator:

Weighted average common shares for basic EPS                 5,600,000        5,600,000       5,600,000       2,584,634
-----------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:

Total  o/s warrants                                          9,200,000        9,200,000       9,200,000       9,200,000

Exercise price                                                    5.00             5.00            5.00            5.00

Average price during period                                       5.46             5.31            5.37            4.87
-----------------------------------------------------------------------------------------------------------------------

   Weighted avg. warrants (total o/s / avg price)            8,424,908        8,662,900       8,566,108              --
-----------------------------------------------------------------------------------------------------------------------
   Weighted avg. convertible preferred shares at $6.20       2,419,355               --              --              --
-----------------------------------------------------------------------------------------------------------------------

Weighted average common shares for diluted EPS               2,584,634        5,600,000       5,600,000      14,166,108
=======================================================================================================================

Basic EPS                                                 ($      0.27)    $       0.01    $       0.02    ($      0.01)
Diluted EPS                                               ($      0.27)    $       0.01    $       0.02    ($      0.01)
=======================================================================================================================

26.   RELATED PARTY TRANSACTIONS

      The Company presently occupies office space provided by an affiliate of a stockholder. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the initial public offering. The statement of operations for the period from January 31, 2006 to March 31, 2006, the three month period ending March 31, 2005, the year ending December 31, 2005 and the year ending December 31, 2004 include $22,500, $22,500, $90,000, and $52,500, respectively, related to this agreement. During 2004, Laurence S. Levy advanced $70,000 to Rand to cover expenses related to Rand's initial public offering. The loan was payable without interest on the earlier of June 10, 2005 or the consummation of Rand's initial public offering. This loan was repaid in November 2004.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

27.   MANAGEMENT BONUS PROGRAM

      On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program, the participants of which are employed by Lower Lakes or its affiliates. Participants are eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards will be settled on July 31, 2008 and may be settled in cash and/or shares of the Company's common stock, or any combination thereof, all in the discretion of the plan administrator, and shall be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of the Company's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of Rand, on each of March 31, 2006, 2007 and 2008, each participant then employed by the Company or one of its affiliates shall vest into one-third of such participant's plan account balance. The Company shall grant registration rights to any participant that is issued shares of Rand's common stock in settlement of an award under the Management Bonus Program.

      If a participant's service with the Company or its affiliates is terminated by the Company for cause (as defined in the Program) or by the participant voluntarily without notice (other than for good reason, as defined in the participant's employment agreement, if applicable), then such participant's rights to his plan account balance, including any vested amounts, shall be forfeited, and such participant shall no longer have any rights in or to its plan account balance or under the Management Bonus Program.

      If a participant incurs a voluntary separation from service with the Company or its affiliate (other than for good reason) and who does provide appropriate notice to the Company of such separation, the participant shall retain his rights in his plan account balance to the extent such has vested as of the effective date of separation, but shall, as of such effective date, cease to further vest in such participant's plan account balance. Any unvested portion of a participant's plan account balance resulting from such a separation from service shall be added to the plan account balances of each then remaining participant in proportion to the respective plan account balance of each such remaining participant, and with respect to each such remaining participant, in proportion to each such participant's vested and unvested plan account balance.

      If a participant's service with the Company or its affiliate is terminated by the Company without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant is entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008.

28.   PRO FORMA INFORMATION

      Giving effect to the purchase transaction immediately prior to the three months ended March 31, 2006, changes certain income statement items. It should be noted that the results differ considerably from the year ended December 31, 2005 pro forma statement filed with the Rand 10 KSB filed March 31, 2006, due to the season nature of Lower Lakes business,

      Selected statement of operations data      Pro forma            Pro Forma
                                             Three Months ended       Year ended
                                               March 31, 2006      December 31, 2005
      ------------------------------------------------------------------------------
      Revenue                                   $  6,319,869         $ 61,240,535
      Net (loss) income                           (2,400,431)             455,200
      Net loss per share - basic and diluted    ($      0.48)        ($      0.13)

29.   SUBSEQUENT EVENTS

      No material subsequent events.