Form 10QSB
period 2006-06-30
Rand Logistics, Inc.
filed 2006-08-14
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
          (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-50908

                              RAND LOGISTICS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 20-1195343
                 --------                                 ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

              450 Park Avenue, 10th Floor, New York, New York 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 644-3450
                                 --------------
                           (Issuer's telephone number)

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

As of August 14, 2006, there were 8,002,957 shares of the $.0001 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Balance Sheets
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                            June 30,        March 31,
                                                                              2006            2006
                                                                           (unaudited)      (audited)
                                                                          ------------     ------------
ASSETS

CURRENT
        Cash and cash equivalents                                         $    767,427     $  2,574,325
        Accounts receivable (Note 3)                                        10,793,572        2,107,282
        Prepaid expenses and other current assets (Note 4)                   1,391,883        1,460,267
        Income tax receivable                                                   93,632               --
        Deferred income taxes                                                1,142,986        1,160,651
-------------------------------------------------------------------------------------------------------

Total current assets                                                        14,189,500        7,302,525

PROPERTY AND EQUIPMENT, NET (Note 5)                                        49,287,342       48,160,837
DEFERRED INCOME TAXES                                                        8,254,488        9,386,020
DEFERRED DRYDOCK COSTS, NET (Note 6)                                         1,604,628        1,614,173
DEFERRED TRANSACTION COSTS (Note 22)                                           189,446               --
INTANGIBLE ASSETS, NET (Note 7)                                             14,008,607       13,942,329
GOODWILL (Note 7)                                                            6,362,952        6,362,952
-------------------------------------------------------------------------------------------------------

Total assets                                                              $ 93,896,963     $ 86,768,836
=======================================================================================================

LIABILITIES

CURRENT
        Bank indebtedness (Note 9)                                        $  3,895,902     $         --
        Accounts payable                                                     8,116,498        7,617,899
        Accrued liabilities (Note 8)                                         2,816,012        2,615,159
        Income taxes payable                                                        --           50,787
        Deferred income taxes                                                  443,469          405,886
        Current portion of long-term debt  (Note 10)                         2,529,231        1,772,055
        Current portion of long-term capital lease obligation - vessel
        lease (Note 11)                                                      2,097,959        2,108,132
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                   19,899,071       14,569,918
-------------------------------------------------------------------------------------------------------
LONG-TERM DEBT  (Note 10)                                                   20,463,781       20,378,630
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 20)                                  3,000,000        3,000,000
DEFERRED INCOME TAXES                                                       12,050,694       12,063,059
-------------------------------------------------------------------------------------------------------

Total liabilities                                                           55,413,546       50,011,607
-------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 12 and 13)                                      --               --

STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value,                                  14,900,000       14,900,000
        Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 14)
        Common stock, $.0001 par value                                             560              560
        Authorized 50,000,000 shares, Issued and outstanding 5,600,000 shares (Note 14)
        Additional Paid-in Capital                                          24,629,291       24,629,291
        Accumulated deficit                                                   (706,342)      (1,426,067)
        Accumulated other comprehensive loss                                  (340,092)      (1,346,555)
-------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  38,483,417       36,757,229
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $ 93,896,963     $ 86,768,836
=======================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Operations
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                     Three months       Three months
                                                      Ended June         ended June
                                                       30, 2006           30, 2005
                                                     (unaudited)        (unaudited)
                                                     ------------       ------------
REVENUE                                              $ 22,245,116       $         --
------------------------------------------------------------------------------------

EXPENSES
         Outside voyage charter fees (Note 15)          2,317,901                 --
         Vessel operating expenses                     14,295,673                 --
         Repairs and maintenance                           56,748                 --
         General and administrative                     1,278,237             64,236
         Depreciation                                   1,054,269                 --
         Amortization of drydock costs                     83,988                 --
         Amortization of intangibles                      352,822                 --
         Loss on foreign exchange                          36,686                 --
------------------------------------------------------------------------------------
                                                       19,476,324             64,236
------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES
AND INCOME TAXES                                        2,768,792            (64,236)
------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest expense (Note 16)                                644,169                 --
Interest income                                            (1,972)          (133,343)
Amortization of deferred financing costs                   29,437                 --
------------------------------------------------------------------------------------
                                                          671,634           (133,343)
====================================================================================

INCOME BEFORE INCOME TAXES                              2,097,158             69,107
PROVISION (RECOVERY) FOR INCOME TAXES
Current                                                   (79,500)            43,000
Deferred                                                1,164,556
------------------------------------------------------------------------------------
NET INCOME                                           $  1,012,102       $     26,107
====================================================================================
PREFERRED STOCK DIVIDENDS                            $    292,377       $         --
====================================================================================
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS         $    719,725       $     26,107
====================================================================================
        Net earnings per share basic (Note 19)       $        .13       $        .00
        Net earnings per share diluted                        .06                .00
        Weighted average shares - Basic                 5,600,000          5,600,000
        Weighted average shares - Diluted              15,841,639          5,600,000
        ============================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (U.S. Dollars)
--------------------------------------------------------------------------------



                                                   Common Stock                       Preferred Stock
                                             Shares            Amount             Shares           Amount
                                          ------------      ------------      ------------      ------------
Balances, March 31, 2005                     5,600,000               560                --                --
      Net income 9 months ended
      December 31, 2005                             --                --                --                --
------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005                  5,600,000               560                --                --
      Shares issued, net of issuance
      costs of $100,000                             --                --           300,000        14,900,000
      Proceeds of 2004 share
      issuance no longer subject to
      possible redemption                           --                --                --                --
      Net loss                                      --                --                --                --
      Preferred dividend issuable                   --                --                --                --
------------------------------------------------------------------------------------------------------------

      Translation adjustments                       --                --                --                --
------------------------------------------------------------------------------------------------------------
      Comprehensive loss                            --                --                --                --
------------------------------------------------------------------------------------------------------------

Balances, March 31, 2006                     5,600,000      $        560           300,000      $ 14,900,000
------------------------------------------------------------------------------------------------------------
      Net income                                    --                --                --                --
      Preferred dividend issuable                   --                --                --                --
------------------------------------------------------------------------------------------------------------
      Translation adjustments                       --                --                --                --
------------------------------------------------------------------------------------------------------------
      Comprehensive income                          --                --                --                --
------------------------------------------------------------------------------------------------------------
Balances, June 30, 2006                      5,600,000      $        560           300,000      $ 14,900,000
------------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                          Additional        Accumulated            Other               Total
                                            Paid-In           Surplus          Comprehensive      Stockholders'
                                            Capital          (Deficit)         Income (Loss)          Equity
                                          ------------      ------------       -------------      -------------
Balances, March 31, 2005                    19,884,465            11,457                 --         19,896,482
      Net income 9 months ended
      December 31, 2005                             --            51,972                 --             51,972
--------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005                 19,884,465            63,429                 --         19,948,454
      Shares issued, net of issuance
      costs of $100,000                             --                --                 --         14,900,000
      Proceeds of 2004 share
      issuance no longer subject to
      possible redemption                    4,744,826                --                 --          4,744,826
      Net loss                                      --        (1,399,079)                --         (1,399,079)
      Preferred dividend issuable                   --           (90,417)                --            (90,417)
--------------------------------------------------------------------------------------------------------------

      Translation adjustments                       --                --         (1,346,555)        (1,346,555)
--------------------------------------------------------------------------------------------------------------
      Comprehensive loss                            --                --                 --         (2,745,634)
--------------------------------------------------------------------------------------------------------------

Balances, March 31, 2006                  $ 24,629,291      $ (1,426,067)      $ (1,346,555)      $ 36,757,229
--------------------------------------------------------------------------------------------------------------
      Net income                                    --         1,012,102                 --          1,012,102
      Preferred dividend issuable                   --          (292,377)                --           (292,377)
--------------------------------------------------------------------------------------------------------------
      Translation adjustments                       --                --          1,006,463          1,006,463
--------------------------------------------------------------------------------------------------------------
      Comprehensive income                          --                --                 --          2,018,565
--------------------------------------------------------------------------------------------------------------
Balances, June 30, 2006                   $ 24,629,291      $   (706,342)      $   (340,092)      $ 38,483,417
--------------------------------------------------------------------------------------------------------------

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Cash Flows
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                       Three months ended   Three months ended
                                                                         June 30, 2006        June 30, 2005
                                                                          (unaudited)          (unaudited)
                                                                      -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                         $   719,725          $    26,107
       Adjustments to reconcile net income to net cash used
                   by operating activities
                      Depreciation and amortization of
                      drydock costs                                         1,138,257                   --
                      Amortization of intangible assets                       382,259                   --
                      Deferred income taxes                                 1,164,556                   --
                   Changes in assets and liabilities, net of amounts
                   acquired:
                      Accounts receivable                                  (8,686,290)                  --
                      Interest accrued on Treasury Bill                            --             (159,901)
                      Prepaid expenses and other current assets                68,384               17,000
                      Accounts payable and accrued liabilities                699,452                5,650
                      Income taxes payable                                   (144,419)              44,188
                      Deferred interest                                            --               31,103
----------------------------------------------------------------------------------------------------------
                                                                           (4,658,076)             (35,853)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                    (766,071)                  --
       Deferred acquisition and transaction costs                            (189,446)            (107,574)
----------------------------------------------------------------------------------------------------------
                                                                             (955,517)            (107,574)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital lease repayment                                                  (10,173)                  --
     Proceeds from bank indebtedness                                        3,895,902                   --
----------------------------------------------------------------------------------------------------------
                                                                            3,885,729                   --
----------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                      (79,034)                  --
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,806,898)            (143,427)
==========================================================================================================
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,574,325              726,970
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   767,427          $   583,543
==========================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements at June 30, 2006 and for the periods ended June 30, 2006 and 2005 are unaudited. The consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand LL Holdings Corp., a 100% subsidiary of Rand and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp, and Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Limited. The subsidiaries, with the exception of Rand LL Holdings Corp. were purchased through a Share Purchase Agreement on March 3, 2006, more fully described in the 10-KSBT for the period ended March 31, 2006.

      In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Rand Logistics, Inc, and its wholly owned subsidiaries (the "Company") as of June 30, 2006 and 2005 and the results of operations for the three months ended June 30, 2006 and 2005 and its cash flows for the three months ended June 30, 2006 and 2005 and its stockholders' equity for the three months ended June 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries.

      The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSBT for the period ended March 31, 2006.

      Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company does not have an allowance for doubtful accounts for any of the periods presented. The company historically has no significant bad debts. Interest is not accrued on outstanding receivables.

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

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Fuel and lubricant inventories

      Raw materials, fuel, and operating supplies, are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

      Intangible assets and goodwill

      The Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.

      Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts and were valued in conjunction with establishing the March 3, 2006 purchase price. Intangible assets, except goodwill, were valued at local currency at the acquisition date. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2006, these tests indicated that goodwill was not impaired.

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

      Impairment of long-lived assets

      Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values. The Company determines fair value of goodwill using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill. This requires the Company to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's services and future market conditions. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

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

      Stock-based compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted such share-based payments during the three months ended June 30, 2006 and currently has no options or warrants outstanding, as a result, the adoption of FAS 123R did not have a material effect on the Company.

2.    RECENTLY ISSUED PRONOUNCEMENTS

      In July 2006, the FASB issued FASB Interpretation ("FIN") 48,
      "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008 and is currently evaluating the impact of adopting this interpretation will have on its consolidated financial statements.

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

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:


                                            June 30, 2006       March 31, 2006
                                             (unaudited)           (audited)
                                            -------------       --------------

      Prepaid insurance                     $    423,681         $    540,699
      Fuel and lubricants                        829,965              787,461
      Deposits and other prepaids                138,237              132,107
      -----------------------------------------------------------------------
                                            $  1,391,883         $  1,460,267
      =======================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

5.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                 June 30, 2006    March 31, 2006
                                                  (unaudited)       (audited)
                                                 -------------    --------------

      Cost
        Vessels                                   $41,745,944      $39,643,272
        Vessel under capital lease (Note 11)        7,418,536        7,377,827
        Leasehold improvements                      1,394,115        1,387,539
        Furniture and equipment                        71,048           47,712
        Computer equipment                             24,656            9,979
      ------------------------------------------------------------------------
                                                  $50,654,299      $48,466,329
      ========================================================================
      Accumulated depreciation
        Vessels                                   $ 1,125,379      $   253,303
        Vessel under capital lease (Note 11)          199,104           44,551
        Leasehold improvements                         36,788            7,638
        Furniture and equipment                         3,553               --
        Computer equipment                              2,133               --
      ------------------------------------------------------------------------
                                                  $ 1,366,957      $   305,492
      ------------------------------------------------------------------------
                                                  $49,287,342      $48,160,837
      ========================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

6.    DEFERRED DRYDOCK COSTS

      Deferred charges are comprised of the following:

                                                 June 30, 2006    March 31, 2006
                                                  (unaudited)        (audited)
                                                 -------------    --------------

      Drydock expenditures                       $   1,689,083    $   1,614,173
      Accumulated amortization                          84,455               --
                                                 -------------    -------------
                                                 $   1,604,628    $   1,614,173
      =========================================================================

7.    INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                                  June 30, 2006   March 31, 2006
                                                   (unaudited)      (audited)
                                                  -------------   --------------

      Goodwill                                     $ 6,362,952     $ 6,362,952
      ========================================================================

      Intangible assets
         Deferred financing costs                  $   591,072     $   572,397
         Trademarks, trade names                       944,435         914,968
         Non-competition agreements                  2,164,617       2,097,082
         Customer relationships and contracts       10,816,081      10,478,625
      ------------------------------------------------------------------------
         Total identifiable intangibles            $14,516,205     $14,063,072
      ------------------------------------------------------------------------
      Accumulated amortization
         Deferred financing costs                  $    29,554     $        --
         Trademarks, trade names                        30,876           7,083
         Non-competition agreements                    196,573          45,094
         Customer relationships and contracts          250,595          68,566
      ------------------------------------------------------------------------
                                                       507,598         120,743
      ------------------------------------------------------------------------
      Total intangible assets                      $14,008,607     $13,942,329
      ========================================================================

      Intangible asset amortization over the next five years is estimated using the exchange rate at acquisition as follows:

                 2007                                         $ 1,514,768
                 2008                                           1,514,768
                 2009                                           1,514,768
                 2010                                           1,231,964
                 2011                                             920,492
              -----------------------------------------------------------
                                                              $ 6,696,760
              ===========================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

8.    ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:


                                     June 30, 2006      March 31, 2006
                                      (unaudited)         (audited)
                                     -------------      --------------

      Transaction costs                $  201,654         $  779,966
      Payroll                           1,268,306            850,342
      Legal and professional fees         635,115            624,658
      Interest                            191,814            150,021
      Preferred stock dividends           382,794             90,417
      Other                               136,329            119,755
                                       -----------------------------
                                       $2,816,012         $2,615,159
      ==============================================================

9.    BANK INDEBTEDNESS

      At June 30, 2006, the Company had authorized operating lines of credit in the amounts of $2,300,000 CDN and $3,500,000 US (March 2006 - $2,300,000
      CDN and $3,500,000 US) with its senior lender, and was utilizing $3,895,902 on the revolver (March 2006 - $nil), and maintained a letter of credit of $575,000 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 2% on Canadian dollar borrowings and U.S. Base rate plus 2% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 10. The effective rate at June 30, 2006 was 10.25% on the U.S. revolver and 8% on the Canadian revolver.

10.   LONG-TERM DEBT

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

      Under the new senior credit facility, the revolving credit facility expires on March 3, 2011. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) an aggregate of Cdn $2,120,000 per annum shall be payable in four equal quarterly instalments during the first year, (ii) an aggregate of Cdn $2,544,000 shall be payable in four equal quarterly instalments in each of the next four years, and (iii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on March 3, 2011. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) an aggregate of US $400,000 per annum shall be payable in four equal quarterly instalments during the first year, (ii) an aggregate of US $480,000 per annum shall be payable in four equal quarterly instalments in each of the next four years, and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on March 3, 2011.

      Borrowings under the Canadian revolving credit facility and Canadian term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the new senior credit facility), plus 2% per annum or (ii) the BA Rate (as defined in the new senior credit facility) plus 3% per annum. The US revolving credit facility and the US term loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

10.   LONG-TERM DEBT (continued)

      new senior credit facility) plus 3.00% per annum, or (ii) the US Base Rate (as defined in the new senior credit facility), plus 2% per annum.

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

      The effective interest rate on the term loans at June 30, 2006 were 8% on the Canadian term loan and 10.25% on the U.S. term loan.

                                                                                June 30, 2006      March 31, 2006
                                                                                 (unaudited)          (audited)
                                                                                -------------      --------------
      a) Term loan  bearing  interest  at  Canadian  Prime rate plus 2%. The loan is repayable  over a five year term until  December  2010 with current  quarterly  payments of $530,000 CDN  commencing  September
         2006 and  increasing to $636,000 CDN beginning  with the March 2007 payment until  December  2010,  and the balance due March 2011. The
         term loan is secured by the assets of Lower Lakes Towing Ltd.          $  18,993,012      $   18,150,685
      b) Term loan bearing  interest at U.S.  Base rate plus 2%. The loan is repayable  over a five year term until  December  2010 with current quarterly  payments of $100,000 US  commencing  September  2006 and increasing  to $120,000 US  beginning  with the March 2007  payment until  December 2010, and the balance due March 2011. The term loan
         is secured by assets of Grand River.                                       4,000,000           4,000,000
      -----------------------------------------------------------------------------------------------------------
                                                                                $  22,993,012      $   22,150,685
      Less amounts due within 12 months                                             2,529,231           1,772,055
      -----------------------------------------------------------------------------------------------------------
                                                                                $  20,463,781      $   20,378,630
      ===========================================================================================================

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

10.   LONG-TERM DEBT (continued)

      The Company is required to comply with certain financial covenants under the senior and subordinated debt agreements. The Company was in compliance with these covenants as of June 30, 2006.

      Principal payments are due as follows:

                 2007                                     $   2,529,231
                 2008                                         2,759,161
                 2009                                         2,759,161
                 2010                                         2,759,161
                 2011                                        12,186,298
            -----------------------------------------------------------
                                                          $  22,993,012
            ===========================================================

11.   LONG-TERM CAPITAL LEASE OBLIGATION - VESSEL LEASE

      In 2004, Grand River entered into a sale and bareboat charter arrangement (sale leaseback) transaction involving the M/V Manistee vessel. As the agreement includes an option by the Company to repurchase the M/V Manistee vessel and a put option by the purchaser described in Note 16, the leaseback has been classified as a capital lease under Statement of Financial Accounting Standards 13, "Accounting for Leases," ("SFAS 13"). Consistent with the requirements of Statement of Financial Accounting Standards 28, "Accounting for Sales with Leasebacks, an amendment of FASB Statement No. 13," no gain was recorded on the transaction. The leased vessel is recorded in capital assets and is being depreciated over its remaining estimated useful life (Note 5).

      The following is a schedule of the future minimum obligation of remaining annual payments under the terms of the leaseback determined using the implicit borrowing rate in the lease as of June 30, 2006 and assuming that the repurchase outlined in Note 12 is not completed and the vessel remains on charter hire:

                 2007                                         $    233,333
                 2008                                              350,000
                 2009                                              350,000
                 2010                                              500,000
                 2011                                              500,000
           Thereafter                                            4,500,000
                                                              ------------
           Total minimum payments                             $  6,433,333
           Less: Amount representing imputed interest
           (at 17.2%)                                            4,335,374
                                                              ------------
           Present value of net minimum payments
           (see note a below)                                 $  2,097,959
                                                              ============

      (a) At the inception of the transaction in 2004, the present value of the minimum lease payments exceeded the fair value of the vessel asset. In accordance with SFAS 13, the amount recorded in 2004 as the asset and the obligation was determined to be the fair value of the vessel asset in the amount of $2,200,000. The balance of the obligation as at June 30, 2006 was $2,097,959.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

12.   COMMITMENTS

      As disclosed in Note 11, the Company entered into a sale and bareboat charter arrangement (sale leaseback) expiring December 31, 2014 relating to the M/V Manistee (formerly Richard Reiss) vessel.

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

      The Company has also entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total remaining annual charter commitments for the McKee vessel for the term of the lease are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, All Urban Consumers (CPI-U), capped at a maximum annual increase of 3%.

                    2007                                       $  450,000
                    2008                                          675,000
                    2009                                          675,000
                    2010                                          675,000
                    2011                                          675,000
            Thereafter                                          4,725,000
            =============================================================
                                                               $7,875,000
            =============================================================

      The Company has not entered into any other significant operating leases.

13.   CONTINGENCIES

      Several legal claims have been filed against the Company. Most of these claims are for insignificant amounts. Given management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's solicitors, a reserve of $400,000 has been provided for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims. The company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

14.   STOCKHOLDERS' EQUITY

      On October 7, 2004, the Company's Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

      At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters' unit purchase option. Each warrant allows its holder to purchase one fully paid and non-assessable share of the Company's common stock at the price of $5.00 per share. The warrants expire on October 26, 2008. The Company may call the warrants for redemption, in whole and not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon not less than 30 days' prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the Company's common stock equals or exceeds $8.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

      Options and warrants issued in conjunction with the Company's initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

      The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company's recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

      The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

      No warrants will be exercisable unless at the time of exercise a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the agreement, the Company has agreed to meet these conditions and use the Company's best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants. However, the Company cannot make the assurance that it will be able to do so. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. The Company is not obligated to incur any liquidation damages or penalties in connection with the exercise of the warrants.

      No fractional shares will be issued upon exercise of the warrants. However, if a warrant holder exercises all warrants then owned of record by him, the Company will pay to the warrant holder, in lieu of the issuance of any fractional share which is otherwise issuable to the warrant holder, an amount in cash based on the market value of the common stock on the last trading day prior to the exercise date.

      EarlyBirdCapital, who acted as the representative to the underwriters in connection with Rand's initial public offering, holds an option to purchase up to 300,000 units at a purchase price of $9.90 per unit. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25. If the option is exercised in full, the Company would receive gross proceeds of $2,970,000 and issue an additional 300,000 units consisting of 300,000 shares of our common stock and 600,000 warrants. If all of these warrants are exercised, the Company would issue an additional 600,000 shares of our common stock and receive additional gross proceeds of $3,750,000. The Company estimates that the fair value of this option is approximately $558,000 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

14.   STOCKHOLDERS' EQUITY (continued)

      use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

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

                                                     Number
                                                  Outstanding      Stated amount
                                                  ------------------------------
      Common stock                                 5,600,000       $         560
      Preferred stock                                300,000       $  15,000,000

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

16.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                                 Three months       Three months
                                                     ended             ended
                                                 June 30, 2006     June 30, 2005
                                                  (unaudited)        (audited)
                                                 -------------     -------------

      Bank indebtedness                           $    77,772       $        --
      Long-term debt - senior                         566,397                --
      -------------------------------------------------------------------------
                                                  $   644,169       $        --
      =========================================================================

17.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                                                    Three months
                                              Three months              ended
                                                  ended               June 30,
                                              June 30, 2006             2005
                                               (unaudited)          (unaudited)
                                              ----------------------------------

      Revenues by country
        Canada                                 $ 13,552,950         $         --
        United States                             8,692,166                   --
      --------------------------------------------------------------------------
                                               $ 22,245,116         $         --
      ==========================================================================

      Net Income by country
        Canada                                 $  1,515,321         $         --
        United States                              (795,596)              26,107
      --------------------------------------------------------------------------
                                               $    719,725         $     26,107
      ==========================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

17.   SEGMENT INFORMATION (continued)

                                               June 30, 2006      March 31, 2006
                                                (unaudited)         (audited)
                                               ---------------------------------

      Property and equipment by
      country
        Canada                                  $31,489,590        $30,416,419
        United States                            17,797,752         17,744,418
      ------------------------------------------------------------------------
                                                $49,287,342        $48,160,837
      ========================================================================

      Total assets by country
        Canada                                  $61,403,089        $58,033,856
        United States                            32,493,874         28,734,980
      ------------------------------------------------------------------------
                                                $93,896,963        $86,768,836
      ========================================================================

18.   FINANCIAL INSTRUMENTS

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

      Credit risk

      Accounts receivable credit risk is mitigated by the dispersion of the Company's customers among industries and the short shipping season. The period ending June 30, 2006 is not indicative of a full years' operations, due to the seasonal nature of the Company's business.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

19.   EARNINGS PER SHARE

      The company had a total of 5,600,000 shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 15,841,639 shares based on the following additional share calculation. Warrants issued from the initial prospectus and overallotment converted to 8,424,908 based on the average quarterly share price of $5.46 and conversion of the convertible preferred shares to 2,419,355 at a price of $6.20. In connection with Rand's initial public offering, Rand issued to the representative of the underwriters in the initial public offering, for $100, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in Rand's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by Rand and will expire on October 26, 2009. Rand accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of Rand's initial public offering resulting in a charge directly to stockholders' equity. The underwriter options and warrants are excluded from the dilution calculation, as the exercise price of the options and warrants are in excess of that of the underlying instruments.

                                                                        Three months       Three months
                                                                            ended             ended
                                                                           June 30,          June 30,
                                                                            2006               2005
                                                                         (unaudited)       (unaudited)
                                                                        ------------       ------------
Numerator:

Net income                                                              $  1,012,102       $     26,107

     Preferred stock dividends                                               292,377                 --
-------------------------------------------------------------------------------------------------------
Income available to common shareholders                                 $    719,725       $     26,107
=======================================================================================================
Denominator:

Weighted average common shares for basic EPS                               5,600,000          5,600,000
-------------------------------------------------------------------------------------------------------
Effect of dilutive securities:

Total  outstanding warrants                                                9,200,000          9,200,000

Exercise price                                                                  5.00               5.00

Average price during period                                                     5.88               5.25
-------------------------------------------------------------------------------------------------------
   Weighted average warrants (total outstanding / average price)           7,822,285                 --
-------------------------------------------------------------------------------------------------------
   Weighted average convertible preferred shares at $6.20                  2,419,355                 --
-------------------------------------------------------------------------------------------------------

Weighted average common shares for diluted EPS                            15,841,639          5,600,000
=======================================================================================================
Basic EPS                                                               $       0.13       $       0.00
Diluted EPS                                                             $       0.06       $       0.00
=======================================================================================================

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

21.   PRO FORMA INFORMATION

      Giving effect to the purchase transaction immediately prior to each of the pro forma reporting periods presented, changes certain income statement items. It should be noted that the results differ considerably from the year ended December 31, 2005 pro forma statement filed with the Rand 10 KSB filed March 31, 2006, due to the seasonal nature of Lower Lakes business. There have been no adjustments to reflect higher general and administrative expense at the Company during the pro forma periods. There is a pro forma loss per share due to the pro forma effect of convertible preferred stock dividends in the period ended December 31, 2005.

                                                                                             Pro Forma           Pro Forma
                                                                     Three Months ended  Three months ended      Year ended
                                                                       June 30, 2006        June 30,2005     December 31, 2005
Selected statement of operations data                                   (unaudited)         (unaudited)         (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Revenue - Company operated vessels                                      $ 19,892,303        $ 15,501,817        $ 53,819,958
Revenue - Outside voyage charter revenue                                   2,352,813           1,561,826           7,420,577
----------------------------------------------------------------------------------------------------------------------------
                                                                        $ 22,245,116        $ 17,063,643        $ 61,240,535
Expenses
  Outside voyage charter fees                                              2,317,901           1,561,826           7,379,638
  Vessel operating expenses                                               14,295,673          11,306,510          40,628,366
  Non operational repairs and maintenance                                     56,748              88,629           1,625,671
----------------------------------------------------------------------------------------------------------------------------
                                                                          16,670,322          12,956,965          49,633,675
----------------------------------------------------------------------------------------------------------------------------
Income before general and administrative, depreciation,
amortization of drydock costs and intangibles, other
income and expenses and income taxes                                       5,574,794           4,106,678          11,606,860
----------------------------------------------------------------------------------------------------------------------------

  General and administrative                                               1,278,237             704,944           3,276,188
  Depreciation and amortization of drydock costs and intangibles           1,491,079           1,249,720           4,972,759
  Loss on asset disposal                                                          --                  --             113,405
  Loss (gain) on foreign exchange                                             36,686             103,529            (276,251)
----------------------------------------------------------------------------------------------------------------------------
                                                                           2,806,002           2,058,193           8,086,101
----------------------------------------------------------------------------------------------------------------------------
Income before interest, other income and expenses and
income taxes                                                               2,768,792           2,048,485           3,520,759
----------------------------------------------------------------------------------------------------------------------------

Net income                                                                 1,012,102             963,258             455,200
============================================================================================================================
Net income (loss) per share - basic                                            $0.13               $0.12              ($0.13)
Net income (loss) per share - diluted                                          $0.06               $0.06              ($0.13)

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

22.   SUBSEQUENT EVENTS

      On August 1, 2006, Lower Lakes Transportation Company ("LLTC"), an indirect wholly-owned subsidiary of Rand, entered into a Time Charter Agreement (the "Time Charter Agreement") with Wisconsin & Michigan Steamship Company ("WMS"), an unaffiliated third party. Under the Time Charter Agreement, WMS will make three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and LLTC has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels. Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guaranties in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement. The Company incurred $189,446 in deferred transaction costs associated with this transaction at June 30, 2006.

      Also on August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date, Rand issued to a group of accredited investors 2,402,957 shares of common stock, par value $0.0001, for $5.41 per share, or an aggregate purchase price of approximately $13,000,000.

      Also on August 1, 2006, Rand Finance Corp., a newly-formed subsidiary of Rand entered into a Senior Subordinated Note Purchase Agreement with WMS pursuant to which Rand Finance will lend WMS (i) $2,150,000 to finance, in part, WMS's acquisition of the Vessels from Oglebay Norton Marine Services Company, LLC, (ii) up to $1,650,000 for future capital expenditures relating to the Vessels and (iii) up to $2,700,000 to the extent required for WMS to satisfy certain obligations of WMS to National City Commercial Capital Company, LLC, the senior lender to WMS for its purchase of the vessels from Oglebay. The loans mature on July 31, 2009 and bear interest, payable in kind, at the rate of 10% per annum. The loans are subordinate in right to repayment to WMS's obligations to National City and are also subordinate in right to repayment to WMS's $2,200,000 note to Oglebay, representing a portion of the purchase price for the vessels purchased from Oglebay.

      Also on August 1, 2006, Lower Lakes Towing, Ltd., LLTC, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates. The Amendment increases the Canadian revolving loan commitment by $700,000 Cdn. to $3,000,000 Cdn. and the U.S. revolving loan commitment by $3,000,000 to $6,500,000. In addition the total of Canadian and U.S. seasonal facilities was increased by at total of $2,000,000 to a total of $4,000,000, effective with the Amendment.

      On August 4, 2006, the Compensation Committee of the Board of Directors of Rand approved and adopted a Warrant Compensation Program providing for awards to senior management of the Registrant and its subsidiaries, and to non-executive directors of the Registrant, of warrants to purchase common stock of the Registrant (the "Warrants") that are substantially identical to those warrants included in the units issued in the Registrant's initial public offering. The Warrants will be immediately exercisable at an exercise price of $5.00 and expire on October 26, 2008. The Warrants will not be subject to any forfeiture restrictions and will be freely transferable. Other than with respect to awards to non-executive board members and certain warrants issued as inducement for employment, the awards obligate the recipient to make certain payments to the Company in the event that the recipient's employment is terminated other than as a result of death or permanent disability or termination without cause. Pursuant to the Program, in lieu of cash compensation that would otherwise be paid to such individuals, the Compensation Committee awarded Laurence Levy, the Registrant's Chief Executive Officer, 303,030 Warrants; Edward Levy, the Registrant's President, 353,535 Warrants; and Jonathan Brodie,
      H. Cabot Lodge III and Isaac Kier, all non-executive directors of the Registrant, were each awarded 25,253 Warrants. Of the 353,535 Warrants Edward Levy was awarded, 151,515 were awarded as an inducement to accept the position of President of the Registrant, and the issuance of additional warrants is in lieu of cash compensation for the first year of Mr. Levy's employment. In addition to their salaried compensation, Scott Bravener, President of Lower Lakes Towing Ltd. and Lower Lakes Transportation Company, both indirectly wholly-owned subsidiaries of the Registrant, was awarded by Lower Lakes Towing Ltd. 75,758 Warrants; and Joseph W. McHugh Jr., the Registrant's Chief Financial Officer, was awarded 30,303 Warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Forward-Looking Statement. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Rand and its management team. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed in
Exhibit 99.1 to this Form 10-QSB which is incorporated herein by reference. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      Recent Developments. On August 1, 2006, Lower Lakes Transportation Company ("LLTC"), an indirect wholly-owned subsidiary of Rand, entered into a Time Charter Agreement (the "Time Charter Agreement") with Wisconsin & Michigan Steamship Company ("WMS"), an unaffiliated third party. Under the Time Charter Agreement, WMS will make three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and LLTC has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels. Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guarantees in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement.

      Also on August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), Rand issued to a group of accredited investors 2,402,957 shares of common stock, par value $0.0001, for $5.41 per share, or an aggregate purchase price of approximately $13,000,000.

      Also on August 1, 2006, Rand Finance Corp., a newly-formed subsidiary of the Registrant, entered into a Senior Subordinated Note Purchase Agreement with WMS pursuant to which Rand Finance will lend WMS (i) $2,150,000 to finance, in part, WMS's acquisition of the Vessels from Oglebay Norton Marine Services Company, LLC, (ii) up to $1,650,000 for future capital expenditures relating to the Vessels and (iii) up to $2,700,000 to the extent required for WMS to satisfy certain obligations of WMS to National City Commercial Capital Company, LLC, the senior lender to WMS for its purchase of the vessels from Oglebay. The loans mature on July 31, 2009 and bear interest, payable in kind, at the rate of 10% per annum.

      The loans are subordinate in right to repayment to WMS's obligations to National City and are also subordinate in right to repayment to WMS's $2,200,000 note to Oglebay, representing a portion of the purchase price for the vessels purchased from Oglebay.

      Also on August 1, 2006, Lower Lakes Towing, Ltd., LLTC, Grand River Navigation Company, Inc., and Rand LL Holdings, each subsidiaries of the Registrant, entered into a First Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increases the Canadian revolving loan commitment by $700,000 Cdn. to $3,000,000 Cdn. and the U.S. revolving loan commitment by $3,000,000 to $6,500,000. In addition the total of Canadian and U.S. seasonal facilities was increased by at total of $2,000,000 to a total of $4,000,000, effective with the Amendment.

      On August 4, 2006, the Compensation Committee of the Board of Directors of Rand approved and adopted a Warrant Compensation Program providing for awards to senior management of the Registrant and its subsidiaries, and to non-executive directors of the Registrant, of warrants to purchase common stock of the Registrant (the "Warrants") that are substantially identical to those warrants included in the units issued in the Registrant's initial public offering. The Warrants will be immediately exercisable at an exercise price of $5.00 and expire on October 26, 2008. The Warrants will not be subject to any forfeiture restrictions and will be freely transferable. Other than with respect to awards to non-executive board members and certain warrants issued as inducement for employment, the awards obligate the recipient to make certain payments to the Company in the event that the recipient's employment is terminated other than as a result of death or permanent disability or termination without cause. Pursuant to the Program, in lieu of cash compensation that would otherwise be paid to such individuals, the Compensation Committee awarded Laurence Levy, the Registrant's Chief Executive Officer, 303,030 Warrants; Edward Levy, the Registrant's President, 353,535 Warrants; and Jonathan Brodie, H. Cabot Lodge III and Isaac Kier, all non-executive directors of the Registrant, were each awarded 25,253 Warrants. Of the 353,535 Warrants Edward Levy was awarded, 151,515 were awarded as an inducement to accept the position of President of the Registrant, and the issuance of additional warrants is in lieu of cash compensation for the first year of Mr. Levy's employment. In addition to their salaried compensation, Scott Bravener, President of Lower Lakes Towing Ltd. and Lower Lakes Transportation Company, both indirectly wholly-owned subsidiaries of the Registrant, was awarded by Lower Lakes Towing Ltd. 75,758 Warrants; and Joseph W. McHugh Jr., the Registrant's Chief Financial Officer, was awarded 30,303 Warrants.

            Plan of Operation. The following presentation of the plan of operation of Rand has been prepared by management and should be read in conjunction with the financial statements and notes thereto included in, or referred to, in this report. Rand was formed on June 2, 2004 to serve as a vehicle to effect an acquisition, merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24,605,000.

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

      Neither Rand nor Lower Lakes has any specific current plans to increase or decrease the number of its employees or to purchase or sell any significant equipment. However, implementation of Rand's acquisition strategy could result in a future increase in the number of its employees or future acquisitions of equipment.

      Rand changed its fiscal year end from December 31 to March 31, effective March 3, 2006.

      In July 2006, the FASB issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008 and is currently evaluating the impact of adopting this interpretation will have on its consolidated financial statements.

      Off-Balance Sheet Arrangements. Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the June 30, 2006 financial statements for a discussion of outstanding options and warrants.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Since our inception through June 30, 2006, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to material affect our internal controls over financial reporting. The Company's independent registered chartered accounting firm, Grant Thornton LLP, has notified our audit committee that it has identified material weaknesses and significant deficiencies in the Company's internal control systems, as of May 19, 2006, the date of their internal control review.

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

      The Company established an audit committee on June 16, 2006, to increase its oversight of the disclosure and reporting processes. The audit committee continues to evaluate the above matters, as well as possible changes to the Company's internal controls to address such matters.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Rand is not involved in any legal proceedings which may have a material effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a material effect on our business, financial position, results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business. It is expected that these claims would be covered by insurance if they involve liabilities such as those which may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, however, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

      On August 1, 2006, pursuant to the terms of the Stock Purchase Agreement, the Registrant issued to Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd, CommonFund Hedged Equity Company, Shoshone Partners, L.P., Finderne, LLC (formerly Anno, LP), Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners L.P., Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (the "Buyers"), in the aggregate, 2,402,957 shares of common stock, par value $0.0001, for $5.41 per share or an aggregate purchase price of approximately $13,000,000. The shares of common stock issued under the Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended, and bear restrictive legends that reflect this status. The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Registrant did not engage in any general solicitation or advertisement for the issuance of these securities. The investors were given access to information about the Registrant, the Registrant's subsidiaries and their respective financial condition, results of operations, business, properties, management, and prospects sufficient to enable them to evaluate their investments, and the opportunity to ask questions and obtain additional information necessary to make an informed investment decision. In connection with this issuance, each of the investors represented that (i) it is an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, (ii) the securities it is acquiring cannot be resold except pursuant to an effective registration under the Securities Act and applicable state securities laws unless counsel to each transferring investor advises the Registrant that such transfer may be effected without registration, and that the certificates representing such securities bear a restrictive legend to that effect, and (iii) it intends to acquire the securities for investment only and not with a view to the distribution or resale thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

   10.11        Form of Letter Agreement between ProChannel Management LLC and
                Registrant regarding administrative support. (5)
   10.12        Promissory Note, dated June 10, 2004, in the principal amount of
                $70,000 issued to Laurence S. Levy. (5)
   10.13        Registration Rights Agreement among the Registrant and the
                Founders. (5)
   10.14        Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
   10.15        Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
   10.16        Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd.,
                Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay
                Resource Partners L.P., Bay Resource Partners Offshore Fund
                Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17        Financing Commitment, dated August 22, 2005, between GE
                Commercial & Industrial Finance, Inc. and Rand Acquisition
                Corporation. (1)
   10.18        Credit Agreement, dated as of March 3, 2006, among Lower Lakes
                Towing Ltd., Lower Lakes Transportation Company, Grand River
                Navigation Company, Inc, the other Credit Parties signatory hereto, General Electric Capital Corporation as a US Lender and
                as Agent for the Secured Parties and the other Lenders signatory hereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory hereto from time to time.(7)
   10.19        Employment Agreement, dated March 3, 2006, between Scott
                Bravener and Rand Acquisition Corporation.(7)
   10.20        Employment Agreement, dated March 3, 2006, between James Siddall and Rand Acquisition Corporation.(7)
   10.21        Management Bonus Plan, dated March 3, 2006.(7)
   10.22        Time Charter Agreement dated August 1, 2006. (10)
   10.23        Guaranty by Registrant dated August 1, 2006. (10)
   10.24        Guaranty by Rand LL Holdings dated August 1, 2006.(10)
   10.25        Stock Purchase Agreement dated August 1, 2006.(10)
   10.26        Subordinated Note Purchase Agreement dated August 1, 2006. (10)
   10.27        Amendment to Credit Agreement dated August 1, 2006.(10)
   14           Code of Ethics.(6)
   21           Subsidiaries of Rand.(9)
   31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   99.1         Risk Factors(9)

(1) Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(9)   Filed herewith.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    RAND LOGISTICS, INC.
                                                    (Registrant)


Date: August 14, 2006                               /s/ Laurence S. Levy
      ---------------                               ----------------------------
                                                    Laurence S. Levy
                                                    Chief Executive Officer


Date: August 14, 2006                               /s/ Joseph W. McHugh, Jr.
      ---------------                               ----------------------------
                                                    Joseph W. McHugh, Jr.
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

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

   10.14        Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
   10.15        Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
   10.16        Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd.,
                Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay
                Resource Partners L.P., Bay Resource Partners Offshore Fund
                Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17        Financing Commitment, dated August 22, 2005, between GE
                Commercial & Industrial Finance, Inc. and Rand Acquisition
                Corporation. (1)
   10.18        Credit Agreement, dated as of March 3, 2006, among Lower Lakes
                Towing Ltd., Lower Lakes Transportation Company, Grand River
                Navigation Company, Inc, the other Credit Parties signatory hereto, General Electric Capital Corporation as a US Lender and
                as Agent for the Secured Parties and the other Lenders signatory hereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory hereto from time to time.(7)
   10.19        Employment Agreement, dated March 3, 2006, between Scott
                Bravener and Rand Acquisition Corporation.(7)
   10.20        Employment Agreement, dated March 3, 2006, between James Siddall and Rand Acquisition Corporation.(7)
   10.21        Management Bonus Plan, dated March 3, 2006.(7)
   10.22        Time Charter Agreement dated August 1, 2006. (10)
   10.23        Guaranty by Registrant dated August 1, 2006. (10)
   10.24        Guaranty by Rand LL Holdings dated August 1, 2006.(10)
   10.25        Stock Purchase Agreement dated August 1, 2006.(10)
   10.26        Subordinated Note Purchase Agreement dated August 1, 2006. (10)
   10.27        Amendment to Credit Agreement dated August 1, 2006.(10)
   14           Code of Ethics.(6)
   21           Subsidiaries of Rand.(9)
   31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   99.1         Risk Factors(9)

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

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(9)   Filed herewith.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.