Form 10KSB/A
period 2006-03-31
Rand Logistics, Inc.
filed 2006-09-11
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

As of July 13, 2006, there were 5,600,000 shares of Common Stock, $.0001 par value per share, outstanding. Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Explanatory Note:

This Form 10-KSB/A is being filed to correct inadvertent errors made during the Edgarization of Rand Logistics, Inc.'s Form 10-KSB for the transition period from January 1, 2006 to March 31, 2006 as well as typographical and other clerical errors contained therein. These corrections consist of the following:

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
- We have corrected the Comprehensive loss line item.

Consolidated Statements of Cash Flows - We have deleted the line item for Non-cash investing and financing transactions not included in cash flows previously provided under Supplemental Cash Flow disclosure.

Notes to the Consolidated Financial Statements - Note 7 - We have corrected the Total deferred tax asset line item and added the heading Total Deferred Tax Asset to the totals line.

Notes to the Consolidated Financial Statements - Note 25 - We have corrected line items for Weighted avg. warrants (total o/s / avg price) and Weighted average common shares for diluted EPS and added an explanatory note.

Notes to the Consolidated Financial Statements - Note 28 - We have corrected the Net loss per share - basic and diluted line item and added an explanatory note.

Exhibit 23.1 - We have provided a corrected consent for Grant Thornton LLP.

Exhibit 23.2 - We have provided a corrected consent for Goldstein Golub Kessler
               LLP.

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

Employees

      As of March 31, 2006, Lower Lakes had approximately 230 full-time employees, 18 of whom were management and 212 were operational. Approximately 42% of Lower Lakes' employees (all U.S. based Grand River Navigation crew) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are good. Our executive officers are Laurence S. Levy, who serves as our chairman of the board and chief executive officer; Edward Levy, who serves as our president; and Joseph W. McHugh, Jr., who serves as our chief financial officer. Carol Zelinski is Secretary of Rand. Rand does not at present have any other employees.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name                          Age                 Position
--------------------------------------------------------------------------------
Laurence S. Levy              50        Chairman of the Board and Chief
                                        Executive Officer, Rand; Director and
                                        Vice President, Lower Lakes, Lower Lakes
                                        Transportation and Grand River

Edward Levy                   42        President, Rand

Joseph W. McHugh, Jr.         51        Chief Financial Officer, Rand

Scott Bravener                42        President, Lower Lakes and Lower Lakes
                                        Transportation; Director, Rand and Lower
                                        Lakes

James Siddall                 42        Vice President - Marine Operations,
                                        Lower Lakes and Lower Lakes
                                        Transportation

Jeffrey Botham                40        Chief Financial Officer, Lower Lakes and
                                        Lower Lakes Transportation

Mark Rohn                     49        President, Grand River

Isaac Kier                    53        Director, Rand

H. Cabot Lodge, III           50        Director, Rand

Jonathan Brodie               50        Director, Rand


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

      Joseph W. McHugh, Jr. has served as a financial consultant to the bankruptcy trustee of High Voltage Engineering Corporation ("HVEC"), a diversified group of industrial and technology based manufacturing and services businesses since January 1, 2006. HVEC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 1, 2004 and again on February 8, 2005. Mr. McHugh served as Chief Financial Officer of HVEC from 1992 through 2004 and as its Vice President of Finance during 2005. Mr. McHugh's CFO responsibilities included accounting, SEC and lender financial reporting, banking, taxes, employee benefit plans, investor/lender relations, and closing of complex financings, acquisitions and divestitures. Mr. McHugh received a B.S. in Accounting and a M.B.A. from Bentley College, and is a Certified Management Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended March 31, 2006, with one exception: the Form 3 for Joseph W. McHugh, Jr. was filed outside of the required reporting period.

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

      On May 1, 2006, the Board of Directors appointed Joseph W. McHugh, Jr. as our Chief Financial Officer. We have not entered into a written agreement with respect to Mr. McHugh's employment but have agreed that Mr. McHugh will receive an annual base salary of $137,500 and be eligible to receive an annual bonus targeted at 40% of his base salary based on achieving certain performance targets to be determined in the future by our Board of Directors.

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

                                                                   Amount and
                                                                    Nature of
                                                                   Beneficial         Percent of
Name and Address of Beneficial Owner(1)                             Ownership            Class
--------------------------------------------------------------    -------------     --------------

Laurence S. Levy                                                   1,594,286(2)          24.9%

Rand Management LLC                                                  794,286(2)          14.2%

Isaac Kier(3)                                                        957,000(4)          15.4%

Kier Family, L.P.(3)                                                 300,000(5)           5.2%

David M. Knott(6)                                                  3,487,177(7)          41.9%
Dorset Management Corporation

Hummingbird Management, LLC(8)                                       509,100(9)           9.0%

MHR Capital Partners Master Account LP(10)                         1,449,080(11)         21.9%

MHR Advisors LLC(10)                                               1,640,652(12)         24.3%
MHR Fund Management LLC
Mark H. Rachesky, M.D

Sapling, LLC(13)                                                     335,000(14)          6.0%

Amaranth Global Equities Master Fund Limited(15)                     300,000(16)          5.4%
Amaranth Advisors L.L.C
Nicholas M. Maounis

Bay Resources Partners L.P.(17)                                    1,209,677(18)         17.7%
Bay II Resources Partners L.P.
Bay Resources Partners Offshore Fund Ltd.
Thomas E. Claugus

Potomac Capital Management LLC (19)                                  296,900(20)          5.3%
Potomac Capital Management Inc.
Paul J. Solit

Scott Bravener(21)                                                        --               --%

Edward Levy                                                          100,000(22)          1.8%

Joseph W. McHugh, Jr.(23)                                                 --               --%

H. Cabot Lodge III(24)                                                    --               --%

Jonathan Brodie(25)                                                       --               --%

All directors and executive officers as a group (7 individuals)    2,651,286(26)         37.6%

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

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of September 2006.

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

Name                                      Title                        Date


/s/ Laurence S. Levy            Chairman of the Board and     September 11, 2006
---------------------------     Chief Executive Officer
Laurence S. Levy                (Principal Executive
                                Officer)


/s/ Edward Levy                 President                     September 11, 2006
---------------------------
Edward Levy


/s/ Joseph W. McHugh, Jr.       Chief Financial Officer       September 11, 2006
---------------------------     (Principal Financial and
Joseph W. McHugh, Jr.           Accouting Officer)


/s/ Isaac Kier                  Director                      September 11, 2006
---------------------------
Isaac Kier


/s/ Scott Bravener              Director                      September 11, 2006
---------------------------
Scott Bravener


/s/ H. Cabot Lodge, III         Director                      September 11, 2006
---------------------------
H. Cabot Lodge, III


/s/ Jonathan Brodie             Director                      September 11, 2006
---------------------------
Jonathan Brodie

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
-----------------------------------------------------------------------------------------------

                                                                             Accumulated
                                           Additional                           Other                Total
                                             Paid-In        Accumulated     Comprehensive        Stockholders'
                                             Capital           Deficit           Loss              Deficiency
                                           -------------------------------------------------------------------
    Shares issued to initial
    stockholders, June 2,
    2004 at $.025 per share                $     24,900     $         --     $         --        $     25,000

    Shares issued, net of
    underwriters' discount
    and offering expenses
    (includes 799,600 shares
    subject to possible
    redemption                               21,310,351               --               --          21,310,751

    Proceeds of exercise of
    overallotment option by
    underwriters                              3,293,940               --               --           3,294,000

    Proceeds subject to
    possible redemption of
    919,540 shares                           (4,744,826)              --               --          (4,744,826)

    Proceeds from issuance of
    option                                          100               --               --                 100

    Net loss                                         --          (25,175)              --             (25,175)
-------------------------------------------------------------------------------------------------------------

Balances, December 31, 2004                  19,884,465          (25,175)              --          19,859,850
    Net income 3 months ended
    March 31, 2005                                   --           36,632               --              36,632
-------------------------------------------------------------------------------------------------------------

Balances, March 31, 2005                     19,884,465           11,457               --          19,896,482
    Net income 9 months ended
    December 31, 2005                                --           51,972               --              51,972
-------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005                  19,884,465           63,429               --          19,948,454
    Shares issued, net of
    issuance costs of $100,000                       --               --               --          14,900,000
    Proceeds of 2004 share
    issuance no longer
    subject to possible
    redemption (Note 15)                      4,744,826               --               --           4,744,826

    Net loss                                         --       (1,399,079)              --          (1,399,079)

    Preferred dividend
    issuable                                         --          (90,417)              --             (90,417)
-------------------------------------------------------------------------------------------------------------

    Translation adjustments                          --               --       (1,346,555)         (1,346,555)
-------------------------------------------------------------------------------------------------------------

    Comprehensive loss                               --               --               --           2,745,634
-------------------------------------------------------------------------------------------------------------

Balances, March 31, 2006                   $ 24,629,291     $ (1,426,067)    $ (1,346,555)       $ 36,757,229
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Cash Flows
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                      Unaudited
                                                                       Three            Three
                                                                       months           months         Year ended       Year ended
                                                                     Ended March       March 31,        December         December
                                                                      31, 2006           2005           31, 2005         31, 2004
                                                                    ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                               $ (1,399,079)    $     36,632     $     88,604     $    (25,175)
    Adjustments to reconcile net income (loss) to net cash
            used by operating activities
                Depreciation                                             305,492               --               --               --
                Amortization of intangibles                              120,743               --               --               --
                Deferred income taxes, net of
                amounts acquired                                      (1,071,620)              --               --               --
            Changes in assets and liabilities, net of
            amounts acquired:
                Accounts receivable                                     (105,798)              --               --               --
                Interest accrued on Treasury Bill                             --         (135,387)        (707,436)         (68,261)
                Prepaid expenses and other current
                assets                                                   242,019           18,083           39,935          (57,750)
                Accounts payable and accrued liabilities               2,215,287               --           30,178           12,000
                Income tax payable                                       (90,799)         (23,000)          21,166           34,357
                Deferred interest                                       (155,108)          27,975          141,463           13,645
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          61,137          (75,697)        (386,090)         (91,184)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                (1,691,036)              --               --               --
    Purchase price of acquired companies, net of cash
    acquired                                                         (57,230,024)              --               --               --
    Proceeds from (purchase of) investment held in
    trust fund                                                        24,511,698               --               --      (23,736,000)
    Deferred drydock costs                                            (1,628,956)              --               --               --
    Deferred acquisition costs                                         2,083,097               --         (239,632)              --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (33,955,221)              --         (239,632)     (23,736,000)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Gross proceeds of public offering                                         --               --               --       27,600,000
    Payment of costs of public offering                                       --               --               --       (2,995,249)
    Proceeds from note payable, stockholder                                   --               --               --           70,000
    Payment of note payable, stockholder                                      --               --               --          (70,000)
    Proceeds from sale of shares of common stock                              --               --               --           25,000

    Proceeds from long term debt                                      22,486,142               --               --               --
    Debt financing costs                                                (579,834)              --               --               --

    Proceeds from preferred stock issuance                            15,000,000               --               --               --
    Preferred stock issuance costs                                      (100,000)              --               --
    Proceeds from issuance of option                                          --               --               --              100
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      36,806,308               --               --       24,629,851
-----------------------------------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                (514,844)              --               --               --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,397,380          (75,697)        (625,722)         802,667
===================================================================================================================================

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           176,945          802,667          802,667               --
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  2,574,325     $    726,970     $    176,945     $    802,667
===================================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
    Payments for interest                                           $    151,048     $         --     $         --               --
    Accrual of deferred acquisition costs                                     --               --        1,843,465               --
    Payments for income taxes                                            242,600           49,179          160,424               --

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
================================================================================================

      The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

                                                               Unaudited
                                          Three months        Three months       Year ended          Year ended
                                              ended              ended           December 31,        December 31,
                                         March 31, 2006      March 31, 2005         2005                2004
                                         --------------      --------------     ------------         -------------
Statutory federal income tax rate                  34.0%               34.0%            34.0%                 34.0%
State and foreign income taxes                      3.2%               15.2%            16.6%                 15.2%
Valuation allowance                                 9.5%              (33.2%)           15.0%                (49.2%)
------------------------------------------------------------------------------------------------------------------
Effective income tax rate                          46.7%               16.0%            65.6%                  0.0%
==================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

7.    INCOME TAXES (continued)

      The significant components of current deferred tax assets and liabilities are as follows:

                                        Three months    Three months      Year ended       Year ended
                                      ended March 31,   ended March      December 31,     December 31,
                                            2006          31, 2005           2005             2004
                                       -------------   -------------    -------------    -------------
Asset:
  Deferred interest income             $          --   $      20,456    $      70,400    $       6,706
  Accrued liabilities not yet
deductible for tax                         1,160,651              --               --               --
  Other                                           --              --            1,100               --
------------------------------------------------------------------------------------------------------
Total deferred tax asset               $   1,160,651   $      20,456    $      71,500    $       6,706

Liability:
  Prepaid expense                                 --          17,510            8,100               --
  Drydock tax reserve                        405,886              --               --               --
------------------------------------------------------------------------------------------------------

Total deferred tax liability           $     405,886   $      17,510    $       8,100    $          --
------------------------------------------------------------------------------------------------------
               Net deferred asset      $     754,765   $       2,946    $      63,400    $       6,706
Valuation allowance                               --          (2,946)         (63,400)          (6,706)
------------------------------------------------------------------------------------------------------
Total Deferred Tax Asset               $     754,765   $          --    $          --    $          --
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

                                                                                                           Period from
                                                                             Unaudited                      Inception
                                                          Period Ended     Period ended     Year ended       through
                                                            March 31,        March 31,     December 31,     December 31,
                                                              2006             2005            2005            2004
                                                          ------------     ------------    ------------    ------------
Numerator:

Net (loss) income                                         $ (1,399,079)    $     36,632    $     88,604    $    (25,175)

     Preferred stock dividends                                  90,417               --              --              --
-----------------------------------------------------------------------------------------------------------------------
Income (loss) available to common shareholders            $ (1,489,496)    $     36,632    $     88,604    $    (25,175)
=======================================================================================================================
Denominator:

Weighted average common shares for basic EPS                 5,600,000        5,600,000       5,600,000       2,584,634
-----------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:

Total  o/s warrants                                          9,200,000        9,200,000       9,200,000       9,200,000

Exercise price                                                    5.00             5.00            5.00            5.00

Average price during period                                       5.46             5.31            5.37            4.87
-----------------------------------------------------------------------------------------------------------------------

   Weighted avg. warrants (total o/s / avg price)            8,424,908               --(a)           --(a)           --
-----------------------------------------------------------------------------------------------------------------------
   Weighted avg. convertible preferred shares at $6.20       2,419,355               --              --              --
-----------------------------------------------------------------------------------------------------------------------

Weighted average common shares for diluted EPS              16,444,263        5,600,000       5,600,000       2,584,634
=======================================================================================================================

Basic EPS                                                 ($      0.27)    $       0.01    $       0.02    ($      0.01)
Diluted EPS                                               ($      0.27)    $       0.01    $       0.02    ($      0.01)
=======================================================================================================================

(a) No incremental shares were calculated for the effect of the outstanding warrants since the warrants were contingently exercisable during the period.

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

28.   PRO FORMA INFORMATION

      Giving effect to the purchase transaction immediately prior to the three months ended March 31, 2006, changes certain income statement items. It should be noted that the results differ considerably from the year ended December 31, 2005 pro forma statement filed with the Rand 10-KSB filed March 31, 2006, due to the seasonal nature of Lower Lakes business.

      Selected statement of operations data      Pro forma            Pro Forma
                                             Three Months ended       Year ended
                                               March 31, 2006      December 31, 2005
      ------------------------------------------------------------------------------
      Revenue                                   $  6,319,869         $ 61,240,535
      Net (loss) income                           (2,400,431)             455,200
      Net loss per share - basic and diluted    $       0.48         $       0.13

      There is a pro forma loss per share for the period ended December 31, 2005 due to the effect on convertible preferred stock dividends.

29.   SUBSEQUENT EVENTS

      No material subsequent events.