Form 10QSB
period 2006-09-30
Rand Logistics, Inc.
filed 2006-11-20
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark one)

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-50908

                              RAND LOGISTICS, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     20-1195343
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              461 Fifth Avenue, 25th Floor, New York, New York 10017
              ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 644-3450
                           ---------------------------
                           (Issuer's telephone number)

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

As of November 17, 2006, there were approximately 8,002,957 shares of the $.0001 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Balance Sheets
(U.S. Dollars - unaudited)
================================================================================

                                                                          September 30,       March 31,
                                                                              2006              2006
                                                                          -------------     -------------
ASSETS
CURRENT
        Cash and cash equivalents                                         $   9,598,428     $   2,574,325
        Accounts receivable (Note 3)                                         14,244,088         2,107,282
        Prepaid expenses and other current assets (Note 4)                    1,902,352         1,460,267
        Income tax receivable                                                   185,795                --
        Deferred income taxes                                                 1,118,404         1,160,651
---------------------------------------------------------------------------------------------------------

Total current assets                                                         27,049,067         7,302,525
BLOCKED ACCOUNT (Note 5)                                                      2,700,000                --
PROPERTY AND EQUIPMENT, NET (Note 6)                                         66,755,890        48,160,837
DEFERRED INCOME TAXES                                                         7,051,533         9,386,020
DEFERRED DRYDOCK COSTS, NET (Note 7)                                          1,543,288         1,614,173
INTANGIBLE ASSETS, NET (Note 8)                                              14,552,585        13,942,329
GOODWILL (Note 8)                                                             6,362,952         6,362,952
---------------------------------------------------------------------------------------------------------
Total assets                                                                126,015,315        86,768,836
=========================================================================================================

LIABILITIES
CURRENT
        Bank indebtedness (Note 9)                                        $   4,097,245     $          --
        Accounts payable                                                      7,770,895         7,617,899
        Accrued liabilities (Note 10)                                         3,664,435         2,615,159
        Income taxes payable                                                     99,000            50,787
        Deferred income taxes                                                   498,233           405,886
        Current portion of long-term debt  (Note 11)                          3,728,765         1,772,055
        Current portion of long-term capital lease obligation - vessel
        lease (Note 12)                                                       2,087,785         2,108,132
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                    21,946,358        14,569,918
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT  (Note 11)                                                    35,401,859        20,378,630
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                   3,000,000         3,000,000
DEFERRED INCOME TAXES                                                        11,811,047        12,063,059
---------------------------------------------------------------------------------------------------------

Total liabilities                                                            72,159,264        50,011,607
---------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 13 and 14)                                       --                --

STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value,                                   14,900,000        14,900,000
        Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 15)
        Common stock, $.0001 par value                                              800               560
        Authorized 50,000,000 shares, Issued and outstanding 8,002,957 shares (Note 15)
        Additional Paid-in Capital                                           37,579,051        24,629,291
        Accumulated surplus (deficit)                                         1,242,083        (1,426,067)
        Minority Interest  (Note 23)                                            482,539                --
        Accumulated other comprehensive loss                                   (348,422)       (1,346,555)
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                   53,856,051        36,757,229
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $ 126,015,315     $  86,768,836
=========================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Operations
(U.S. Dollars - unaudited)
================================================================================

                                                     Three months        Three months         Six months         Six months
                                                        Ended               ended               ended               ended
                                                      September          September 30,       September 30,        September
                                                       30, 2006              2005                2006             30, 2005
                                                   ---------------     ---------------     ---------------     ---------------
REVENUE                                            $    27,387,803     $            --     $    49,632,919     $            --
------------------------------------------------------------------------------------------------------------------------------

EXPENSES
          Outside voyage charter fees (Note
                                             16)         1,307,140                  --           3,625,041                  --
         Vessel operating expenses                      18,189,956                  --          32,485,629                  --
         Repairs and maintenance                                --                  --              56,748                  --

         General and administrative                      1,680,766              79,503           2,959,003             143,739
         Depreciation                                    1,274,737                  --           2,329,006                  --
         Amortization of drydock costs                      84,077                  --             168,065                  --
         Amortization of intangibles                       388,983                  --             741,805                  --
         Loss on foreign exchange                           52,592                  --              89,278                  --
------------------------------------------------------------------------------------------------------------------------------
                                                        22,978,251              79,503          42,454,575             143,739
------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE OTHER INCOME AND
EXPENSES AND INCOME TAXES                                4,409,552             (79,503)          7,178,344            (143,739)
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES

Interest expense (Note 17)                                 968,070                  --           1,612,239                  --

Interest income                                            (86,107)           (161,265)            (88,079)           (294,608)

Amortization of deferred financing costs                    66,939                  --              96,376                  --
------------------------------------------------------------------------------------------------------------------------------

                                                           948,902            (161,265)          1,620,536            (294,608)
==============================================================================================================================

INCOME BEFORE INCOME TAXES                               3,460,650              81,762           5,557,808             150,869

PROVISION (RECOVERY) FOR INCOME TAXES

Current                                                     90,500              41,308              11,000              84,308
Deferred                                                 1,041,145                  --           2,205,701                  --
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                         $     2,329,005     $        40,454     $     3,341,107     $        66,561
==============================================================================================================================
MINORITY INTEREST                                  $        82,539     $            --     $        82,539     $            --
==============================================================================================================================
PREFERRED STOCK DIVIDENDS                          $       298,041     $            --     $       590,418     $            --
==============================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS       $     1,948,425     $        40,454     $     2,668,150     $        66,561
------------------------------------------------------------------------------------------------------------------------------

        Net  earnings per share basic (Note 20)    $           .27     $           .01     $           .42     $           .01

        Net earnings per share diluted                         .13                 .01                 .19                 .01

        Weighted average shares - Basic                  7,193,265           5,600,000           6,400,986           5,600,000

        Weighted average shares - Diluted               17,895,696           5,600,000          16,862,299           5,600,000
        ======================================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (U.S. Dollars - unaudited)
================================================================================



                                             Common Stock                        Preferred Stock
                                         Shares            Amount           Shares            Amount
                                    --------------    --------------    --------------    --------------
Balances, March 31, 2005                 5,600,000               560                --                --
      Net income 9 months ended
      December 31, 2005                         --                --                --                --
--------------------------------------------------------------------------------------------------------

Balances, December 31, 2005              5,600,000               560                --                --
      Shares issued, net of
      issuance costs of $100,000                --                --           300,000        14,900,000
      Proceeds of 2004 share
      issuance no longer
      subject to possible
      redemption                                --                --                --                --

      Net loss                                  --                --                --                --
      Preferred dividend
      issuable                                  --                --                --                --

      Translation adjustments                   --                --                --                --
      Comprehensive loss                        --                --                --                --
--------------------------------------------------------------------------------------------------------

Balances, March 31, 2006                 5,600,000    $          560           300,000    $   14,900,000
--------------------------------------------------------------------------------------------------------

      Net income                                --                --                --                --

      Preferred dividend
      issuable                                  --                --                --                --

      Translation adjustments                   --                --                --                --
      Comprehensive income                      --                --                --                --
========================================================================================================

Balances, June 30, 2006                  5,600,000    $          560           300,000    $   14,900,000

      Net income                                --                --                --                --

      Minority Interest                         --                --                --                --
      Preferred dividend
      issuable                                  --                --                --                --
      Shares issued, net of
      issuance costs of $49,997          2,402,957               240                --                --

      Translation adjustments                   --                --                --                --
      Comprehensive income                      --                --                --                --
========================================================================================================

Balances, September 30, 2006             8,002,957               800           300,000        14,900,000
========================================================================================================

                                                                                             Accumulated
                                      Additional        Accumulated          Minority           Other               Total
                                        Paid-In            Surplus           Interest       Comprehensive       Stockholders'
                                        Capital           (Deficit)             VIE         Income (Loss)          Equity
                                    --------------     --------------     --------------    --------------     --------------
Balances, March 31, 2005                19,884,465             11,457                 --                --         19,896,482
      Net income 9 months ended
      December 31, 2005                         --             51,972                 --                --             51,972
-----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005             19,884,465             63,429                 --                --         19,948,454
      Shares issued, net of
      issuance costs of $100,000                --                 --                 --                --         14,900,000
      Proceeds of 2004 share
      issuance no longer
      subject to possible
      redemption                         4,744,826                 --                 --                --          4,744,826

      Net loss                                  --         (1,399,079)                 `                --         (1,399,079)
      Preferred dividend
      issuable                                  --            (90,417)                --                --            (90,417)

      Translation adjustments                   --                 --                 --        (1,346,555)        (1,346,555)
      Comprehensive loss                        --                 --                 --                --         (2,745,634)
-----------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2006            $   24,629,291     $   (1,426,067)                --    $   (1,346,555)    $   36,757,229
-----------------------------------------------------------------------------------------------------------------------------

      Net income                                --          1,012,102                 --                --          1,012,102

      Preferred dividend
      issuable                                  --           (292,377)                --                --           (292,377)

      Translation adjustments                   --                 --                 --         1,006,463          1,006,463
      Comprehensive income                      --                 --                  `                --          2,018,565
=============================================================================================================================

Balances, June 30, 2006             $   24,629,291     $     (706,342)                --    $     (340,092)    $   38,483,417

      Net income                                --          2,329,005                  `                --          2,329,005

      Minority Interest                         --            (82,539)           482,539                --            400,000
      Preferred dividend
      issuable                                  --           (298,041)                --                --           (298,041)
      Shares issued, net of
      issuance costs of $49,997         12,949,760                 --                  `                --         12,950,000

      Translation adjustments                   --                 --                  `            (8,330)            (8,330)
      Comprehensive income                      --                 --                 --                --          2,320,675
=============================================================================================================================

Balances, September 30, 2006            37,579,051          1,242,083            482,539          (348,422)        53,856,051
=============================================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Cash Flows
(U.S. Dollars - unaudited)
================================================================================

                                                                       Six months         Six months
                                                                         ended              ended
                                                                        September          September
                                                                        30, 2006           30, 2005
                                                                     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $    2,668,150     $       66,561
  Adjustments to reconcile net income to net cash used
      by operating activities
        Depreciation and amortization of drydock costs                    2,497,071                 --
        Amortization of intangible assets                                   838,181                 --
        Interest accrued but not paid                                        37,278                 --
        Deferred income taxes                                             2,578,953                 --
      Changes in assets and liabilities, net of amounts acquired:
        Accounts receivable                                             (12,136,806)                --
        Interest accrued on Treasury Bill                                        --           (356,501)
        Prepaid expenses and other current assets                          (392,086)            34,000
        Accounts payable and accrued liabilities                          1,134,273             38,784
        Income taxes payable                                                (69,582)             1,154
        Deferred interest                                                        --             70,401
        Drydock expenditures                                                (25,107)                --
------------------------------------------------------------------------------------------------------
                                                                         (2,869,675)          (145,601)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (19,552,805)                --
  Blocked account                                                        (2,700,000)                --
  Deferred acquisition and
  transaction costs                                                      (1,013,974)          (257,207)
------------------------------------------------------------------------------------------------------
                                                                        (23,266,779)          (257,207)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital lease repayment                                                   (20,347)                --
  Proceeds from long term debt - senior                                  14,500,000                 --
  Proceeds from long term debt - subordinated                             2,200,000                 --
  Senior debt repayment                                                    (574,188)                --
  Proceeds from share issuance - net                                     12,950,000                 --
  Proceeds from bank indebtedness                                         4,097,245                 --
------------------------------------------------------------------------------------------------------
                                                                         33,152,710                 --
------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                   (474,692)                --
MINORITY INTEREST                                                           482,539                 --
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                               7,024,103           (402,808)
======================================================================================================
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,574,325            726,970
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    9,598,428     $      324,162
======================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements at September 30, 2006 and for the periods ended September 30, 2006 and 2005 are unaudited. The consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp., a 100% subsidiary of Rand, Rand LL Holdings Corp., a 100% subsidiary of Rand and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp, Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Limited and a variable interest entity as disclosed in Note 23. The subsidiaries, with the exception of Rand LL Holdings Corp. and Rand Finance Corp. were purchased through a Share Purchase Agreement on March 3, 2006, more fully described in the 10-KSB for the transition period ended March 31, 2006.

      In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Rand Logistics, Inc, and its wholly owned subsidiaries (the "Company") as of September 30, 2006 and 2005 and the results of operations for the three months ended September 30, 2006 and 2005 and the six months ended September 30, 2006 and 2005, its cash flows for the six months ended September 30, 2006 and 2005, its stockholders' equity for the six months ended September 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries.

      The consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The March 31, 2006 balances were derived from the March 31 audited financial statements. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2006.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-based compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted such share-based payments during the three months ended September 30, 2006 and currently has no options or warrants outstanding, as a result, the adoption of FAS 123R did not have a material effect on the Company.

      Variable interest entities

      In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs). Typical types of these entities are suppliers, customers, bareboat lessors, and charter hire lessors. VIEs have been consolidated in accordance with FASB Interpretation ("FIN") 46R (see note 23).

2.    RECENTLY ISSUED PRONOUNCEMENTS

      In July 2006, the FASB issued FIN 48, ``Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.'' This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ``Accounting for Income Taxes.'' It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008 and is currently evaluating the impact of adopting this interpretation will have on its consolidated financial statements.

      In September 2006, the FASB issued FASB Statement 157, "Fair Value Measurements", for fiscal years beginning after November 15, 2006. The company will be required to adopt this for the fiscal year March 31, 2007 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission issued a Staff Accounting Bulletin ("SAB") 108, regarding the staff's views on the process of quantifying financial statement misstatements. This SAB addresses the diversity currently in practice and the potential for prior year misstatements to a potential buildup of improper amounts on the balance sheet. The Company is required to adapt this bulletin for the first fiscal year ending after November 15, 2006, and does not expect any significant impact on its consolidated financial statements.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                                    September 30,     March 31,
                                                        2006            2006
                                                    ------------    ------------
Prepaid insurance                                   $    308,605    $    540,699
Fuel and lubricants                                    1,410,698         787,461
Deposits and other prepaids                              183,049         132,107
--------------------------------------------------------------------------------
                                                    $  1,902,352    $  1,460,267
================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

5.    BLOCKED ACCOUNT SECURITY AGREEMENT

      On August 1, 2006, Rand Finance Corp. entered into a Blocked Account Security Agreement with National Commercial Capital Company, LLC., and deposited $2,700,000 on August 1, 2006 into a blocked account. The blocked account represents amounts which may be drawn by Wisconsin & Michigan Steamship Company ("WMS") under the Senior Subordinated Note Purchase Agreement between, among others, Rand Finance Corp. and WMS. Amounts on deposit in the blocked account will become available to the Company after October 31, 2008.

6.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                  September 30,      March 31,
                                                       2006            2006
                                                  -------------    -------------
Cost
  Vessels                                         $  60,452,632    $  39,643,272
  Vessel under capital lease (Note 12)                7,418,536        7,377,827
  Leasehold improvements                              1,394,815        1,387,539
  Furniture and equipment                               102,013           47,712
  Computer equipment                                     30,171            9,979
--------------------------------------------------------------------------------
                                                  $  69,398,167    $  48,466,329
================================================================================
Accumulated depreciation
  Vessels                                         $   2,208,517    $     253,303
  Vessel under capital lease (Note 12)                  353,657           44,551
  Leasehold improvements                                 65,987            7,638
  Furniture and equipment                                 8,850               --
  Computer equipment                                      5,266               --
--------------------------------------------------------------------------------
                                                  $   2,642,277    $     305,492
--------------------------------------------------------------------------------
                                                  $  66,755,890    $  48,160,837
================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

7.    DEFERRED DRYDOCK COSTS

      Deferred charges are comprised of the following:

                                                  September 30,      March 31,
                                                       2006            2006
                                                  -------------    -------------
Drydock expenditures                              $   1,711,970    $   1,614,173
Accumulated amortization                                168,682               --
                                                  ------------------------------
                                                  $   1,543,288    $   1,614,173
================================================================================

8.    GOODWILL AND INTANGIBLE ASSETS

      Intangibles are comprised of the following:

                                                  September 30,       March 31,
                                                      2006              2006
                                                  -------------    -------------
Goodwill                                          $   6,362,952    $   6,362,952
================================================================================
Intangible assets
   Deferred financing costs                       $   1,133,993    $     572,397
   Chartering agreement costs                           470,487               --
   Trademarks, trade names                              943,543          914,968
   Non-competition agreements                         2,162,573        2,097,082
   Customer relationships and contracts              10,805,870       10,478,625
--------------------------------------------------------------------------------
   Total identifiable intangibles                 $  15,516,466    $  14,063,072
--------------------------------------------------------------------------------
Accumulated amortization
   Deferred financing
costs                                             $      96,530    $          --
   Chartering agreement costs                            35,895
   Trademarks, trade names                               54,435            7,083
   Non-competition agreements                           346,565           45,094
   Customer relationships and contracts                 430,456           68,566
--------------------------------------------------------------------------------
                                                        963,881          120,743
--------------------------------------------------------------------------------
Total intangible assets                           $  14,552,585    $  13,942,329
================================================================================

      Intangible asset amortization over the next five years is estimated using the exchange rate at acquisition as follows:

            2007                                                $      1,775,616
            2008                                                       1,775,616
            2009                                                       1,344,765
            2010                                                         932,846
            2011                                                         834,429
      --------------------------------------------------------------------------
                                                                $      6,663,272
      ==========================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

9.    BANK INDEBTEDNESS

      At September 30, 2006, the Company had authorized operating lines of credit in the amounts of $3,000,000 Cdn and $6,500,000 US (March 2006 - $2,300,000 Cdn and $3,500,000 US) with its senior lender, and was utilizing $4,097,245 on the revolver (March 2006 - $nil), and maintained a letter of credit of $575,000 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 2% on Canadian dollar borrowings and U.S. Base rate plus 2% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11. The effective rate at September 30, 2006 was 8.33% on the U.S. revolver and 7.00% on the Canadian revolver.

      On August 1, 2006, Lower Lakes Towing, Ltd., LLTC, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increased the Canadian revolving loan commitment by $700,000 Cdn. to $3,000,000 Cdn. and the U.S. revolving loan commitment by $3,000,000 to $6,500,000. In addition the total of Canadian and U.S. seasonal facilities was increased by a total of $2,000,000 to a total of $4,000,000, effective with the Amendment.

10.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                               September 30,         March 31,
                                                   2006                2006
                                              ---------------    ---------------
Transaction costs                             $        50,000    $       779,966
Payroll                                             1,860,959            850,342
Legal and professional fees                           727,496            624,658
Interest                                              201,498            150,021
Preferred stock dividends                             680,835             90,417
Other                                                 143,647            119,755
                                              ----------------------------------
                                              $     3,664,435    $     2,615,159
================================================================================

11.   LONG-TERM DEBT

      On March 3, 2006, Lower Lakes, Lower Lakes Transportation and Grand River as borrowers, entered into the Credit Agreement which provides for a senior credit facility with a syndicate of lenders, including General Electric Capital Corporation, as agent and as a lender. The senior credit facility currently provides for (i) a revolving credit facility under which Lower Lakes may borrow up to Cdn $3,000,000 and an additional seasonal facility of US $4,000,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $6,500,000 and an additional seasonal facility of US $4,000,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes may borrow Cdn $21,200,000, and
      (iv) a US dollar denominated term loan facility under which Grand River may borrow US $4,000,000, provided that the total of the US and Canadian Seasonal facilities does not exceed $4,000,000. Borrowings under the senior credit facility are required to be used to refinance the borrowers' existing senior credit facility, to finance working capital and for the acquisition of the stock of the borrowers and other general corporate purposes. The full amount of both term loans was extended to the borrowers on March 3, 2006. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

      Under the senior credit facility, the revolving credit facility expires on March 3, 2011. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) an aggregate of Cdn $530,000 per quarter shall be payable in equal quarterly instalments during the period from September 2006 through to December 2006, (ii) an aggregate of Cdn $2,544,000 shall be payable in four equal quarterly instalments of $636,000 in each of the next four years, and (iii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on March 3, 2011. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) an aggregate of US $100,000 per quarter shall be payable in quarterly

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

11.   LONG-TERM DEBT (continued)

      instalments during the period from September 2006 through to December 2006, (ii) an aggregate of US $480,000 per annum shall be payable in four equal quarterly instalments in each of the next four years, and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on March 3, 2011.

      Borrowings under the Canadian revolving credit facility and Canadian term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the senior credit facility), plus 2% per annum or (ii) the BA Rate (as defined in the senior credit facility) plus 3% per annum. The US revolving credit facility and the US term loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the senior credit facility) plus 3.00% per annum, or (ii) the US Base Rate (as defined in the senior credit facility), plus 2% per annum.

      Obligations under the senior credit facility are secured by a first priority lien and security interest on all of the borrowers' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, and a pledge by Rand LL Holdings Corp of all of the outstanding capital stock of the borrowers. In addition, all obligations under the senior credit facility will also be secured by a pledge, with limited exception, of all the outstanding capital stock of the borrowers' subsidiaries. The indebtedness of each borrower under the credit facility is unconditionally guaranteed by each other borrower and by Rand LL Holdings Corp. and such guaranty is secured by a lien on substantially all of the assets of each borrower and Rand LL Holdings Corp.

      Under the senior credit facility, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the Lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and
      (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

      The senior credit facility contains certain covenants, including those limiting borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature or its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the senior credit facility requires the borrowers to maintain certain financial ratios. Failure of the borrowers to comply with any of these covenants or financial ratios could result in the loans under the senior credit facility being accelerated.

      The effective interest rate on the term loans at September 30, 2006 were 8% on the Canadian term loan and 10.25% on the U.S. term loan.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

11.   LONG-TERM DEBT (continued)

                                                                                 September 30,         March 31,
                                                                                     2006                2006
                                                                                 -------------      --------------
       a) Term  loan  bearing  interest  at  Canadian  Prime  rate plus 2% or
          Canadian  BA rate  plus 3% at the  Company's  option.  The  loan is repayable  over a five year term until  December  2010 with current quarterly  payments of $530,000 Cdn  commencing  September 2006 and increasing  to $636,000 Cdn  beginning  with the March 2007 payment until  December 2010, and the balance due March 2011. The term loan
          is secured by the assets of Lower Lakes Towing Ltd.                    $   18,493,334     $   18,150,685

       b) Term loan bearing  interest at U.S. Base rate plus 2% or U.S. LIBOR rate plus 3% at the Company's option.  The loan is repayable over a five year term until December 2010 with current quarterly  payments
          of  $100,000  US  commencing   September  2006  and  increasing  to
          $120,000 US beginning  with the March 2007 payment  until  December
          2010,  and the balance due March 2011.  The term loan is secured by
          assets of Grand River.                                                      3,900,012          4,000,000

       c) Subordinated  note bearing  Payment in Kind (PIK) interest  at 10%.
          No  principal  payments  until  July 31,  2009,  at which  time the entire  balance of the note and PIK  interest  is due.  The note is
          unsecured.                                                                  2,237,278                 --
       -----------------------------------------------------------------------------------------------------------
       d) Senior  note  bearing  interest  at a rate of  9.06%.  The note  is repayable in quarterly  payments of $362,500,  beginning  on  March
          31, 2007, and the balance is due  December 31, 2008.  The  note  is
          secured  by a mortgage on three  time-chartered   vessels  and lien
          on  all  Wisconsin  & Michigan Steamship Company assets.                   14,500,000                 --
       -----------------------------------------------------------------------------------------------------------
                                                                                 $   39,130,624     $   22,150,685
       Less amounts due within 12 months                                              3,728,765          1,772,055
       -----------------------------------------------------------------------------------------------------------
                                                                                 $   35,401,859     $   20,378,630
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

      The Company is required to comply with certain financial covenants under the senior and subordinated debt agreements. The Company was in compliance with these covenants as of September 30, 2006.

      Principal payments are due as follows:

                   2007                                         $  3,728,765
                   2008                                            4,206,103
                   2009                                           16,955,881
                   2010                                            2,756,103
                   2011                                           11,483,772
                 -----------------------------------------------------------
                                                                $ 39,130,624
                 ===========================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

12.   LONG-TERM CAPITAL LEASE OBLIGATION - VESSEL LEASE

      In 2004, Grand River entered into a sale and bareboat charter arrangement (sale leaseback) transaction involving the M/V Manistee vessel. As the agreement includes an option by the Company to repurchase the M/V Manistee vessel and a put option by the purchaser described in Note 13, the leaseback has been classified as a capital lease under Statement of Financial Accounting Standards 13, "Accounting for Leases," ("SFAS 13"). Consistent with the requirements of Statement of Financial Accounting Standards 28, "Accounting for Sales with Leasebacks, an amendment of FASB Statement No. 13," no gain was recorded on the transaction. The leased vessel is recorded in capital assets and is being depreciated over its remaining estimated useful life (Note 6).

      The following is a schedule of the future minimum obligation of remaining annual payments under the terms of the leaseback determined using the implicit borrowing rate in the lease as of September 30, 2006 and assuming that the repurchase outlined in Note 13 is not completed and the vessel remains on charter hire:

                  2007                                             $    116,666
                  2008                                                  350,000
                  2009                                                  350,000
                  2010                                                  500,000
                  2011                                                  500,000
            Thereafter                                                4,500,000
                                                                   ------------
            Total minimum payments                                 $  6,316,666
            Less: Amount representing imputed interest
            (at 17.2%)                                                4,228,881
                                                                   ------------
            Present value of net minimum payments
            (see note (a) below)                                   $  2,087,785
                                                                   ============

      (a) At the inception of the transaction in 2004, the present value of the minimum lease payments exceeded the fair value of the vessel asset. In accordance with SFAS 13, the amount recorded in 2004 as the asset and the obligation was determined to be the fair value of the vessel asset in the amount of $2,200,000. The balance of the obligation as at September 30, 2006 was $2,087,785.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

13.   COMMITMENTS

      As disclosed in Note 12, the Company entered into a sale and bareboat charter arrangement (sale leaseback) expiring December 31, 2014 relating to the M/V Manistee (formerly Richard Reiss) vessel.

      The Company has an option to repurchase the M/V Manistee vessel anytime after December 31, 2006 but before March 31, 2007 for the amount of $2,200,000. The owner of the M/V Manistee vessel has a put option to require the Company to repurchase the vessel at any time after December 31, 2007 for $2,200,000. In the event the put was exercised, the Company would be required to repurchase the vessel within 60 days. If the repurchase were not completed within 60 days of the put being exercised, the annual charter hire payments would increase immediately to $500,000 from the current annual amount of $350,000 and the term of the charter would be extended an additional 5 years through December 31, 2019. The Company intends to exercise its purchase option relating to the Manistee during the first calendar quarter of 2007.

      The Company has also entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total remaining annual charter commitments for the McKee vessel for the term of the lease are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, All Urban Consumers (CPI-U), capped at a maximum annual increase of 3%.

                    2007                                         $  225,000
                    2008                                            675,000
                    2009                                            675,000
                    2010                                            675,000
                    2011                                            675,000
            Thereafter                                            4,725,000
            ===============================================================
                                                                 $7,650,000
            ===============================================================

      The Company has not entered into any other significant operating leases.

14.   CONTINGENCIES

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

15.   STOCKHOLDERS' EQUITY

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

      EarlyBirdCapital, who acted as the representative to the underwriters in connection with Rand's initial public offering, holds an option to purchase up to 300,000 units at a purchase price of $9.90 per unit. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25. If the option is exercised in full, the Company would receive gross proceeds of $2,970,000 and issue an additional 300,000 units consisting of 300,000 shares of our common stock and 600,000 warrants. If all of these warrants are exercised, the Company would issue an additional 600,000 shares of our common stock and receive additional gross proceeds of $3,750,000. The Company estimates that the fair value of this option is approximately $558,000 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

15.   STOCKHOLDERS' EQUITY (continued)

      use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

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

      On March 3, 2006, pursuant to the terms of the Preferred Stock Purchase Agreement, dated September 2, 2005, by and among Rand and Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP and Good Steward Fund Ltd., Bay II Resources Partners, Bay Resources Partners L.P., Bay Resources Partners Offshore Fund Ltd. and Thomas E. Claugus, Rand issued 300,000 shares of its series A convertible preferred stock for an aggregate purchase price of $15,000,000. Issuance costs of $100,000 were incurred, generating proceeds net of issuance costs of $14,900,000. The shares of series A convertible preferred stock issued under the Preferred Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended, and bear restrictive legends that reflect this status. The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Rand did not engage in any general solicitation or advertisement for the issuance of these securities. These securities were purchased by a total of eight investors, which are comprised of two groups of affiliated entities. The investors received copies of the documents related to Rand's acquisition of Lower Lakes and had access to additional related due diligence materials. In connection with this issuance, each of the investors represented that (i) it is an accredited investor as this term is defined in Regulation D under the Securities Act, (ii) the securities it is acquiring cannot be resold except pursuant to a effective registration under the Securities Act or in reliance on an exemption from the registration requirements of the Securities Act, and that the certificates representing such securities bear a restrictive legend to that effect and (iii) it intends to acquire the securities for investment only and not with a view to the resale thereof.

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

      On August 1st, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), Rand issued to a group of accredited investors 2,402,957 shares of common stock, par value $0.0001, for $5.41 per share, or an aggregate purchase price of approximately $13,000,000.

                                                      Number
                                                   Outstanding     Stated amount
                                                   -----------------------------
Common stock                                        8,002,957      $         800
Preferred stock                                      300,000       $  15,000,000

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

16.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments.

17.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                          Three months        Three months         Six months
                                             ended               ended               ended            Six months
                                         September 30,       September 30,       September 30,           ended
                                              2006                2005                2006           Sept 30, 2005
                                         ---------------------------------------------------------------------------
       Bank indebtedness                 $     123,038       $         --        $      200,810      $          --
       Long term debt - senior                 701,261                 --             1,166,758                 --
       Long term debt - subordinated            37,278                 --                37,278                 --
       Capital lease                           106,493                 --               207,393                 --
       -----------------------------------------------------------------------------------------------------------
                                         $     968,070       $         --        $    1,612,239      $          --
       ===========================================================================================================

18.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                         Three months
                                             ended              Three months         Six months       Six months
                                           Sept 30,                ended               ended             ended
                                             2006              Sept,30, 2006       Sept 30, 2006     Sept,30, 2006
                                         ---------------------------------------------------------------------------
       Revenues by country
         Canada                          $    13,072,057     $           --      $   26,625,007      $          --
         United States                        14,315,746                 --          23,007,912                 --
       -----------------------------------------------------------------------------------------------------------
                                         $    27,387,803     $           --      $   49,632,919      $          --
       ===========================================================================================================

       Net Income by country
         Canada                          $     1,480,075     $           --      $    2,995,396      $          --
         United States                           468,350                 --           (327,246)                 --
       -----------------------------------------------------------------------------------------------------------
                                         $     1,948,425     $           --      $    2,668,150      $          --
       ===========================================================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

18.   SEGMENT INFORMATION (continued)


                                            September 30,
                                                 2006        March 31, 2006
                                            -------------------------------

      Property and equipment by
      country
        Canada                              $ 31,071,094      $ 30,416,419
        United States                         35,684,796        17,744,418
      --------------------------------------------------------------------
                                            $ 66,755,890      $ 48,160,837
      ====================================================================

      Total assets by country
        Canada                              $ 59,201,070      $ 58,033,856
        United States                         66,814,245        28,734,980
      --------------------------------------------------------------------
                                            $126,015,315      $ 86,768,836
      ====================================================================

19.   FINANCIAL INSTRUMENTS

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

      Credit risk

      Accounts receivable credit risk is mitigated by the dispersion of the Company's customers among industries and the short shipping season. The period ending September 30, 2006 is not indicative of a full years' operations, due to the seasonal nature of the Company's business.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

20.   EARNINGS PER SHARE

      The company had a total of 8,002,957shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 17,895,696 and 16,862,299 shares for the three and six month periods ending September 30, 2006, based on the following additional share calculation. Warrants issued from the initial prospectus and overallotment convert to 8,283,076 based on the average quarterly share price as of September 30, 2006 of $5.55, and 8,041,958 based on the six month average quarterly share price as of September 30, 2006 of $5.72. Conversion of the convertible preferred shares equates to 2,419,355 at a price of $6.20. In connection with Rand's initial public offering, Rand issued to the representative of the underwriters in the initial public offering, for $100, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in Rand's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by Rand and will expire on October 26, 2009. Rand accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of Rand's initial public offering resulting in a charge directly to stockholders' equity. The underwriter options and warrants are excluded from the dilution calculation, as the exercise price of the options and warrants are in excess of that of the underlying instruments.

                                                     Three months    Three months    Six months      Six months
                                                         ended           ended          ended          ended
                                                       September     September 30,    September      September
                                                        30,2006           2005         30, 2006       30, 2005
                                                     -----------------------------------------------------------
Numerator:

Net income                                            $ 2,329,005     $    40,454    $ 3,341,107     $    66,561

     Preferred stock dividends                            298,041               -        590,418               -
     Minority interest                                     82,539               -         82,539               -
================================================================================================================
Income available to common shareholders               $ 1,948,425     $    40,454    $ 2,668,150     $    66,561
================================================================================================================
Denominator:

Weighted average common shares for basic EPS            7,193,265       5,600,000      6,400,986       5,600,000
================================================================================================================
Effect of dilutive securities:

Total  outstanding warrants                             9,200,000       9,200,000      9,200,000       9,200,000

Exercise price                                               5.00            5.00           5.00            5.00

Average price during period                                  5.55            5.27           5.72            5.26
================================================================================================================
   Weighted average warrants (total outstanding /
     average price)                                     8,283,076               -      8,041,958               -
================================================================================================================
   Weighted average convertible preferred shares
     at $6.20                                           2,419,355               -      2,419,355               -
================================================================================================================
Weighted average common shares for diluted EPS         17,895,696       5,600,000     16,862,299       5,600,000
================================================================================================================
Basic EPS                                                  $ 0.27           $0.01          $0.42           $0.01
Diluted EPS                                                $ 0.13           $0.01          $0.19           $0.01
================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

21.   MANAGEMENT BONUS PROGRAM

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

22.   PRO FORMA INFORMATION

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

                                                                      Pro Forma                       Pro Forma       Pro Forma
                                                    Three Months     Three months     Six months      Six months        Year
                                                        ended           ended           ended           ended           ended
                                                    September 30,     September       September      September 30,   December 31,
Selected statement of operations data                    2006          30, 2005        30, 2006          2005            2005
---------------------------------------------------------------------------------------------------------------------------------
Revenue - Company operated vessels                  $ 26,066,926      17,820,738       45,959,229      33,322,259    $ 53,819,958
Revenue - Outside voyage charter revenue               1,320,877       1,485,862        3,673,690       3,047,984       7,420,577
---------------------------------------------------------------------------------------------------------------------------------
                                                      27,387,803      19,306,600       49,632,919      36,370,243    $ 61,240,535
Expenses
  Outside voyage charter fees                          1,307,140       1,443,487        3,625,041       3,005,313       7,379,638
  Vessel operating expenses                           18,189,956      12,370,765       32,485,629      23,677,275      40,628,366
  Non operational repairs and maintenance                     --              --           56,748          88,629       1,625,671
---------------------------------------------------------------------------------------------------------------------------------
                                                      19,497,096      13,814,252       36,167,418      26,771,217      49,633,675
---------------------------------------------------------------------------------------------------------------------------------
Income before general and administrative,              7,890,707       5,492,348       13,465,501       9,599,026      11,606,860
depreciation, amortization of drydock costs and
intangibles, other income and expenses and
income taxes
---------------------------------------------------------------------------------------------------------------------------------
  General and administrative                           1,680,766         758,802        2,959,003       1,463,746       3,276,188
  Depreciation and amortization of drydock costs
  and intangibles                                      1,747,797       1,277,885        3,238,876       2,527,605       4,972,759
  Loss on asset disposal                                      --              --               --              --         113,405
  Loss (gain) on foreign exchange                         52,592         (75,490)          89,278          28,039        (276,251)
---------------------------------------------------------------------------------------------------------------------------------
                                                       3,481,155       1,961,197        6,287,157       4,019,390       8,086,101
---------------------------------------------------------------------------------------------------------------------------------
Income before interest, other income and
expenses and income taxes                              4,409,552       3,531,151        7,178,344       5,579,636       3,520,759
---------------------------------------------------------------------------------------------------------------------------------

Net income                                             2,329,005       1,856,103        3,341,107       2,819,361         455,200
=================================================================================================================================
Net income (loss) per share - basic                 $       0.27    $       0.28     $       0.42    $       0.40          ($0.13)
Net income (loss) per share - diluted               $       0.13    $       0.11     $       0.19    $       0.17          ($0.13)

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

23.   MINORITY INTEREST

      In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN 46R. Typical types of these entities are suppliers, customers, bareboat lessors, and charter hire lessors. WMS has been determined to be a VIE and, as such, has been consolidated in accordance with FIN-46R. The Company does not have any ownership interest in WMS and as a result 100% of the equity is shown as minority interest.

      On August 1, 2006, Lower Lakes Transportation Company ("LLTC"), an indirect wholly-owned subsidiary of Rand, entered into a Time Charter Agreement (the "Time Charter Agreement") with WMS, an unaffiliated third party. Under the Time Charter Agreement, WMS will make three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and LLTC has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels. Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guaranties in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement. At the present time the Company has no intention of exercising its purchase option under the Time Charter Agreement.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

23.   MINORITY INTEREST (continued)

      The impact on the balance sheet and income statement for the period ending September 30, 2006 is shown below.

                                                                 Rand Logistics Inc.      Impact of FIN          Consolidated
                                                                  September 30, 2006   46R presentation    September 30, 2006
                                                                 ------------------------------------------------------------
ASSETS
CURRENT

     Cash and cash equivalents                                             7,655,040          1,943,388             9,598,428
     Accounts receivable (Note 3)                                         14,024,701            219,387            14,244,088
     Prepaid expenses and other current assets (Note 4)                    2,152,352          (250,000)             1,902,352
     Income tax receivable                                                   185,795                  -               185,795
     Deferred income taxes                                                 1,173,404           (55,000)             1,118,404
-----------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                     25,191,292                               27,049,067
                                                                                              1,857,775

BLOCKED ACCOUNT (Note 5)                                                   2,700,000                  -             2,700,000
PROPERTY AND EQUIPMENT, NET (Note 6)                                      48,234,952         18,520,938            66,755,890
DUE FROM RELATED COMPANY                                                     369,339          (369,339)                     -
DEFERRED INCOME TAXES                                                      7,051,533             20,110             7,051,533
DEFERRED DRYDOCK COSTS, NET (Note 7)                                       1,543,288                  -             1,543,288
INTANGIBLE ASSETS, NET (Note 8)                                           14,046,577            506,008            14,552,585
CHARTERING AGREEMENT COSTS                                                                            -
NOTE RECEIVABLE W&M                                                        2,150,000        (2,150,000)                     -
GOODWILL (Note 8)                                                          6,362,952                  -             6,362,952
-----------------------------------------------------------------------------------------------------------------------------
 Total assets                                                            107,649,933         18,365,382           126,015,315
=============================================================================================================================

LIABILITIES
CURRENT
     Bank indebtedness (Note 9)                                            4,097,245                  -             4,097,245
     Accounts payable                                                      7,370,474            400,421             7,770,895
     Accrued liabilities (Note 10)                                         3,069,723            594,712             3,664,435
     Income taxes payable                                                          -             99,000                99,000
     Deferred income taxes                                                   498,233                  -               498,233
     Current portion of long-term debt  (Note 11)                          2,641,265          1,087,500             3,728,765
     Current portion of long-term capital lease obligation -
     vessel lease (Note 12)                                                2,087,785                  -             2,087,785
=============================================================================================================================
Total current liabilities                                                 19,764,725          2,181,634            21,946,358
LONG-TERM DEBT  (Note 11)                                                 19,752,081         15,649,778            35,401,859
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                3,000,000                  -             3,000,000
DEFERRED INCOME TAXES                                                     11,846,047           (35,000)            11,811,047
=============================================================================================================================
 Total liabilities                                                        54,362,852         17,796,412            72,159,264
COMMITMENTS AND CONTINGENCIES (Note 13 and 14)                                     -                  -                     -

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                   14,900,000                               14,900,000
     Common stock, $.0001 par value                                              800                                      800
     Additional Paid-in Capital                                           37,579,051                  -            37,579,051
     Accumulated surplus (deficit)                                         1,155,652             86,431             1,242,083
     Minority Interest Variable Interest Entity                                    -            482,539               482,539
     Accumulated other comprehensive loss                                   (348,422)                                (348,422)
=============================================================================================================================
Total stockholders' equity                                                53,287,081            568,970            53,856,051
=============================================================================================================================
  Total liabilities and stockholders' equity                             107,649,933         18,365,382           126,015,315
=============================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

23.   MINORITY INTEREST (continued)

                                                             Rand
                                                             Logistics    Rand                      Consolidated
                                                             Three        Logistics                 Three         Consolidated
                                                             months       Six months                months        Six months
                                                             Ended        ended                     Ended         Ended
                                                             September    September    Impact of    September     September
                                                             30, 2006     30, 2006     Fin 46R      30, 2006      30, 2006
-----------------------------------------------------------------------------------------------------------------------------
REVENUE                                                      27,387,803   49,632,919            -    27,387,803    49,632,919
EXPENSES

      Outside voyage charter fees (Note 16)                   1,307,140    3,625,041            -     1,307,140     3,625,041
      Charter Hire                                            3,084,626    3,084,626   (3,084,626)            -             -
      Vessel operating expenses                              15,940,782   30,236,455    2,249,174    18,189,956    32,485,629
      Repairs and maintenance                                         -       56,748            -             -        56,748
      General and administrative                              1,579,931    2,858,168      100,835     1,680,766     2,959,003
      Depreciation                                            1,065,271    2,119,540      209,466     1,274,737     2,329,006
      Amortization of drydock costs                              84,077      168,065            -        84,077       168,065
      Amortization of intangibles                               438,983      791,805      (50,000)      388,983       741,805
      Loss on foreign exchange                                   52,592       89,278            -        52,592        89,278
-----------------------------------------------------------------------------------------------------------------------------
                                                             23,553,402   43,029,726    (575,151)    22,978,251    42,454,575
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME
TAXES                                                         3,834,401    6,603,193      575,151     4,409,552     7,178,344

OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                      718,368    1,362,537      249,702       968,070     1,612,239
Interest income                                                 (86,107)     (88,079)           -       (86,107)      (88,079)
Amortization of deferred financing costs                         29,460       58,897       37,479        66,939        96,376
-----------------------------------------------------------------------------------------------------------------------------
                                                                661,721    1,333,355      287,181       948,902     1,620,536

INCOME BEFORE INCOME TAXES                                    3,172,680    5,269,838      287,970     3,460,650     5,557,808

PROVISION (RECOVERY) FOR INCOME TAXES

Current                                                          (8,500)     (88,000)      99,000        90,500        11,000

Deferred                                                      1,021,145    2,185,701       20,000     1,041,145     2,205,701
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    2,160,035    3,172,137      168,970     2,329,005     3,341,107

MINORITY INTEREST                                                     -            -       82,539        82,539        82,539

PREFERRED STOCK DIVIDENDS                                       298,041      590,418            -       298,041       590,418
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                  1,861,994    2,581,719                  1,948,425     2,668,150
=============================================================================================================================

Net earnings per share basic (Note 20)                             0.26         0.40                       0.27          0.42
Net earnings per share diluted                                     0.12         0.19                       0.13          0.19
Weighted average shares - Basic                               7,193,265    6,400,986                  7,193,265     6,400,986
Weighted average shares - Diluted                            17,895,696   16,862,299                 17,895,696    16,862,299

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars - unaudited)
================================================================================

24.   SUBSEQUENT EVENTS

      Due to difficulties in implementing the Warrant Compensation Program described in the Company's Form 8-K filed August 10, 2006, and in lieu of the issuance of warrants under the Warrant Program, on October 18, 2006, the Company (or its subsidiary, in the case of employees of a subsidiary), in accordance with the authorization of the Compensation Committee of the Board of Directors, awarded certain cash compensation to those directors, officers and employees of the Company and its subsidiaries who were intended to receive warrants under the Warrant Program, not less than the after-tax proceeds of which are being used by the recipients to fund the purchase of Company warrants in open market transactions pursuant to arrangements entered into by each recipient in accordance with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

      The Company does not presently intend to exercise its purchase option for the Vessels under the Time Charter Agreement. However, the Company does intend to exercise its purchase option for the Manistee during the first calendar quarter of 2007.

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

      Rand intends to continue to pursue acquisition opportunities in an effort to diversify its investments. Rand's strategy and business model as it relates to Lower Lakes includes the following:

      o Selected acquisitions and time charter agreements. Since October 1999, Lower Lakes has added ten cargo-carrying vessels to its fleet, making Lower Lakes one of the most acquisitive shipping companies in the Great Lakes region. Rand's management believes that the acquisition of additional vessels would provide it with a larger share of the available River Class capacity, provide additional operating flexibility and extend the longevity of its fleet. Rand is actively pursuing acquisition opportunities but is not committed to any acquisitions at the present time;

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

      Off-Balance Sheet Arrangements. Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the September 30, 2006 financial statements for a discussion of outstanding options and warrants.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      In connection with the evaluation of the Company's internal controls during the last fiscal quarter, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to material affect our internal controls over financial reporting. The Company's independent registered chartered accounting firm, Grant Thornton LLP, has notified our audit committee that it has identified material weaknesses and significant deficiencies in the Company's internal control systems, as of May 19, 2006, the date of their internal control review.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS
The following Exhibits are filed as part of this report.

Exhibit No.     Description
-----------     -----------

   2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LLP, Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted: Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel,
                7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
   2.2          Amendment to Stock Purchase Agreement, dated December 29, 2005.
                (2)
   2.3          Amendment to Stock Purchase Agreement, dated January 27, 2006.
                (3)
   2.4          Amendment to Stock Purchase Agreement, dated February 27, 2006.
                (4)
   3.1          Certificate of Incorporation. (5)
   3.1.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)
   3.1.2 Certificate of Designations, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)
   3.1.3 Amended and Restated Certificate of Designations, filed with the Secretary of State of State of Delaware on August 8, 2006.(11)
   3.2.1        By-laws. (5)
   3.2.2        Amended By-laws.(8)
   4.1          Specimen Unit Certificate. (5)
   4.2          Specimen Common Stock Certificate. (5)
   4.3          Specimen Warrant Certificate. (5)
   4.4          Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                (5)
   4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
   10.1         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Laurence S. Levy. (5)
   10.2         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Isaac Kier. (1)
   10.3         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Sandeep D. Alva. (5)
   10.4         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Falcon Partners Holdings, LLC. (5)
   10.5         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Natalie Lynn Levy Irrevocable Trust. (5)
   10.6         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Michael Benjamin Levy Irrevocable Trust. (5)
   10.7         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jessica Rose Levy Irrevocable Trust. (5)
   10.8         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jane Levy. (5)
   10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                (5)
   10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)

   10.11        Form of Letter Agreement between ProChannel Management LLC and
                Registrant regarding administrative support. (5)
   10.12        Promissory Note, dated June 10, 2004, in the principal amount of
                $70,000 issued to Laurence S. Levy. (5)
   10.13        Registration Rights Agreement among the Registrant and the
                Founders. (5)
   10.14        Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
   10.15        Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
   10.16        Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd.,
                Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay
                Resource Partners L.P., Bay Resource Partners Offshore Fund
                Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17        Financing Commitment, dated August 22, 2005, between GE
                Commercial & Industrial Finance, Inc. and Rand Acquisition
                Corporation. (1)
   10.18        Credit Agreement, dated as of March 3, 2006, among Lower Lakes
                Towing Ltd., Lower Lakes Transportation Company, Grand River
                Navigation Company, Inc, the other Credit Parties signatory hereto, General Electric Capital Corporation as a US Lender and
                as Agent for the Secured Parties and the other Lenders signatory hereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory hereto from time to time.(7)
   10.19        Employment Agreement, dated March 3, 2006, between Scott
                Bravener and Rand Acquisition Corporation.(7)
   10.20        Employment Agreement, dated March 3, 2006, between James Siddall and Rand Acquisition Corporation.(7)
   10.21        Management Bonus Plan, dated March 3, 2006.(7)
   10.22        Time Charter Agreement dated August 1, 2006. (10)
   10.23        Guaranty by Registrant dated August 1, 2006. (10)
   10.24        Guaranty by Rand LL Holdings dated August 1, 2006.(10)
   10.25        Stock Purchase Agreement dated August 1, 2006.(10)
   10.26        Subordinated Note Purchase Agreement dated August 1, 2006. (10)
   10.27        Amendment to Credit Agreement dated August 1, 2006.(10)
   10.28        Award Agreement with Edward Levy, dated October 11, 2006 (12)
   10.29        Award Agreement with Edward Levy, dated October 11, 2006 (12)
   10.30        Award Agreement with Lawrence Levy, dated October 11, 2006 (12)
   10.31        Award Agreement with Scott Bravener, dated October 18, 2006 (12)
   10.32        Award Agreement with Joseph W. McHugh, Jr., dated October 18,
                2006 (12)
   10.33        Award Agreement with James Siddall, dated October 18, 2006 (12)
   10.34        Award Agreement with Jeffrey P. Botham, dated October 18, 2006
                (12)
   10.34        Award Agreement with Isaac Kier, dated October 18, 2006 (12)
   10.35        Award Agreement with Jonathan Brodie, dated October 18, 2006
                (12)
   10.33        Award Agreement with H. Cabot Lodge III, dated October 18, 2006
                (12)
   14           Code of Ethics.(6)
   21           Subsidiaries of Rand.(9)
   31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   99.1         Risk Factors(9)

(1) Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(9)   Filed herewith.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    RAND LOGISTICS, INC.
                                                    (Registrant)


Date: November 20, 2006                             /s/ Laurence S. Levy
      -----------------                             ----------------------------
                                                    Laurence S. Levy
                                                    Chief Executive Officer


Date: November 20, 2006                             /s/ Joseph W. McHugh, Jr.
      -----------------                             ----------------------------
                                                    Joseph W. McHugh, Jr.
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LLP, Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted: Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel,
                7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
   2.2          Amendment to Stock Purchase Agreement, dated December 29, 2005.
                (2)
   2.3          Amendment to Stock Purchase Agreement, dated January 27, 2006.
                (3)
   2.4          Amendment to Stock Purchase Agreement, dated February 27, 2006.
                (4)
   3.1          Certificate of Incorporation. (5)
   3.1.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)
   3.1.2 Certificate of Designations, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)
   3.1.3 Amended and Restated Certificate of Designations, filed with the Secretary of State of State of Delaware on August 8, 2006.(11)
   3.2.1        By-laws. (5)
   3.2.2        Amended By-laws.(8)
   4.1          Specimen Unit Certificate. (5)
   4.2          Specimen Common Stock Certificate. (5)
   4.3          Specimen Warrant Certificate. (5)
   4.4          Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                (5)
   4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
   10.1         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Laurence S. Levy. (5)
   10.2         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Isaac Kier. (1)
   10.3         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Sandeep D. Alva. (5)
   10.4         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Falcon Partners Holdings, LLC. (5)
   10.5         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Natalie Lynn Levy Irrevocable Trust. (5)
   10.6         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Michael Benjamin Levy Irrevocable Trust. (5)
   10.7         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jessica Rose Levy Irrevocable Trust. (5)
   10.8         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jane Levy. (5)
   10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                (5)
   10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)

   10.11        Form of Letter Agreement between ProChannel Management LLC and
                Registrant regarding administrative support. (5)
   10.12        Promissory Note, dated June 10, 2004, in the principal amount of
                $70,000 issued to Laurence S. Levy. (5)
   10.13        Registration Rights Agreement among the Registrant and the
                Founders. (5)
   10.14        Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
   10.15        Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
   10.16        Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd.,
                Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay
                Resource Partners L.P., Bay Resource Partners Offshore Fund
                Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17        Financing Commitment, dated August 22, 2005, between GE
                Commercial & Industrial Finance, Inc. and Rand Acquisition
                Corporation. (1)
   10.18        Credit Agreement, dated as of March 3, 2006, among Lower Lakes
                Towing Ltd., Lower Lakes Transportation Company, Grand River
                Navigation Company, Inc, the other Credit Parties signatory hereto, General Electric Capital Corporation as a US Lender and
                as Agent for the Secured Parties and the other Lenders signatory hereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory hereto from time to time.(7)
   10.19        Employment Agreement, dated March 3, 2006, between Scott
                Bravener and Rand Acquisition Corporation.(7)
   10.20        Employment Agreement, dated March 3, 2006, between James Siddall and Rand Acquisition Corporation.(7)
   10.21        Management Bonus Plan, dated March 3, 2006.(7)
   10.22        Time Charter Agreement dated August 1, 2006. (10)
   10.23        Guaranty by Registrant dated August 1, 2006. (10)
   10.24        Guaranty by Rand LL Holdings dated August 1, 2006.(10)
   10.25        Stock Purchase Agreement dated August 1, 2006.(10)
   10.26        Subordinated Note Purchase Agreement dated August 1, 2006. (10)
   10.27        Amendment to Credit Agreement dated August 1, 2006.(10)
   10.28        Award Agreement with Edward Levy, dated October 11, 2006 (12)
   10.29        Award Agreement with Edward Levy, dated October 11, 2006 (12)
   10.30        Award Agreement with Lawrence Levy, dated October 11, 2006 (12)
   10.31        Award Agreement with Scott Bravener, dated October 18, 2006 (12)
   10.32        Award Agreement with Joseph W. McHugh, Jr., dated October 18,
                2006 (12)
   10.33        Award Agreement with James Siddall, dated October 18, 2006 (12)
   10.34        Award Agreement with Jeffrey P. Botham, dated October 18, 2006
                (12)
   10.34        Award Agreement with Isaac Kier, dated October 18, 2006 (12)
   10.35        Award Agreement with Jonathan Brodie, dated October 18, 2006
                (12)
   10.33        Award Agreement with H. Cabot Lodge III, dated October 18, 2006
                (12)
   14           Code of Ethics.(6)
   21           Subsidiaries of Rand.(9)
   31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
   32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
   99.1         Risk Factors(9)

(1) Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(9)   Filed herewith.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006.