Form 10QSB
period 2006-12-31
Rand Logistics, Inc.
filed 2007-02-08
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

As of February 2, 2007, there were approximately 8,006,777 shares of the $.0001 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                                     PART I

                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Balance Sheets
(U.S. Dollars unaudited)

                                                                         December 31,        March 31,
                                                                            2006               2006
                                                                       --------------     --------------
ASSETS
CURRENT
     Cash and cash equivalents                                         $    9,367,480     $    2,574,325
     Accounts receivable (Note 3)                                          13,765,481          2,107,282
     Prepaid expenses and other current assets (Note 4)                     1,680,720          1,460,267
     Income tax receivable                                                    237,795                 --
     Deferred income taxes                                                  1,187,023          1,160,651
--------------------------------------------------------------------------------------------------------

Total current assets                                                       26,238,499          7,302,525
BLOCKED ACCOUNT (Note 5)                                                    2,700,000                 --
PROPERTY AND EQUIPMENT, NET (Note 6)                                       64,290,070         48,160,837
DEFERRED INCOME TAXES                                                       7,080,235          9,386,020
DEFERRED DRYDOCK COSTS, NET (Note 7)                                        1,828,969          1,614,173
INTANGIBLE ASSETS, NET (Note 8)                                            13,731,319         13,942,329
GOODWILL (Note 8)                                                           6,362,952          6,362,952
--------------------------------------------------------------------------------------------------------
Total assets                                                           $  122,232,044     $   86,768,836
========================================================================================================

LIABILITIES
CURRENT
     Bank indebtedness (Note 9)                                        $    3,612,315     $           --
     Accounts payable                                                       7,598,855          7,617,899
     Accrued liabilities (Note 10)                                          3,221,111          2,615,159
     Income taxes payable                                                      31,000             50,787
     Deferred income taxes                                                    530,934            405,886
     Current portion of long-term debt  (Note 11)                           4,112,941          1,772,055
     Current portion of long-term capital lease obligation - vessel
     lease (Note 12)                                                        2,077,612          2,108,132
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                  21,184,768         14,569,918

LONG-TERM DEBT  (Note 11)                                                  33,763,144         20,378,630
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                 3,000,000          3,000,000
DEFERRED INCOME TAXES                                                      11,554,599         12,063,059
--------------------------------------------------------------------------------------------------------
Total liabilities                                                          69,502,511         50,011,607
--------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 13 and 14)                                     --                 --

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                    14,900,000         14,900,000
     Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 15)
     Common stock, $.0001 par value                                               801                560
     Authorized 50,000,000 shares, Issued and outstanding 8,006,777 shares (Note 15)
     Additional Paid-in Capital                                            37,598,150         24,629,291
     Accumulated surplus (deficit)                                          1,473,852         (1,426,067)
     Minority Interest  (Note 24)                                              40,058                 --
     Accumulated other comprehensive loss                                  (1,283,328)        (1,346,555)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 52,729,533         36,757,229
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $  122,232,044     $   86,768,836
========================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Operations
(U.S. Dollars unaudited)

                                                                         Three months                               Nine months
                                                  Three months               ended                                     ended
                                                      ended               December 31,      Nine months ended       December 31,
                                                December 31, 2006            2005           December 31, 2006          2005
                                                -----------------     -----------------     -----------------     -----------------
REVENUE                                         $      26,104,134     $              --     $      75,737,053     $              --
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES

      Outside voyage charter fees (Note 16)             1,309,961                    --             4,935,002                    --
      Vessel operating expenses                        19,818,927                    --            52,304,556                    --
      Repairs and maintenance                              40,314                    --                97,062                    --
      General and administrative                        1,954,780               111,622             4,913,783               255,361
      Depreciation                                      1,407,585                    --             3,736,591                    --
      Amortization of drydock costs                        82,741                    --               250,806                    --
      Amortization of intangibles                         349,146                    --             1,090,951                    --
      Loss on foreign exchange                             88,680                    --               177,958                    --
-----------------------------------------------------------------------------------------------------------------------------------
                                                       25,052,134               111,622            67,506,709               255,361
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME AND
EXPENSES AND INCOME TAXES                               1,052,000              (111,622)            8,230,344              (255,361)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
      Interest expense (Note 17)                        1,024,371                    --             2,636,610                    --
      Interest income                                    (135,164)             (174,974)             (223,243)             (469,582)
      Amortization of deferred financing
      costs                                               142,045                    --               238,421                    --
-----------------------------------------------------------------------------------------------------------------------------------
                                                        1,031,252              (174,974)            2,651,788              (469,582)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                 20,748                63,352             5,578,556               214,221

PROVISION (RECOVERY) FOR INCOME TAXES
      Current                                             (68,000)               77,941               (57,000)              162,249
      Deferred                                           (244,910)                   --             1,960,791                    --
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                               $         333,658     $         (14,589)    $       3,674,765     $          51,972
===================================================================================================================================

MINORITY INTEREST                               $         442,481     $              --     $         359,942     $              --

COMMON STOCK DIVIDENDS (VIE)                             (250,000)                   --              (250,000)                   --

PREFERRED STOCK DIVIDENDS                                (294,370)                   --              (884,788)                   --
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS    $         231,769     $         (14,589)    $       2,899,919     $          51,972
-----------------------------------------------------------------------------------------------------------------------------------

      Net earnings per share basic (Note 20)    $             .03     $             .00     $             .42     $             .01
      Net earnings per share diluted                          .03                   .00                   .35                   .01
      Weighted average shares - Basic                   8,003,754             5,600,000             6,937,185             5,600,000
      Weighted average shares - Diluted                12,466,881             5,600,000            10,830,400             5,600,000

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (U.S. Dollars unaudited)

                                                                                                       Additional
                                              Common Stock                   Preferred Stock            Paid-In
                                          Shares         Amount          Shares          Amount         Capital
                                      ------------    ------------    ------------    ------------    ------------
Balances, March 31, 2005                 5,600,000    $        560              --              --    $ 19,884,465
------------------------------------------------------------------------------------------------------------------
       Net income 9 months                      --              --              --              --              --
       ended December 31, 2005
------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005              5,600,000    $        560              --              --    $ 19,884,465
       Shares issued, net of
       issuance costs of $100,000               --              --         300,000    $ 14,900,000              --
       Proceeds of 2004 share
       issuance no longer
       subject to possible
       redemption                               --              --              --              --       4,744,826

       Net loss                                 --              --              --              --              --

       Preferred dividend
       issuable                                 --              --              --              --              --

       Translation adjustments                  --              --              --              --              --

       Comprehensive loss                       --              --              --              --              --
------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2006                 5,600,000    $        560         300,000    $ 14,900,000    $ 24,629,291
------------------------------------------------------------------------------------------------------------------

       Net income                               --              --              --              --              --

       Preferred dividend
       issuable                                 --              --              --              --              --

       Translation adjustments                  --              --              --              --              --

       Comprehensive income                     --              --              --              --              --
==================================================================================================================

Balances, June 30, 2006                  5,600,000    $        560         300,000    $ 14,900,000    $ 24,629,291

       Net income                               --              --              --              --              --

       Minority Interest                        --              --              --              --              --

       Preferred dividend issuable              --              --              --              --              --
         Shares issued, net of
         issuance costs of $49,997       2,402,957             240              --              --      12,949,760

       Translation adjustments                  --              --              --              --              --

       Comprehensive income                     --              --              --              --              --
==================================================================================================================

Balances, September 30, 2006             8,002,957    $        800         300,000    $ 14,900,000    $ 37,579,051

       Net income                               --              --              --              --              --

       Minority Interest                        --              --              --              --              --

       Preferred dividend issuable              --              --              --              --              --

         Common stock dividend VIE              --              --              --              --              --

         Warrant  conversion                 3,820               1              --              --          19,099

       Translation adjustments                  --              --              --              --              --

       Comprehensive income (loss)              --              --              --              --              --
==================================================================================================================

Balances, December 31, 2006              8,006,777    $        801         300,000    $ 14,900,000    $ 37,598,150
==================================================================================================================

                                      Accumulated        Minority          Other            Total
                                         Surplus         Interest      Comprehensive    Stockholders'
                                        (Deficit)          VIE         Income (Loss)       Equity
                                      ------------     ------------    -------------    -------------
Balances, March 31, 2005              $     11,457               --              --     $ 19,896,482
----------------------------------------------------------------------------------------------------
       Net income 9 months                  51,972               --              --           51,972
       ended December 31, 2005
----------------------------------------------------------------------------------------------------

Balances, December 31, 2005           $     63,429               --              --     $ 19,948,454
       Shares issued, net of
       issuance costs of $100,000               --               --              --       14,900,000
       Proceeds of 2004 share
       issuance no longer
       subject to possible
       redemption                               --               --              --        4,744,826

       Net loss                         (1,399,079)              --              --       (1,399,079)

       Preferred dividend
       issuable                            (90,417)              --              --          (90,417)

       Translation adjustments                  --               --    $ (1,346,555)      (1,346,555)

       Comprehensive loss                       --               --              --       (2,745,634)
----------------------------------------------------------------------------------------------------

Balances, March 31, 2006              $ (1,426,067)              --    $ (1,346,555)    $ 36,757,229
----------------------------------------------------------------------------------------------------

       Net income                     $  1,012,102               --              --        1,012,102

       Preferred dividend
       issuable                           (292,377)              --              --         (292,377)

       Translation adjustments                  --               --    $  1,006,463        1,006,463

       Comprehensive income                     --               --              --        2,018,565
====================================================================================================

Balances, June 30, 2006               $   (706,342)              --    $   (340,092)    $ 38,483,417

       Net income                        2,329,005               --              --        2,329,005

       Minority Interest                   (82,539)    $    482,539              --          400,000

       Preferred dividend issuable        (298,041)              --              --         (298,041)
         Shares issued, net of
         issuance costs of $49,997              --               --              --       12,950,000

       Translation adjustments                  --               --          (8,330)          (8,330)

       Comprehensive income                     --               --              --        2,320,675
====================================================================================================

Balances, September 30, 2006          $  1,242,083     $    482,539    $   (348,422)    $ 53,856,051

       Net income                          333,658               --              --          333,658

       Minority Interest                   442,481         (442,481)             --               --

       Preferred dividend issuable        (294,370)              --              --         (294,370)

         Common stock dividend VIE        (250,000)              --              --         (250,000)

         Warrant  conversion                    --               --              --           19,100

       Translation adjustments                  --               --        (934,906)        (934,906)

       Comprehensive income (loss)              --               --              --         (601,248)
====================================================================================================

Balances, December 31, 2006           $  1,473,852     $     40,058    $ (1,283,328)    $ 52,729,533
====================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Cash Flows
(U.S. Dollars unaudited)

                                                                            Nine months ended    Nine months ended
                                                                            December 31, 2006    December 31, 2005
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                               $  2,899,919         $     51,972
      Adjustments to reconcile net income to net cash used by operating activities
         Depreciation and amortization of drydock costs                           3,987,397                   --
         Amortization of intangible assets                                        1,329,372                   --
         Interest accrued but not paid                                               94,453                   --
         Deferred income taxes                                                    1,896,001                   --
      Changes in assets and liabilities, net of amounts acquired:
         Accounts receivable                                                    (11,658,199)                  --
         Interest accrued on treasury bill                                               --             (572,049)
         Prepaid expenses and other current assets                                 (220,453)              21,852
         Accounts payable and accrued liabilities                                 1,271,488               30,178
         Income taxes                                                              (257,582)              44,166
         Deferred interest                                                               --              113,488
         Drydock expenditures                                                       (25,107)                  --

----------------------------------------------------------------------------------------------------------------
                                                                                   (682,711)            (310,393)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                        (19,760,592)                  --
      Blocked account                                                            (2,700,000)                  --
      Deferred acquisition and transaction costs                                 (1,067,200)            (239,632)

----------------------------------------------------------------------------------------------------------------
                                                                                (23,527,792)            (239,632)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Capital lease repayment                                                       (30,520)                  --
      Proceeds from long term debt - senior                                      14,500,000                   --
      Proceeds from long term debt - subordinated                                 2,200,000                   --
      Senior debt repayment                                                      (1,137,111)                  --
      Proceeds from share issuance - net                                         12,950,000                   --
      Dividends paid                                                               (684,580)                  --
      Warrants exercised                                                             19,100                   --
      Proceeds from bank indebtedness                                             3,612,315                   --

----------------------------------------------------------------------------------------------------------------
                                                                                 31,429,204                   --
----------------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                           (465,604)                  --

MINORITY INTEREST                                                                    40,058                   --
================================================================================================================

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              6,793,155             (550,025)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,574,325              726,970
================================================================================================================

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  9,367,480         $    176,945
================================================================================================================

            See accompanying notes to unaudited financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements at December 31, 2006 and for the periods ended December 31, 2006 and 2005 are unaudited. The consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp., a 100% subsidiary of Rand, Rand LL Holdings Corp., a 100% subsidiary of Rand and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp, Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. and Wisconsin & Michigan Steamship Company ("WMS"), a variable interest entity as discussed in Note 24. The subsidiaries, with the exception of Rand LL Holdings Corp. and Rand Finance Corp. were purchased through a Share Purchase Agreement on March 3, 2006, more fully described in the 10-KSB for the transition period ended March 31, 2006.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Rand Logistics, Inc, and its wholly owned subsidiaries (the "Company") as of December 31, 2006 and 2005 and the results of operations for the three months ended December 31, 2006 and 2005 and the nine months ended December 31, 2006 and 2005, its cash flows for the nine months ended December 31, 2006 and 2005, its stockholders' equity for the nine months ended December 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts and were valued in conjunction with establishing the March 3, 2006 purchase price. Intangible assets, except goodwill, were valued at local currency at the acquisition date. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually, including at the Company's fiscal year end using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2006, these tests indicated that goodwill was not impaired.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

Stock-based compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted such share-based payments during the three months ended December 31, 2006 and currently has no such securities outstanding. The adoption of FAS 123R did not have a material effect on the Company (see note 21).

Variable interest entities

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs). Typical types of these entities are suppliers, customers, bareboat lessors, and charter hire lessors. VIEs have been consolidated in accordance with FASB Interpretation ("FIN") 46R (see note
24).

2. RECENTLY ISSUED PRONOUNCEMENTS

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008 and is currently evaluating the impact of adopting this interpretation will have on its consolidated financial statements.

In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)." Issue No. 06-3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, did not have an impact on the Corporation's consolidated financial statements.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Corporation will initially apply SAB 108 using the retroactive method in connection with the preparation of its annual financial statements for the year ending March 31, 2007. The adoption of SAB 108 will not result in any adjustment to the Corporation's consolidated financial statements.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

                                          December 31, 2006       March 31, 2006
                                          -----------------       --------------
Prepaid insurance                           $     121,364         $     540,699
Fuel and lubricants                             1,229,880               787,461
Deposits and other prepaids                       329,476               132,107
-------------------------------------------------------------------------------
                                            $   1,680,720         $   1,460,267
===============================================================================

5. BLOCKED ACCOUNT SECURITY AGREEMENT

On August 1, 2006, Rand Finance Corp. entered into a Blocked Account Security Agreement with National Commercial Capital Company, LLC, and deposited $2,700,000 on August 1, 2006 into a blocked account. The blocked account represents amounts which may be drawn by WMS under the Senior Subordinated Note Purchase Agreement between, among others, Rand Finance Corp. and WMS. Amounts on deposit in the blocked account will become available to the Company after October 31, 2008.

6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                              December 31, 2006   March 31, 2006
                                              -----------------   --------------
Cost
     Vessels                                    $  59,198,709      $  39,643,272
     Vessel under capital lease (Note 12)           7,418,536          7,377,827
     Leasehold improvements                         1,396,518          1,387,539
     Furniture and equipment                          115,171             47,712
     Computer equipment                               160,548              9,979

--------------------------------------------------------------------------------
                                                $  68,289,482      $  48,466,329
================================================================================

Accumulated depreciation
     Vessels                                    $   3,339,600      $     253,303
     Vessel under capital lease (Note 12)             508,210             44,551
     Leasehold improvements                            95,344              7,638
     Furniture and equipment                           17,095                 --
     Computer equipment                                39,163                 --
--------------------------------------------------------------------------------

                                                $   3,999,412      $     305,492
--------------------------------------------------------------------------------

                                                $  64,290,070      $  48,160,837
================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

7. DEFERRED DRYDOCK COSTS

Deferred charges are comprised of the following:

                                          December 31, 2006       March 31, 2006
                                          -----------------       --------------

Drydock expenditures                        $   2,071,635          $   1,614,173
Accumulated amortization                          242,666                     --
--------------------------------------------------------------------------------
                                            $   1,828,969          $   1,614,173
================================================================================

8. GOODWILL AND INTANGIBLE ASSETS

Intangibles are comprised of the following:

                                                 December 31, 2006     March 31, 2006
                                                 -----------------     --------------
Goodwill                                           $   6,362,952        $   6,362,952
Intangible assets
     Deferred financing costs                      $   1,168,138        $     572,397
     Chartering agreement costs                          473,243                   --
     Trademarks, trade names                             916,386              914,968
     Non-competition agreements                        2,100,328            2,097,082
     Customer relationships and contracts             10,494,847           10,478,625

-------------------------------------------------------------------------------------
     Total identifiable intangibles                $  15,152,942        $  14,063,072
=====================================================================================

Accumulated amortization
     Deferred financing costs                      $     180,679        $          --
     Chartering agreement costs                           89,738                   --
     Trademarks, trade names                              75,778                7,083
     Non-competition agreements                          482,447               45,094
     Customer relationships and contracts                592,981               68,566
-------------------------------------------------------------------------------------
                                                       1,421,623              120,743
-------------------------------------------------------------------------------------

Total intangible assets                            $  13,731,319        $  13,942,329
=====================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

Intangible asset amortization over the next five years is estimated using the exchange rate at acquisition as follows:

2007                                                                $  1,740,073
2008                                                                   1,740,073
2009                                                                   1,337,487
2010                                                                     915,088
2011                                                                     829,094
--------------------------------------------------------------------------------
                                                                    $  6,561,815
================================================================================

9. BANK INDEBTEDNESS

At December 31, 2006, the Company was provided operating lines of credit in the amounts of $3,000,000 Cdn and $6,500,000 US (March 2006 - $2,300,000 Cdn and
$3,500,000 US) with its senior lender, and was utilizing $3,612,315 as at December 31, 2006 (March 2006 - $nil), and maintained a letter of credit of $575,000 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 2% on Canadian dollar borrowings and U.S. Base rate plus 2% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11. The effective rate at December 31, 2006 was 10.25% on the U.S. revolver and 8.00% on the Canadian revolver.

On August 1, 2006, Lower Lakes Towing Ltd., LLTC, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increased the Canadian revolving loan commitment by $700,000 Cdn. to $3,000,000 Cdn. and the U.S. revolving loan commitment by $3,000,000 to $6,500,000. In addition the total of Canadian and U.S. seasonal facilities was increased by a total of $2,000,000 to a total of $4,000,000, effective with the Amendment.

10. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                           December 31, 2006      March 31, 2006
                                           -----------------      --------------

Transaction costs                            $          --         $     779,966
Payroll                                          2,156,073               850,342
Legal and professional fees                        576,950               624,658
Interest                                            84,336               150,021
Preferred stock dividends                          290,625                90,417
Other                                              113,127               119,755
--------------------------------------------------------------------------------

                                             $   3,221,111         $   2,615,159
================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

Under the senior credit facility, the revolving credit facility expires on March 3, 2011. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) an aggregate of Cdn $530,000 per quarter shall be payable in equal quarterly instalments during the period from September 2006 through to December 2006, (ii) an aggregate of Cdn $2,544,000 shall be payable in four equal quarterly instalments of $636,000 in each of the next four years, and (iii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on March 3, 2011. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) an aggregate of US $100,000 per quarter shall be payable in quarterly instalments during the period from September 2006 through to December 2006, (ii) an aggregate of US $480,000 per annum shall be payable in four equal quarterly instalments in each of the next four years, and
(iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on March 3, 2011.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

The effective interest rate on the term loans at December 31, 2006 were 7.26% on the Canadian term loan and 8.32% on the U.S. term loan.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

                                                                                  December 31, 2006    March 31, 2006
                                                                                  -----------------    --------------
a)   Term loan bearing interest at Canadian Prime rate plus 2% or Canadian BA rate plus 3% at the Company's option. The loan is repayable over a five year term until December 2010 with current quarterly payments of
     $530,000 Cdn commencing September 2006 and increasing to $636,000 Cdn beginning with the March 2007 payment until December 2010, and the balance due March 2011. The term loan is secured by the assets of
     Lower Lakes Towing Ltd.                                                         $ 17,281,620       $ 18,150,685

b)   Term loan  bearing  interest at U.S.  Base rate plus 2% or U.S.
     LIBOR rate plus 3% at the Company's option. The loan is repayable over a five year term until December 2010 with current quarterly payments of
     $100,000 US commencing September 2006 and increasing to $120,000 US beginning with the March 2007 payment until December 2010, and the balance due March 2011. The term loan is secured by assets of
     Grand River.                                                                       3,800,012          4,000,000

c)   VIE's  subordinated note bearing Payment in Kind (PIK) interest at 10%. No principal payments until July 31, 2009, at which time the entire balance of the note and PIK interest is due.
     The note is unsecured.                                                             2,294,453                 --

d)   VIE's  senior note  bearing  interest  at a rate of 9.06%.  The note is repayable in payable in quarterly payments of $362,500, beginning on March 31, 2007, and the balance is due December 31, 2008.
     The note is secured by a mortgage on three time-chartered vessels and lien on all Wisconsin & Michigan
     Steamship Company assets.                                                         14,500,000                 --
--------------------------------------------------------------------------------------------------------------------
                                                                                     $ 37,876,085       $ 22,150,685
--------------------------------------------------------------------------------------------------------------------
     Less amounts due within 12 months                                                  4,112,941          1,772,055
--------------------------------------------------------------------------------------------------------------------
                                                                                     $ 33,763,144       $ 20,378,630
====================================================================================================================

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

The Company is required to comply with certain financial covenants under the senior and subordinated debt agreements. The Company was in compliance with these covenants as of December 31, 2006.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

Principal payments are due as follows:

2007                                                               $   4,112,941
2008                                                                  15,712,941
2009                                                                   4,957,394
2010                                                                   2,662,941
2011                                                                  10,429,868
--------------------------------------------------------------------------------
                                                                   $  37,876,085
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

The following is a schedule of the future minimum obligation of remaining annual payments under the terms of the leaseback determined using the implicit borrowing rate in the lease as of December 31, 2006 and assuming that the repurchase outlined in Note 13 is not completed and the vessel remains on charter hire:

2008                                                                $    350,000
2009                                                                     350,000
2010                                                                     350,000
2011                                                                     500,000
2012                                                                     500,000
Thereafter                                                             4,150,000

--------------------------------------------------------------------------------
Total minimum payments                                              $  6,200,000

Less: Amount representing imputed interest (at 17.2%)                  4,122,388
--------------------------------------------------------------------------------

Present value of net minimum payments (see note (a) below)          $  2,077,612
================================================================================

(a) At the inception of the transaction in 2004, the present value of the minimum lease payments exceeded the fair value of the vessel asset. In accordance with SFAS 13, the amount recorded in 2004 as the asset and the obligation was determined to be the fair value of the vessel asset in the amount of $2,200,000. The balance of the obligation as at December 31, 2006 was $2,077,612.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

         2008                                                        $   675,000
         2009                                                            675,000
         2010                                                            675,000
         2011                                                            675,000
         2012                                                            675,000
Thereafter                                                             4,050,000
================================================================================
                                                                     $ 7,425,000
================================================================================

The Company has not entered into any other significant operating leases.

14. CONTINGENCIES

Several legal claims have been filed against the Company. Most of these claims are for insignificant amounts. Given management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's solicitors, a reserve of $250,000 has been provided for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims. The company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

During the three month period ending December 31, 2006 3,820 warrants were converted to shares at a rate of $5 for total gross proceeds of $19,100.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

16. OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments.

17. INTEREST EXPENSE

Interest expense is comprised of the following:

                                    Three months     Three months       Nine months      Nine months
                                        ended           ended              ended            ended
                                    December 31,     December 31,       December 31,     December 31,
                                        2006             2005               2006             2005
-----------------------------------------------------------------------------------------------------
Bank indebtedness                   $    117,647     $         --       $    318,457     $         --
Long term debt - senior                  743,056               --          1,909,814               --
Long term debt - subordinated             57,175               --             94,453               --
Capital lease                            106,493               --            313,886               --
-----------------------------------------------------------------------------------------------------
                                    $  1,024,371     $         --       $  2,636,610     $         --
=====================================================================================================

18. SEGMENT INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

Information about geographic operations is as follows:

                           Three months      Three months          Nine months       Nine months
                              ended             ended                 ended             ended
                           December 31,      December 31,          December 31,      December 31,
                               2006              2005                  2006              2005
-------------------------------------------------------------------------------------------------
Revenues by country
    Canada                $  10,937,049     $          --         $  37,562,056                --
    United States            15,167,085                --            38,174,997                --
-------------------------------------------------------------------------------------------------
                          $  26,104,134     $          --         $  75,737,053     $          --
=================================================================================================

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

                                          December 31, 2006       March 31, 2006
-------------------------------------------------------------------------------

Property and equipment by country
    Canada                                   $ 29,549,416          $ 30,416,419
    United States                              34,740,654            17,744,418
-------------------------------------------------------------------------------
                                             $ 64,290,070          $ 48,160,837
===============================================================================

Total assets by country
    Canada                                   $ 57,298,501          $ 58,033,856
    United States                              64,933,543            28,734,980
-------------------------------------------------------------------------------
                                             $122,232,044          $ 86,768,836

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

20. EARNINGS PER SHARE

The company had a total of 8,006,777 shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 12,466,881 and 10,830,400 shares for the three and nine month periods ending December 31, 2006, based on the following additional share calculation. Warrants issued from the initial prospectus and overallotment have a dilutive effect of 2,043,772 based on the average quarterly share price as of December 31, 2006 of $6.43, and 1,473,860 based on the nine month average share price as of December 31, 2006 of $5.95. Conversion of the convertible preferred shares equates to 2,419,355 at a price of $6.20. In connection with Rand's initial public offering, Rand issued to the representative of the underwriters in the

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

initial public offering, for $100, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in Rand's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by Rand and will expire on October 26, 2009. Rand accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of Rand's initial public offering resulting in a charge directly to stockholders' equity. The underwriter options and warrants are excluded from the dilution calculation, as the exercise price of the options and warrants are in excess of that of the underlying instruments.

The Company calculates EPS based on the treasury method for outstanding warrants and on the if-converted method for the outstanding convertible preferred shares.

                                                           Three months        Three months        Nine months         Nine months
                                                              ended               ended               ended               ended
                                                           December 31,        December 31,        December 31,        December 31,
                                                               2006                2005                2006                2005
                                                           ------------        ------------        ------------        ------------
Numerator:

Net income (loss)                                          $    333,658        ($    14,589)       $  3,674,765        $     51,972

      Preferred stock dividends                                (294,370)                 --            (884,788)                 --
      Dividends paid by VIE                                    (250,000)                 --            (250,000)                 --
      Minority interest                                         442,481                  --             359,942                  --
-----------------------------------------------------------------------------------------------------------------------------------
Income available to common shareholders                    $    231,769        ($    14,589)       $  2,899,919        $     51,972
===================================================================================================================================
Denominator::

Weighted average common shares for basic EPS                  8,003,754           5,600,000           6,937,185           5,600,000
===================================================================================================================================
Effect of dilutive securities:

Total outstanding warrants                                    9,196,180           9,200,000           9,196,980           9,200,000

Exercise price                                                     5.00                5.00                5.00                5.00

Average share price during period                                  6.43                5.64                5.95                5.38
===================================================================================================================================
      Weighted average dilutive effect of warrants            2,043,772                  --           1,473,860                  --
         using treasury method
===================================================================================================================================
      Weighted average convertible preferred shares
         at $6.20 utilizing if converted method               2,419,355                  --           2,419,355                  --
===================================================================================================================================
      Weighted average common shares for diluted EPS         12,466,881           5,600,000          10,830,400           5,600,000
===================================================================================================================================
Basic EPS                                                  $       0.03        $       0.00        $       0.42        $       0.01
Diluted EPS                                                $       0.03        $       0.00        $       0.35        $       0.01
===================================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

22. EXECUTIVE COMPENSATION AWARDS

On October 18, 2006, the Company (or its subsidiary, in the case of employees of a subsidiary) awarded certain cash compensation to certain directors, officers and employees of the Company and its subsidiaries who were intended to receive warrants under an initially conceived, but abandoned, Warrant Compensation Program. The recipients are required to seek to acquire with not less than the after-tax proceeds of such awards, Company warrants in open market transactions pursuant to arrangements entered into by each recipient in accordance with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

23. PRO FORMA INFORMATION

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

                                                                       Pro Forma                        Pro Forma
                                                      Three Months    Three months    Nine months      Nine months        Year
                                                         Ended           ended           ended            ended           ended
                                                      December 31,    December 31,    December 31,     December 31,    December 31,
Selected statement of operations data                     2006            2005            2006             2005            2005
                                                      ------------    ------------    ------------     ------------    ------------
Revenue - Company operated vessels                    $ 24,766,926    $ 16,351,174    $ 70,726,155     $ 49,673,433    $ 53,819,958
Revenue - Outside voyage charter revenue                 1,337,208       1,523,481       5,010,898        4,571,465       7,420,577
-----------------------------------------------------------------------------------------------------------------------------------
                                                        26,104,134      17,874,655      75,737,053       54,244,898    $ 61,240,535
Expenses
  Outside voyage charter fees                            1,309,961       1,472,946       4,935,002        4,478,259       7,379,638
  Vessel operating expenses                             19,818,927      13,329,233      52,304,556       37,006,508      40,628,366
  Non operational repairs and maintenance                   40,314          15,543          97,062          104,172       1,625,671
-----------------------------------------------------------------------------------------------------------------------------------
                                                        21,169,202      14,817,722      57,336,620       41,588,939      49,633,675
-----------------------------------------------------------------------------------------------------------------------------------
Income before general and administrative,                4,934,932       3,056,933      18,400,433       12,655,959      11,606,860
depreciation, amortization of drydock costs and
intangibles, other income and expenses and
income taxes
-----------------------------------------------------------------------------------------------------------------------------------
  General and administrative                             1,954,780         933,464       4,913,783        2,397,210       3,276,188
  Depreciation and amortization of drydock costs
  and intangibles                                        1,839,472       1,294,823       5,078,348        3,822,428       4,972,759
  Loss on asset disposal                                        --              --              --               --         113,405
  Loss (gain) on foreign exchange                           88,680          21,235         177,958           49,274        (276,251)
-----------------------------------------------------------------------------------------------------------------------------------
                                                         3,882,932       2,249,522      10,170,089        6,268,912       8,086,101
-----------------------------------------------------------------------------------------------------------------------------------
Income before interest, other income and
expenses and income taxes                                1,052,000         807,411       8,230,344        6,387,047       3,520,759
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                 333,658         149,351       3,674,765        2,968,712         455,200
===================================================================================================================================
Net income (loss) per share - basic                   $       0.03    ($      0.07)   $       0.42     $       0.37    ($      0.13)
Net income (loss) per share - diluted                 $       0.03    ($      0.07)   $       0.35     $       0.34    ($      0.13)

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

24. MINORITY INTEREST

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

On August 1, 2006, Lower Lakes Transportation Company entered into a Time Charter Agreement (the "Time Charter Agreement") with WMS, an unaffiliated third party. Under the Time Charter Agreement, WMS makes three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE available exclusively to Lower Lakes Transportation for Lower Lakes Transportation's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and Lower Lakes Transportation has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides Lower Lakes Transportation the option of purchasing the vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the vessels. Rand and its subsidiary, Rand LL Holdings Corp., each executed separate guaranties in favor of WMS with respect to separate financial obligations of Lower Lakes Transportation under the Time Charter Agreement. At the present time the Company has no intention of exercising its purchase option under the Time Charter Agreement.

The impact on the balance sheet and income statement for the period ending December 31, 2006 is shown below.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

                                                                    Rand Logistics Inc.    Impact of FIN        Consolidated
                                                                     December 31, 2006    46R presentation   December 31, 2006
                                                                     -----------------    ----------------   -----------------
ASSETS
CURRENT

         Cash and cash equivalents                                    $   7,806,181        $  1,561,299       $   9,367,480
         Accounts receivable (Note 3)                                    13,709,530              55,951          13,765,481
         Prepaid expenses and other current assets (Note 4)               1,855,158            (174,438)          1,680,720
         Income tax receivable                                              237,795                  --             237,795
         Deferred income taxes                                            1,132,253              54,770           1,187,023
---------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                    24,740,917           1,497,582          26,238,499

BLOCKED ACCOUNT (Note 5)                                                  2,700,000                  --           2,700,000
PROPERTY AND EQUIPMENT, NET (Note 6)                                     46,082,751          18,207,319          64,290,070
DUE FROM RELATED COMPANY                                                   (130,843)            130,843                  --
DEFERRED INCOME TAXES                                                     6,894,259             185,976           7,080,235
DEFERRED DRYDOCK COSTS, NET (Note 7)                                      1,828,969                  --           1,828,969
INTANGIBLE ASSETS, NET (Note 8)                                          13,276,832             454,487          13,731,319
NOTE RECEIVABLE W&M                                                       2,242,306          (2,242,306)                 --
GOODWILL (Note 8)                                                         6,362,952                  --           6,362,952
---------------------------------------------------------------------------------------------------------------------------
 Total assets                                                         $ 103,998,143        $ 18,233,901       $ 122,232,044
===========================================================================================================================

LIABILITIES
CURRENT
         Bank indebtedness (Note 9)                                   $   3,612,315        $         --       $   3,612,315
         Accounts payable                                                 7,232,651             366,204           7,598,855
         Accrued liabilities (Note 10)                                    2,285,945             935,166           3,221,111

         Income taxes payable                                                    --              31,000              31,000
         Deferred income taxes                                              530,934                  --             530,934
         Current portion of long-term debt  (Note 11)                     2,662,941           1,450,000           4,112,941
         Current portion of long-term capital lease obligation -
         vessel lease (Note 12)                                           2,077,612                  --           2,077,612
===========================================================================================================================
Total current liabilities                                                18,402,398           2,782,370          21,184,768
LONG-TERM DEBT  (Note 11)                                                18,418,691          15,344,453          33,763,144
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                               3,000,000                  --           3,000,000
DEFERRED INCOME TAXES                                                    11,526,147              28,452          11,554,599
===========================================================================================================================
 Total liabilities                                                       51,347,236          18,155,275          69,502,511

COMMITMENTS AND CONTINGENCIES (Note 13 and 14)                                   --                  --                  --

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                  14,900,000                  --          14,900,000
     Common stock, $.0001 par value                                             801                  --                 801
     Additional Paid-in Capital                                          37,598,150                  --          37,598,150
     Accumulated surplus (deficit)                                        1,435,284              38,568           1,473,852
     Minority Interest Variable Interest Entity                                  --              40,058              40,058
     Accumulated other comprehensive loss                                (1,283,328)                             (1,283,328)
===========================================================================================================================
Total stockholders' equity                                               52,650,907              78,626          52,729,533
===========================================================================================================================
  Total liabilities and stockholders' equity                          $ 103,998,143        $ 18,233,901       $ 122,232,044
===========================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

24. MINORITY INTEREST (continued)

                                                               Rand Logistics                        Consolidated
                                                                Three Months       Consolidated      Three months
                                                                    Ended          Three months          ended
                                                                  December       Ended Impact of       December
                                                                  31, 2006           Fin 46R           31, 2006
                                                               --------------    ---------------     ------------
REVENUE                                                        $ 26,104,134       $         --       $ 26,104,134
EXPENSES

      Outside voyage charter fees (Note 16)                       1,309,961                 --          1,309,961
      Charter Hire                                                4,006,095         (4,006,095)                --
      Vessel operating expenses                                  16,291,557          3,527,370         19,818,927
      Repairs and maintenance                                        40,314                 --             40,314
      General and administrative                                  1,805,379            149,401          1,954,780
      Depreciation                                                1,093,335            314,250          1,407,585
      Amortization of drydock costs                                  82,741                 --             82,741
      Amortization of intangibles                                   424,146            (75,000)           349,146
      Loss on foreign exchange                                       88,680                 --             88,680
------------------------------------------------------------------------------------------------------------------------

                                                                 25,142,208            (90,074)        25,052,134
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND
INCOME TAXES                                                        961,926             90,074          1,052,000

OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                          631,472            392,899          1,024,371
Interest income                                                    (227,470)            92,306           (135,164)
Amortization of deferred financing costs                             82,970             59,075            142,045
------------------------------------------------------------------------------------------------------------------------
                                                                    486,972            544,280          1,031,252

INCOME BEFORE INCOME TAXES                                          474,954           (454,206)            20,748

PROVISION (RECOVERY) FOR INCOME TAXES

Current                                                                  --            (68,000)           (68,000)

Deferred                                                            (12,616)          (232,294)          (244,910)
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $    487,570       $   (153,912)      $    333,658

MINORITY INTEREST                                                        --            442,481            442,481
COMMON STOCK DIVIDENDS                                                   --           (250,000)          (250,000)
PREFERRED STOCK DIVIDENDS                                          (294,370)                --           (294,370)
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                        193,200             38,569            231,769
========================================================================================================================

Net earnings per share basic (Note 20)                         $       0.02                          $       0.03
Net earnings per share diluted                                         0.02                                  0.03
Weighted average shares - Basic                                   8,003,754                             8,003,754
Weighted average shares - Diluted                                12,466,881                            12,466,881

                                                               Rand Logistics                         Consolidated
                                                                 Nine months       Consolidated       Nine months
                                                                    ended           Nine months          ended
                                                                  December        Ended Impact of       December
                                                                  31, 2006            Fin 46R           31, 2006
                                                               --------------     ---------------     ------------
REVENUE                                                        $ 75,737,053       $         --       $ 75,737,053
EXPENSES

      Outside voyage charter fees (Note 16)                       4,935,002                 --          4,935,002
      Charter Hire                                                7,090,721         (7,090,721)                --
      Vessel operating expenses                                  46,528,012          5,776,544         52,304,556
      Repairs and maintenance                                        97,062                 --             97,062
      General and administrative                                  4,663,547            250,236          4,913,783
      Depreciation                                                3,212,875            523,716          3,736,591
      Amortization of drydock costs                                 250,806                 --            250,806
      Amortization of intangibles                                 1,215,951           (125,000)         1,090,951
      Loss on foreign exchange                                      177,958                 --            177,958
-----------------------------------------------------------------------------------------------------------------

                                                                 68,171,934           (665,225)        67,506,709
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND
INCOME TAXES                                                      7,565,119            665,225          8,230,344

OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                        1,994,009            642,601          2,636,610
Interest income                                                    (315,549)            92,306           (223,243)
Amortization of deferred financing costs                            141,867             96,554            238,421
-----------------------------------------------------------------------------------------------------------------
                                                                  1,820,327            831,461          2,651,788

INCOME BEFORE INCOME TAXES                                        5,744,792           (166,236)         5,578,556

PROVISION (RECOVERY) FOR INCOME TAXES

Current                                                             (88,000)            31,000            (57,000)

Deferred                                                          2,173,085           (212,294)         1,960,791
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $  3,659,707       $     15,058       $  3,674,765

MINORITY INTEREST                                                        --            359,942            359,942
COMMON STOCK DIVIDENDS                                                   --           (250,000)          (250,000)
PREFERRED STOCK DIVIDENDS                                          (884,788)                --           (884,788)
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                      2,774,919            125,000          2,899,919
=================================================================================================================

Net earnings per share basic (Note 20)                         $       0.40                          $       0.42
Net earnings per share diluted                                         0.34                                  0.35
Weighted average shares - Basic                                   6,937,185                             6,937,185
Weighted average shares - Diluted                                10,830,400                            10,830,400

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars unaudited)

25. SUBSEQUENT EVENTS

On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007.

Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares will vest on March 31, 2007; 25% of the Restricted Shares will vest on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company.

If the recipient's employment with the Company is terminated for "cause" as defined in the Award Agreements, or the recipient terminates his employment with the Company without "good reason" as defined in the Award Agreements, any Restricted Shares not vested prior to the date of any such termination shall immediately be canceled, with any rights or interests in and with respect to such Restricted Shares forfeited. The Company may, at its sole discretion, determine, prior to or within ninety days after the date of any such termination, that all or a portion of such unvested Restricted Shares shall not be so canceled and forfeited.

If the recipient's employment with the Company is terminated by the Company without cause, by the recipient for good reason, or as a result of death or permanent disability, 100% of the Restricted Shares awarded pursuant to the applicable Award Agreement shall become fully vested as of the date of such termination.

In the event of a "change of control" of the Company as defined in the Award Agreements, all restrictions, terms and conditions applicable to the Restricted Shares shall be deemed lapsed and satisfied as of the date of such change of control.

On February 8, 2007, the company gave notice of its intent to purchase the M/V Manistee, pursuant to a purchase, sale and leaseback agreement for a total of $2.2 million. The company expects to finance the purchase entirely through debt and expects the transaction to close before March 31, 2007.

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

      The following presentation should be read in conjunction with the financial statements and notes thereto included in, or referred to, in this report.

      Background

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

      Lower Lakes Acquisition

      On March 3, 2006, Rand, through a series of transactions, acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. and Grand River Navigation Company, Inc. As a result of such transactions each of Lower Lakes, Grand River and Lower Lakes Transportation Company, formerly a subsidiary of Lower Lakes, became indirect, wholly-owned subsidiaries of Rand. Rand paid US$10,593,748 to the sellers of Lower Lakes and Grand River (which amount was subject to a post-closing adjustment) and arranged for the repayment of indebtedness of such entities of Cdn$43,732,749 and US$5,156,945, respectively. In conjunction with the foregoing transactions, as of March 3, 2006, Rand changed its name to Rand Logistics, Inc. and changed its fiscal year to March 31.

      Rand funded the acquisition with the approximately US$24,646,000 of proceeds of its initial public offering, US$15,000,000 of proceeds of the acquisition closing date private placement of Rand's newly created series A convertible preferred stock, and proceeds of a senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and Lower Lakes Transportation.

      The shares of series A convertible preferred stock: rank senior to Rand's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of Rand common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or
8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of Rand common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of Rand if, after the third anniversary of the acquisition, the trading price of Rand's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by Rand in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with Rand's common stock; have a separate vote over certain material transactions or changes involving Rand; and are entitled to certain registration rights.

      The senior credit facility provided for (i) a revolving credit facility under which Lower Lakes may borrow up to Cdn $2,300,000 and an additional seasonal facility of US $2,000,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $3,500,000 and an additional seasonal facility of US $2,000,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes may borrow Cdn $21,200,000, and (iv) a US dollar denominated term loan facility under which Grand River may borrow US $4,000,000. Borrowings under the new senior credit facility are required to be used to refinance the borrowers' existing senior credit facility, to finance working capital and for the acquisition of the stock of the borrowers and other general corporate purposes. The full amount of both term loans was extended to the borrowers on March 3, 2006. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

      On August 1, 2006, the credit facility was amended to increase the Canadian revolving loan commitment by $700,000 Cdn. to $3,000,000 Cdn. and the U.S. revolving loan commitment by $3,000,000 to $6,500,000. In addition the total of Canadian and U.S. seasonal facilities was increased by at total of $2,000,000 to a total of $4,000,000.

      WMS Time Charter and Related Transactions

      On August 1, 2006, Lower Lakes Transportation, an indirect wholly-owned subsidiary of Rand, entered into a Time Charter Agreement with Wisconsin & Michigan Steamship Company ("WMS"), an unaffiliated third party. Under the Time Charter Agreement, WMS makes three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, available exclusively to Lower Lakes Transportation for Lower Lakes Transportation's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and Lower Lakes Transportation has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides Lower Lakes Transportation the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the vessels. Rand and its subsidiary, Rand LL Holdings Corp., each executed separate guarantees in favor of WMS with respect to separate financial obligations of Lower Lakes Transportation under the Time Charter Agreement. The Company does not presently intend to exercise its purchase option for the vessels under the Time Charter Agreement.

      Also on August 1, 2006, Rand Finance Corp., a newly-formed subsidiary of the Registrant, entered into a Senior Subordinated Note Purchase Agreement with WMS pursuant to which Rand Finance will lend WMS (i) $2,150,000 to finance, in part, WMS's acquisition of the Vessels from Oglebay Norton Marine Services Company, LLC, (ii) up to $1,650,000 for future capital expenditures relating to the vessels and (iii) up to $2,700,000 to the extent required for WMS to satisfy certain obligations of WMS to National City Commercial Capital Company, LLC, the senior lender to WMS for its purchase of the vessels from Oglebay. The loans mature on July 31, 2009 and bear interest, payable in kind, at the rate of 10% per annum. The loans are subordinate in right to repayment to WMS's obligations to its senior lender and are also subordinate in right to repayment to WMS's $2,200,000 note to Oglebay, representing a portion of the purchase price for the vessels purchased from Oglebay.

      In conjunction with the above transactions, Rand issued to a group of accredited investors in a private transaction 2,402,957 shares of its common stock for $5.41 per share, or an aggregate purchase price of approximately $13,000,000. The holders of such shares are entitled to certain registration rights with respect to such shares.

      Plan of Operation

      Rand intends to continue to pursue acquisition opportunities in an effort to diversify its investments. Rand's strategy and business model as it relates to Lower Lakes, Lower Lakes Transportation, Grand River and their respective subsidiaries, the business of which is sometimes referred to herein as the business of Lower Lakes, includes the following:

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

      Lower Lakes' operating fleet currently consists of four self-unloading bulk carriers in Canada and three self-unloading bulk carriers as well as a tug and a self-unloading barge in the U.S. Lower Lakes owns three of the Canadian flagged vessels and its wholly-owned subsidiary, Port Dover Steamship Company Inc., owns the fourth. Lower Lakes Transportation time charters the U.S. flagged vessels from Grand River and three self-unloading bulk carriers from WMS. Grand River owns two of the U.S. flagged vessels and a tug, and bareboat charters a U.S. flagged vessel (the M/V Manistee) and a barge. Grand River has the option to purchase the Manistee for US$2,200,000. On February 8, 2007, the Company gave notice of its intent to purchase the M/V Manistee. The Company expects to finance the purchase entirely through debt and expects the transaction to close before March 31, 2007.

      Lower Lakes' vessels require general maintenance and capital upgrades each year to ensure the fleet operates efficiently during the shipping season and to minimize downtime during the operating season. This work is completed during January, February, and March each year when the vessels are not active. The age of the vessels, combined with the prohibitive replacement cost of a vessel, increases the importance of having an appropriate maintenance program. Historically, the cost of winter work averages approximately $600,000 per vessel. Between 40% and 60% of the winter work projects have been expensed as maintenance expenditures, with the balance of winter work expenditures capitalized. Capitalized winter work expenditures include items such as steel replacement and engine overhauls.

      Every vessel on the Great Lakes must be dry docked, inspected, and certified every four years in Canada and five years in the U.S., although one-year extensions are frequently granted. This certification in the U.S. is known as the five-year survey. Dry docking certification entails the visual inspection and measurement of all parts of the vessel that are located underwater. Certification also requires the inspection of the internal structure of the vessel, all fuel tanks, the main deck, cargo holds, and several other parts of the vessel. Any required repairs are made at this time. In addition, it is normal to paint the underwater portion of the vessel's hull and make repairs as required to any bow or stern thrusters during the certification process. Dry docking expenses are capitalized when incurred and amortized over the benefit period, which is either four to five years for Canadian vessels or five to six years for U.S. vessels. Historically, the cost of the certification process for each vessel has averaged approximately $750,000. Such costs could be dramatically higher in the future depending on the nature of repairs required.

      Rand believes that its current cash on hand together with cash flows from operations will be sufficient to satisfy Rand's cash requirements for the foreseeable future; provided, however, that there can be no assurance that Rand will have sufficient cash to pay current dividends on the series A preferred stock, in which case such dividends would accrue in accordance with the terms of the series A preferred stock.

      Rand does not have any specific current plans to increase or decrease the number of its employees or, except as set forth above, to purchase or sell any significant equipment. However, implementation of Rand's acquisition strategy could result in a future increase in the number of its employees or future acquisitions of equipment.

      Off-Balance Sheet Arrangements

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

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      In connection with the evaluation of the Company's internal controls during the last fiscal quarter, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. The Company's independent registered chartered accounting firm, Grant Thornton LLP, has notified our audit committee that it has identified material weaknesses and significant deficiencies in the Company's internal control systems, as of May 19, 2006, the date of their internal control review, performed as a bi-product of the Company's financial statement audit.

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

      To address the material weakness and significant deficiencies, the Company has engaged an independent third party consulting firm, Control Solutions International ("CSI"), to assist management in the documentation of internal controls and processes and to prepare the Company for the eventual requirements of obtaining auditor opinions on the certification of internal control. The Company has hired a Financial Analyst in October 2006 and commenced a conversion of the accounting system in the quarter. CSI is also assisting with the documentation and segregation of duties policies in conjunction with the systems conversion, and the development of a written disaster recovery plan.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.    Description
-----------    --------------
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

10.34          Award Agreement with Jeffrey P. Botham, dated October 18, 2006
               (12)

10.34          Award Agreement with Isaac Kier, dated October 18, 2006 (12)

10.35          Award Agreement with Jonathan Brodie, dated October 18, 2006 (12)

10.33          Award Agreement with H. Cabot Lodge III, dated October 18, 2006
               (12)

10.34 Restricted Share Award Agreement with Laurence Levy, dated January 17, 2007(13)

10.35 Restricted Share Award Agreement with Edward Levy, dated January 17, 2007(13)

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

(9)   Filed herewith.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.

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


Date: February 8, 2007                              /s/ Laurence S. Levy
      -----------------                             ----------------------------
                                                    Laurence S. Levy
                                                    Chief Executive Officer


Date: February 8, 2007                              /s/ Joseph W. McHugh, Jr.
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

10.34          Award Agreement with Jeffrey P. Botham, dated October 18, 2006
               (12)

10.34          Award Agreement with Isaac Kier, dated October 18, 2006 (12)

10.35          Award Agreement with Jonathan Brodie, dated October 18, 2006 (12)

10.33          Award Agreement with H. Cabot Lodge III, dated October 18, 2006
               (12)

10.34 Restricted Share Award Agreement with Laurence Levy, dated January 17, 2007(13)

10.35 Restricted Share Award Agreement with Edward Levy, dated January 17, 2007(13)

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

(9)   Filed herewith.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.