Form 10KSB
period 2007-03-31
Rand Logistics, Inc.
filed 2007-06-29
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: March 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period ____ to _____

                        Commission File Number 000-50908

                              RAND LOGISTICS, INC.
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                 20-1195343
       (State of Incorporation)             (I.R.S. Employer Identification No.)

       461 Fifth Avenue, 25th Floor                         10017
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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

Issuer's revenues for the fiscal year ended March 31, 2007 were $ 79,185,512.

As of June 22, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $33,349,621.

As of June 22, 2007, there were 10,041,378 shares of Common Stock, $.0001 par value per share, outstanding.

Portions of Rand Logistics, Inc.'s definitive Proxy Statement for Rand Logistics, Inc.'s 2007 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after conclusion of Rand Logistics, Inc.'s fiscal year ended March 31, 2007, are incorporated by reference into Part III of this report.

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

      On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes' affiliate, Grand River Navigation Company, Inc. Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand's business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

      Rand's shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of eleven cargo-carrying vessels. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

      Lower Lakes' fleet consists of four self-unloading bulk carriers in Canada and seven self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns each of the Canadian vessels. Lower Lakes Transportation time charters four vessels in the U.S. from Grand River, which owns such U.S. flagged vessels, including the tug, and charters three vessels and the barge from third parties under charter arrangements.

      Lower Lakes is a leader in the provision of River Class bulk freight shipping services throughout the Great Lakes, operating more than one-third of all River Class vessels servicing the Great Lakes and the majority of boom-forward equipped vessels in this category. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds - offer greater accessibility for delivery of cargo to locations where only forward access is possible. Seven of the vessels used in Lower Lakes' operations are boom forward self-unloaders and four vessels are boom aft self-unloaders. River Class vessels - which represent the smaller end of Great Lakes vessels with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons - are ideal for customers seeking to move significant quantities of dry bulk product to ports which restrict non-River Class vessels due to size and capacity constraints.

      Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt. Lower Lakes' top ten customers accounted for approximately 72% of its revenue during the twelve months ended March 31, 2007. Lower Lakes is the sole-source shipping provider to several of its customers. Many of Lower Lakes' customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

      Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors:
Seaway Marine Transport and American Steamship Company. Seaway Marine Transport is a Canadian traffic and marketing partnership, which owns 22 self-unloading vessels, four of which are River Class boom forward vessels. American Steamship Company operates in the U.S. and maintains a fleet of 18 vessels, four of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price, and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.

      As of March 31, 2007, Lower Lakes had approximately 277 full-time employees, 22 of whom were shoreside and management and 255 that were operational. Approximately 49% of Lower Lakes' employees (all U.S. based Grand River Navigation crew) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good. However, Lower Lakes Transportation utilizes three vessels under the terms of a Time Charter Agreement with Wisconsin & Michigan Steamship Company, the owner of such vessels. On May 9, 2007, the officers on those vessels represented by the American Maritime Officers returned the vessels to port and began a work stoppage. Wisconsin & Michigan Steamship has informed Lower Lakes Transportation that, in its view, the work stoppage is unlawful and that Wisconsin & Michigan Steamship intends to pursue all available legal remedies to end it. Although Lower Lakes Transportation remains obligated to pay hire under the Time Charter Agreement during any work stoppage, Wisconsin & Michigan Steamship is obligated to lay up the vessels and minimize the operating and related costs incurred during such period. The work stoppage is not presently having, and is not in the immediate future expected to have, any material impact upon Lower Lakes Transportation's ability to fulfill its obligations to its customers.

      Our executive officers are Laurence S. Levy, who serves as our chairman of the board and chief executive officer; Edward Levy, who serves as our president; and Joseph W. McHugh Jr., who serves as our chief financial officer. Carol Zelinski is secretary of Rand. Rand does not at present have any other employees.

      Additional information relating to Rand's and Lower Lakes' business is included in Exhibit 99.1 to this Form 10-KSB, which is incorporated by reference herein.

ITEM 2. DESCRIPTION OF PROPERTY

      Rand maintains its executive offices at 461 Fifth Avenue, 25th Floor, New York, New York 10017 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. We pay ProChannel Management a monthly fee of $12,000 for use of Rand's executive offices in New York City. Lower Lakes currently leases the following properties:

      o Lower Lakes Towing has leased approximately 4,500 square feet of warehouse space at 207 Greenock Street, Port Dover, Ontario under a lease that expires October 2007.

      o Lower Lakes Towing has leased approximately 3,075 square feet of office space at 517 Main Street, Port Dover, Ontario that expires March 2013.

      o Lower Lakes Transportation has leased approximately 100 square feet of office space at 1207 Delaware Avenue, Suite 217, Buffalo, New York under a lease that expires March 31, 2008.

      o Grand River Navigation has leased approximately 1,000 square feet of space at 515 Moore Road, Suite 2, Avon Lake, Ohio under a lease that expires July 31, 2008.

      o Grand River Navigation has leased approximately 300 square feet at 3301 Veterans Drive. Suite 210, Traverse City, Michigan under a lease that expires September 30, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

      Our units, common stock and warrants are currently traded on the NASDAQ Capital Market under the symbols RLOGU, RLOG and RLOGW, respectively. Prior to March 7, 2007, our units, common stock and warrants were traded on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods where such securities were listed on the OTC Bulletin Board, and the high and low sales prices for each period where such securities were listed on the NASDAQ Capital Market. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                           Common Stock         Warrants             Units
                         --------------     ---------------      -------------
Quarter Ended             High     Low       High      Low        High    Low
                         -----    -----     -----     -----      -----   -----
June 30, 2005            $5.43    $5.10     $0.85     $0.68      $6.90   $6.32
September 30, 2005       $5.70    $5.55     $1.10     $1.05      $7.65   $7.65
December 31, 2005        $5.90    $5.39     $1.22     $0.85      $7.90   $7.05
March 31, 2006           $5.65    $5.05     $1.30     $0.80      $7.40   $6.50
June 30, 2006            $6.25    $5.40     $1.27     $0.70      $8.70   $7.40
September 30, 2006       $5.88    $5.30     $1.01     $0.70      $8.00   $6.90
December 31, 2006        $7.10    $5.40     $2.18     $0.76     $11.75   $7.00
March 31, 2007*          $7.20    $6.60     $2.30     $1.50     $11.47  $10.05

*Effective March 7, 2007, the Company's units, common stock and warrants ceased trading on the OTC Bulletin Board and began trading on the NASDAQ Capital Market.

Holders

      As of June 12, 2007, there was one holder of record of our units, 31 holders of record of our common stock and one holder of record of our warrants.

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

      Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was formed on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On March 3, 2006, Rand, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among Rand, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River and Lower Lakes Transportation owned by Lower Lakes at the time of the amalgamation were transferred to Rand's wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of Rand. In conjunction with the foregoing transactions, as of March 3, 2006, Rand changed its name to Rand Logistics, Inc and its fiscal year end to March 31.

      In accordance with the terms of the Stock Purchase Agreement and Redemption Agreement, respectively, Rand paid US$9,843,748 to the selling shareholders of Lower Lakes and US$750,000 to GR Holdings, Inc., and arranged for the repayment of the acquisition closing date indebtedness of such entities of Cdn$43,732,749 and US$5,156,945, respectively. The amount paid to the Lower Lakes selling shareholders reflects certain adjustments made on the acquisition closing date in accordance with the Stock Purchase Agreement. Rand funded the acquisition closing date payments with the approximately US$24,646,000 of proceeds of its initial public offering held in trust, US$15,000,000 of proceeds of the acquisition closing date issuance of Rand's newly created series A convertible preferred stock, and proceeds of the new senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and Lower Lakes Transportation.

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

      On August 1, 2006, Lower Lakes Transportation entered into a Time Charter Agreement with Wisconsin & Michigan Steamship Company ("WMS"), pursuant to which three United States flag vessels owned by WMS are available for the exclusive use of Lower Lakes Transportation. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and Lower Lakes Transportation has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides Lower Lakes Transportation the option of purchasing the vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the vessels. The Company funded its obligations under the Time Charter Agreement with US$13,000,000 of proceeds from the issuance of 2,402,957 shares of Rand's common stock sold in a private placement to institutional accredited investors, and the proceeds of the amended senior loan facility entered into on August 1, 2006 by Lower Lakes, Grand River and Lower Lakes Transportation.

      On March 23, 2007, Grand River entered into a Vessel Sale Agreement with Lake Service Shipping Co ("Lake Service"), pursuant to which Grand River purchased the M/V MANISTEE, a self-unloading bulk carrier, on an "as-is" basis, for a purchase price of $2,200,000. Grand River had previously operated the MANISTEE under a chartering agreement with Lake Service. The Company funded its obligations under the Vessel Sale Agreement through the proceeds of the amended senior loan facility entered into on March 23, 2007 by Lower Lakes Towing, Grand River and Lower Lakes Transportation.

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

      o New customer relationships and long-term contracts. Rand believes that opportunities exist to enter into additional long-term contracts with new customers. Rand believes that Lower Lakes has historically built strong relationships with its customers, who Rand believes view Lower Lakes as a strategic supplier offering lower costs and greater flexibility than the larger shipping companies; and

      o Expand existing customer relationships. In addition to gaining new customers, Rand believes opportunities exist for Rand to increase its business with existing customers.

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

      Every vessel on the Great Lakes must be dry docked, inspected, and certified every four years in Canada and five years in the U.S., although one-year extensions are frequently granted. This certification in the U.S. is known as the five-year survey. Dry docking certification entails the visual inspection and measurement of all parts of the vessel that are located underwater. Certification also requires the inspection of the internal structure of the vessel, all fuel tanks, the main deck, cargo holds, and several other parts of the vessel. Any required repairs are made at this time. In addition, it is normal to paint the underwater portion of the vessel's hull and make repairs as required to any bow or stern thrusters during the certification process. Dry docking expenses are capitalized when incurred and amortized over the benefit period, which is either four to five years for Canadian vessels or five to six years for U.S. vessels. Historically, the cost of the certification process for each vessel has averaged approximately $750,000, excluding major repairs. Such costs could be dramatically higher in the future depending on the nature of repairs required.

      On April 30, 2007, the Company entered into a Warrant Exercise Agreement with Knott Partners, LP; Knott Partners Offshore Master Fund, LP; CommonFund Hedged Equity Company; Shoshone Partners, LP; Finderne, LLC; Good Steward Trading Company SPC; and Leonard & Margaret Frierman (the "Knott Entities"), pursuant to which the Knott Entities agreed to exercise 1,504,000 of the Company's publicly traded warrants and the Company agreed to accept $4.50, rather than the $5.00 exercise price provided in the warrant, as the exercise price for each such warrant. On the same date, the Company received $6,768,000 of proceeds from the exercise of the subject warrants and the Company authorized the issuance of the 1,504,000 shares of its common stock issuable upon exercise of such warrants.

      On May 4, 2007, the Company announced that it reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until 5:00 p.m. eastern time on July 9, 2007 (the "Expiration Time"). Any and all Warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time will be accepted by Rand at the reduced exercise price, and one share of registered common stock per warrant will be issued to the exercising warrantholder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants will be reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applies to all of the Company's currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in Rand's initial public offering. Approximately 1,571,349 of the Company's warrants are held by individuals, or affiliates of individuals, who are officers, directors, employees or consultants of Rand. Each such officer, director, employee and consultant has agreed not to exercise his warrants prior to the Expiration Time.

      Rand believes that its current cash on hand, credit facility, and proceeds from warrant exercises, together with cash flows from operations of Lower Lakes, will be sufficient to satisfy Lower Lakes' and Rand's cash requirements for the foreseeable future; provided, however, that there can be no assurance that Rand will have sufficient cash to pay current dividends on the series A preferred stock, in which case such dividends would accrue in accordance with the terms of the series A preferred stock.

      Neither Rand nor Lower Lakes has any specific current plans to increase or decrease the number of its employees or to purchase or sell any significant equipment; however, implementation of Rand's acquisition strategy could result in a future increase in the number of its employees or future acquisitions of equipment.

      Off-Balance Sheet Arrangements. Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the March 31, 2007 financial statements for a discussion of outstanding options and warrants.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

      An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

2006 Internal Controls

      The Company's independent registered chartered accounting firm, Grant Thornton LLP, notified our audit committee that it had identified certain material weaknesses and significant deficiencies in the Company's internal control systems, which were identified as part of the March 31, 2006 financial statements audit.

Management Responses

      Management has responded to those material weaknesses and significant deficiencies identified as of March 31, 2006 as follows:

      o the Company established an audit committee on June 16, 2006, to increase its oversight of the disclosure and reporting processes;

      o management hired a financial analyst in October 2006 and commenced a conversion of its accounting system on January 2, 2007 which will mitigate the deficiency;

      o the Company engaged a Sarbanes-Oxley consulting firm who commenced assisting Lower Lakes in December 2006 in the documentation of improved segregation of duties, documentation of controls and the drafting of accounting policies and procedures;

      o the Company has also engaged outside consultants to develop a written disaster recovery plan which will be completed and tested in fiscal 2008 after certain planned changes are completed in the company's information technology infrastructure; and

      o the Company recently engaged an outside firm to receive and process anonymous complaints regarding accounting and financial reporting issues, which is currently being implemented.

2007 Internal Controls

      In addition, the Company's auditors notified our audit committee that it had identified material weaknesses, significant deficiency and control deficiencies in the Company's internal control systems, which were identified as part of the March 31, 2007 financial statements audit.

      The auditors identified the following material weaknesses in the Company's internal controls:

      o the Chief Financial Officer of Lower Lakes Towing Ltd. was performing the functional tasks of a systems administrator for the accounting and financial reporting system;

      o the lack of separation of duties, mitigated through policies and procedures and documented by the Sarbanes-Oxley consultant, which has not yet been approved by the Company's Board of Directors; and

      o timeliness of financial reporting due to the lack of sufficient accounting personnel.

      The auditors identified the following significant deficiency in the Company's internal controls:

      o no formal process exists to address and evaluate internal and external business risks.

      The auditors identified the following control deficiencies in the Company's internal controls:

      o no policies that require a regular review of changes to key master files (customer, vendor and employee);

      o     data backup not as effective as it could be;

      o     disaster recovery plan in draft form;

      o physical access to server and mainframe are not restricted to authorized personnel; and

      o no written approval process for capital asset expenditures in excess of budgeted amounts.

Management Responses

      Management has responded to the identified material weaknesses, significant deficiency and control deficiencies as of March 31, 2007 as follows:

      o The Company engaged a third party provider in April 2007 to provide overall information technology management and helpdesk services, which has recommended upgrades to the information technology infrastructure, communications, and security. The Company will redeploy its network, security policies and disaster recovery in July 2007. The administrative function to the server is currently being transitioned from the Lower Lakes CFO to the sole custody of the third party information technology manager as part of a new security policy;

      o The Company's Sarbanes-Oxley consultant has designed, and the Company has agreed to implement specific monitoring and compensating controls for a firm of the Company's size, which will be implemented in fiscal 2008 in conjunction with the Company's new business software;

      o In March and April 2007, management commenced the search for two additional financial analysts who will both have commenced employment in June and early July 2007 to further add accounting resources over prior year levels. Management has also commenced efforts to complete implementation in early fiscal 2008 of the upgraded financial reporting software module of the recently installed business software;

      o The Company's Sarbanes-Oxley consultant has just completed a draft of a "risk memo" after its initial documentation of internal controls which identifies the significant accounts and the risks and controls in place to mitigate those risks. The memo will be reviewed with management late June 2007 and presented to the Board in July 2007;

      o The Company recently engaged an outside firm to receive and process anonymous complaints, and that process is currently being implemented;

      o The Company has agreed to set up the controls to review the monitoring reports of changes to key master files;

      o The Company's data backup process will be strengthened, its disaster recovery formally tested, and its physical access to the server limited by a locked cabinet, after the information technology infrastructure upgrades are deployed by the third party information technology manager in July 2007;

      o Management will present an expenditure authority approval matrix which includes approvals for expenditures expected to be in excess of budgeted amounts to its Board of Directors in July 2007; and

      o The audit committee intends to evaluate the above matters, as well as possible additional changes to the Company's internal controls to address such matters.

      During the quarter ended March 31, 2007, in connection with the material weaknesses, significant deficiency and control deficiencies described above, we enhanced and commenced the enhancement of our internal controls over financial reporting as described above, which materially affected, and is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      On June 26, 2007, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company and Rand LL Holdings Corp., each subsidiaries of the Company, entered into a Fourth Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). Under the Amendment, the borrowers amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants. A copy of the Amendment is attached hereto as Exhibit 10.43 and is incorporated by reference herein.

      On June 27, 2007, Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company entered into a First Amendment Agreement to the Time Charter Guaranty, dated August 1, 2006, pursuant to which the parties amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants. A copy of the Amendment is attached hereto as Exhibit
10.44 and is incorporated by reference herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from Rand Logistics, Inc.'s Definitive Proxy Statement to be filed in connection with Rand Logistics, Inc.'s 2007 Annual Meeting of Stockholders.

Code of Ethics

      In November 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Rand Logistics, Inc., 461 Fifth Avenue, 25th Floor, New York, New York 10017.

ITEM 10. EXECUTIVE COMPENSATION

      Incorporated by reference from Rand Logistics, Inc.'s Definitive Proxy Statement to be filed in connection with Rand Logistics, Inc.'s 2007 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Incorporated by reference from Rand Logistics, Inc.'s Definitive Proxy Statement to be filed in connection with Rand Logistics, Inc.'s 2007 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      Incorporated by reference from Rand Logistics, Inc.'s Definitive Proxy Statement to be filed in connection with Rand Logistics, Inc.'s 2007 Annual Meeting of Stockholders.

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

2.3              Amendment to Stock Purchase Agreement, dated January 27, 2006.
                 (3)

2.4              Amendment to Stock Purchase Agreement, dated February 27, 2006.
                 (4)

3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006.(7)

3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006.(10)

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

10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time.(14)

10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd.(7)

10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd.(7)

10.21            Management Bonus Plan, dated March 3, 2006.(7)

10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd.(9)

10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company.(9)

10.24            Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc.
                 in favor of Wisconsin & Michigan Steamship Company.(9)

10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company.(9)

10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(9)

10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time.(9)

10.28 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy.(11)

10.29 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy.(11)

10.30 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy.(11)

10.31 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener.(11)

10.32 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr.(11)

10.33 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall.(11)

10.34 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham.(11)

10.35 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier.(11)

10.36 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie.(11)

10.37 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and H. Cabot Lodge III.(11)

10.38 Restricted Share Award Agreement, dated January 17, 2007 between Rand Logistics, Inc. and Laurence S. Levy.(12)

10.39 Restricted Share Award Agreement, dated January 17, 2007 between Rand Logistics, Inc. and Edward Levy.(12)

10.40 Vessel Sale Agreement, dated as of March 23, 2007, between Grand River Navigation Company, Inc. and Lake Service Shipping Co.(13)

10.41 Third Amendment to Credit Agreement, dated as of March 23, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time.(13)

10.42 Warrant Exercise Agreement, dated April 30, 2007, among Rand Logistics, Inc. and Knott Partners, LP, Knott Partners Offshore Master Fund, LP, CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, and Leonard & Margaret Frierman.(15)

10.43 Fourth Amendment to Credit Agreement, dated as of June 26, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender.(16)

10.44 First Amendment Agreement to Time Charter Guaranty, dated as of June 27, 2007, between Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company.(16)

14               Code of Ethics. (6)

21               Subsidiaries of Rand. (16)

23.1 Consent of Grant Thornton LLP, independent registered chartered accounting firm.(16)

23.2 Consent of Goldstein Golub Kessler LLP, independent registered public accounting firm.(16)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

99.1 Risk Factors to Annual Report of Form 10-KSB for period ended March 31, 2007.(16)

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

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.

(16)  Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Incorporated by reference from Rand Logistics, Inc.'s Definitive Proxy Statement to be filed in connection with Rand Logistics, Inc.'s 2007 Annual Meeting of Stockholders.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June 2007.

                                           RAND LOGISTICS, INC.


                                           By: /s/ Laurence S. Levy
                                               ---------------------------------
                                               Laurence S. Levy
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                           Date


/s/ Laurence S. Levy                 Chairman of the Board and     June 29, 2007
---------------------------          Chief Executive Officer
Laurence S. Levy                     (Principal Executive
                                     Officer)

/s/ Edward Levy                      President                     June 29, 2007
---------------------------
Edward Levy


/s/ Joseph W. McHugh, Jr.            Chief Financial Officer       June 29, 2007
---------------------------          (Principal Financial and
Joseph W. McHugh, Jr.                Accounting Officer)


/s/ Isaac Kier                       Director                      June 29, 2007
---------------------------
Isaac Kier


/s/ Scott Bravener                   Director                      June 29, 2007
---------------------------
Scott Bravener


/s/ H. Cabot Lodge, III              Director                      June 29, 2007
---------------------------
H. Cabot Lodge, III


/s/ Jonathan Brodie                  Director                      June 29, 2007
---------------------------
Jonathan Brodie

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and
Shareholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2007 and March 31, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year ended March 31, 2007 and the three month period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and subsidiaries as of March 31, 2007 and March 31, 2006, and the results of its operations and its cash flows for the year ended March 31, 2007 and the three month period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Hamilton, Canada
June 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rand Logistics, Inc. (formerly Rand Acquisition Corporation)

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 of Rand Logistics, Inc. (formerly Rand Acquisition Corporation) and Subsidiaries (a development stage company) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Rand Logistics, Inc. and Subsidiaries for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.


/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 3, 2006

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Balance Sheets
 (U.S. Dollars 000's)
--------------------------------------------------------------------------------

                                                                          March 31,     March 31,
                                                                             2007          2006
                                                                          ---------     ---------
ASSETS
CURRENT
        Cash and cash equivalents                                         $   7,207     $   2,574
        Accounts receivable (Note 6)                                          2,702         2,107
        Prepaid expenses and other current assets (Note 7)                    3,122         1,460
        Income taxes receivable                                                 263            --
        Deferred income taxes (Note 8)                                        1,219         1,161
-------------------------------------------------------------------------------------------------
Total current assets                                                         14,513         7,302

BLOCKED ACCOUNT (Note 5)                                                      2,700            --
PROPERTY AND EQUIPMENT, NET (Note 9)                                         66,859        48,161
DEFERRED INCOME TAXES (Note 8)                                               13,574         9,386
DEFERRED DRYDOCK COSTS, NET (Note 10)                                         5,895         1,614
INTANGIBLE ASSETS, NET (Note 11)                                             13,334        13,942
GOODWILL (Note 11)                                                            6,363         6,363
-------------------------------------------------------------------------------------------------
Total assets                                                              $ 123,238     $  86,768
=================================================================================================

LIABILITIES
CURRENT
        Bank indebtedness (Note 12)                                       $   5,097     $      --
        Accounts payable                                                     11,445         7,617
        Accrued liabilities (Note 13)                                         3,237         2,615
        Interest rate swap contract (Note 22)                                   135            --
        Income taxes payable                                                    385            51
        Deferred income taxes (Note 8)                                          589           406
        Current portion of long-term debt  (Note 14)                          4,398         1,772
        Current portion of long-term capital lease obligation - vessel
        lease (Note 15)                                                          --         2,108
-------------------------------------------------------------------------------------------------
Total current liabilities                                                    25,286        14,569

LONG-TERM DEBT  (Note 14)                                                    34,864        20,379
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 27)                                   3,000         3,000
DEFERRED INCOME TAXES (Note 8)                                               13,624        12,063
-------------------------------------------------------------------------------------------------
Total liabilities                                                            76,774        50,011
=================================================================================================

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)                                  --            --
STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value,                                   14,900        14,900
        Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)
        Common stock, $.0001 par value                                            1             1
        Authorized 50,000,000 shares, Issued and outstanding 8,127,177 shares (Note 18)
        Additional Paid-in Capital                                           38,407        24,629
        Accumulated deficit                                                  (5,947)       (1,426)
        Accumulated other comprehensive loss (Note 24)                       (1,073)       (1,347)
        Minority interest of variable interest entity (Note 28)                 176            --
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   46,464        36,757
-------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                              $ 123,238     $  86,768
=================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Operations
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

                                                                                 Three months      Year ended
                                                               Year ended        ended March      December 31,
                                                              March 31, 2007      31, 2006            2005
                                                              --------------     -----------      ------------
REVENUE                                                        $    79,186       $     1,730       $        --
--------------------------------------------------------------------------------------------------------------
EXPENSES
          Outside voyage charter fees (Note 19)                      4,935               532                --
          Vessel operating expenses                                 57,474             1,280                --
          Repairs and maintenance                                    3,382             1,196                --
          General and administrative                                 8,069             1,112               324
          Depreciation                                               5,142               305                --
          Amortization of drydock costs                                388                --                --
          Amortization of intangibles                                1,433               121                --
          Loss (gain) on foreign exchange                              128               (54)               --
--------------------------------------------------------------------------------------------------------------
                                                                    80,951             4,492               324
--------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES              (1,765)           (2,762)             (324)
--------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 20)                                           3,778               151                --
Interest income                                                       (349)             (292)             (582)
Loss on hedging transaction                                            135                --                --
Amortization of chartering agreement costs                             144                --                --
--------------------------------------------------------------------------------------------------------------
                                                                     3,708              (141)             (582)
==============================================================================================================
(LOSS) INCOME BEFORE INCOME TAXES                                   (5,473)           (2,621)              258
(RECOVERY OF) PROVISION FOR INCOME TAXES (Note 8)                   (2,160)           (1,222)              169
--------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                              $    (3,313)      $    (1,399)      $        89
==============================================================================================================
MINORITY INTEREST (Note 28)                                            224                --                --
COMMON STOCK DIVIDENDS                                                (250)               --                --
PREFERRED STOCK DIVIDENDS                                      $    (1,182)      $       (90)      $        --
==============================================================================================================
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS            $    (4,521)      $    (1,489)      $        89
==============================================================================================================
Net (loss) earnings per share basic and diluted (Note 25)      $      (.63)      $      (.27)      $       .02
==============================================================================================================
Weighted average shares basic and diluted                        7,225,083         5,600,000         5,600,000
==============================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
 (U.S. Dollars 000's)
--------------------------------------------------------------------------------

                                                                                                       Additional
                                                         Common Stock             Preferred Stock        Paid-In
                                                      Shares       Amount       Shares       Amount      Capital
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004                         5,600,000    $       1           --    $      --    $  19,884

        Net income                                         --           --           --           --           --
-----------------------------------------------------------------------------------------------------------------

Balances, December 31, 2005                         5,600,000    $       1           --    $      --    $  19,884

       Net loss                                            --           --           --           --           --
       Shares issued, net of issuance
         cost of $100                                      --           --      300,000       14,900           --
       Preferred dividend                                  --           --           --           --           --
       Proceeds of 2004 share issuance no longer
         subject to possible redemption                    --           --           --           --        4,745
       Translation adjustment                              --           --           --           --           --
       Comprehensive loss                                  --           --           --           --           --
=================================================================================================================

Balances, March 31, 2006                            5,600,000    $       1      300,000    $  14,900    $  24,629

       Net loss                                            --           --           --           --           --
       Minority Interest                                   --           --           --           --           --
       Preferred dividend                                  --           --           --           --           --
       Common stock dividend                               --           --           --           --           --
       Warrant  conversion (Note 18 (b))                3,820           --           --           --           19
       Shares issued, net of issuance
         cost of $50 (Note 18(a))                   2,402,957           --           --           --       12,950
       Restricted stock issued (Note 18(c))           120,400           --           --           --          809
       Translation adjustment                              --           --           --           --           --
       Comprehensive loss                                  --           --           --           --           --
=================================================================================================================

Balances, March 31, 2007                            8,127,177    $       1      300,000    $  14,900    $  38,407
=================================================================================================================

                                                    Accumulated    Minority       Other          Total
                                                      Surplus      Interest   Comprehensive  Stockholders'
                                                     (Deficit)        VIE     Income (Loss)     Equity
----------------------------------------------------------------------------------------------------------
Balances, December 31, 2004                          $     (26)    $      --    $      --     $  19,859

        Net income                                          89            --           --            89
----------------------------------------------------------------------------------------------------------

Balances, December 31, 2005                          $      63     $      --    $      --     $  19,948

       Net loss                                         (1,399)           --           --        (1,399)
       Shares issued, net of issuance
         cost of $100                                       --            --           --        14,900
       Preferred dividend                                  (90)           --           --           (90)
       Proceeds of 2004 share issuance no longer
         subject to possible redemption                     --            --           --         4,745
       Translation adjustment                               --            --       (1,347)       (1,347)
       Comprehensive loss                                   --            --           --        (2,746)
==========================================================================================================

Balances, March 31, 2006                             $  (1,426)    $      --    $  (1,347)    $  36,757

       Net loss                                         (3,313)           --           --        (3,313)
       Minority Interest                                   224           176           --           400
       Preferred dividend                               (1,182)           --           --        (1,182)
       Common stock dividend                              (250)           --           --          (250)
       Warrant  conversion (Note 18 (b))                    --            --           --            19
       Shares issued, net of issuance
         cost of $50 (Note 18(a))                           --            --           --        12,950
       Restricted stock issued (Note 18(c))                 --            --           --           809
       Translation adjustment                               --            --          274           274
       Comprehensive loss                                   --            --           --        (3,039)
==========================================================================================================

Balances, March 31, 2007                             $  (5,947)    $     176    $  (1,073)    $  46,464
==========================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Consolidated Statements of Cash Flows
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

                                                                                                   Three months
                                                                                  Year ended          ended           Year ended
                                                                                  March 31,          March 31,         December
                                                                                     2007              2006            31, 2005
                                                                                  ----------       ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss) income                                                          $   (3,313)       $   (1,399)       $       89
       Adjustments to reconcile net income (loss) to net cash used by operating activities
                    Depreciation and amortization of
                    drydock costs                                                      5,530               305                --
                    Amortization of intangibles and deferred
                    financing costs                                                    1,814               121                --
                    Stock-based compensation                                             722                --                --
                    Deferred income taxes, net of amounts
                    acquired                                                          (2,502)           (1,072)               --
                    Interest rate swap contract                                          135                --                --
                Changes in assets and liabilities, net of amounts acquired:
                    Accounts receivable                                                 (595)             (106)               --
                    Interest accrued on Treasury Bill                                     --                --              (707)
                    Prepaid expenses and other current assets                         (1,575)              242                40
                    Accounts payable and accrued liabilities                           4,396             2,215                30
                    Income taxes payable                                                  71               (91)               21
                    Deferred interest                                                     --              (155)              141
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       4,683                60              (386)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                            (23,481)           (1,691)               --
       Purchase price of acquired companies, net of cash
       acquired                                                                           --           (57,230)               --
       Proceeds from investment held in trust fund                                        --            24,512                --
       Deferred drydock costs                                                         (4,665)           (1,629)               --
       Chartering agreement costs                                                       (481)               --                --
       Deferred acquisition costs                                                         --             2,083              (240)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     (28,627)          (33,955)             (240)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of shares of common stock                                     13,000                --                --
     Proceeds from exercise of warrants                                                   19                --                --
     Proceeds from long-term debt                                                     16,700            22,486                --
     Long term-debt repayment                                                         (2,170)               --                --
     Debt financing costs                                                               (600)             (580)               --
     Proceeds from preferred stock issuance                                               --            15,000                --
     Preferred and common stock issuance costs                                           (50)             (100)               --
     Dividends paid                                                                   (1,227)               --                --
     Blocked account                                                                  (2,700)               --                --
     Capital lease repayment                                                          (2,108)               --                --
     Proceeds from bank indebtedness (net)                                             5,097                --                --
     Proceeds from issuance of subordinated debt                                       2,200                --                --
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      28,161            36,806                --
--------------------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                 240              (514)               --
MINORITY INTEREST                                                                        176                --                --
================================================================================================================================
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   4,633             2,397              (626)
================================================================================================================================
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,574               177               803
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                         $    7,207        $    2,574        $      177
================================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Payments for interest                                                        $    3,389        $      151        $       --
     Payments for income taxes                                                           309               243               160
NON-CASH FINANCING ACTIVITY:
     Accrual of Deferred Acquisition Costs                                                --                --             1,843

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      Rand Logistics, Inc. (the "Company") is a shipping company engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business (a "Business Combination"). On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. from the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River and Lower Lakes Transportation owned by Lower Lakes at the time of the amalgamation were transferred to the Company's wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

      In accordance with the terms of the Stock Purchase Agreement and Redemption Agreement, respectively, the Company paid US$9,844 to the selling shareholders of Lower Lakes and US$750 to GR Holdings, Inc., and arranged for the repayment of the acquisition closing date indebtedness of such entities of Cdn$43,733 and US$5,157, respectively, through capital contributions to Lower Lakes and the securing of the new senior loan facility. The Company funded the acquisition closing date payments with approximately US$24,646 of proceeds of its initial public offering held in trust, US$15,000 of proceeds of the acquisition closing date issuance of the Company's newly created series A convertible preferred stock, and proceeds of the new senior loan facility entered into on the acquisition closing date by Lower Lakes, Grand River and Lower Lakes Transportation.

      The purchase price allocation to the fair values of assets and liabilities acquired after the existing long-term debt of Lower Lakes was extinguished is as follows:

      Purchase price                                                   $ 57,730
                                                                       --------

      Cash acquired                                                         500
      Current assets                                                      5,009
      Capital assets                                                     47,042
      Other assets                                                        9,605
      Goodwill                                                            6,363
      Other identifiable intangible assets                               13,763
      Current liabilities                                                (6,545)
      Long-term liabilities, including acquired management bonus plan   (18,007)
                                                                       --------
                                                                       $ 57,730
                                                                       --------

      The Company changed its fiscal year end from December 31 to March 31, effective March 3, 2006. This report includes operations for the year ended March 31, 2007, and the three month period ended March 31, 2006 of Rand Logistics, Inc., including the activities of the acquired companies described above from March 3, 2006 to March 31, 2006, and the pre-acquisition year ended December 31, 2005.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company ("WMS"), a variable interest entity as discussed in Note 28. On February 28, 2007, Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. was amalgamated under Canadian law with Lower Lakes Towing Ltd. and the newly amalgamated Lower Lakes Towing Ltd. is a 100% subsidiary of Rand LL Holdings Corp.

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets for the acquired subsidiaries.

      Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers (62%) (2006 86%) with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance of 38% at March 31, 2007 (2006 - 14%). The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $50 in 2007 (2006-nil, 2005-nil). The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

      The Company had two major customers in excess of 10% of revenue in 2007, one customer in excess of 10% of revenue in the three month period in 2006 and no customers above 10% of revenues in 2005. The customers in excess of 10% of revenue accounted for 38%, 50% and nil % of net sales, in the periods ended 2007, 2006 and 2005 respectively.

      Revenue recognition

      The Company generates revenues from freight billings under contracts of affreightment (voyage charters) on a rate per ton basis. Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination, the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured. Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are insignificant and amount to less than 1% of total revenues for the periods presented.

      The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. In addition, revenues are presented on a gross basis in accordance with the guidance in EITF 06-3, "Reporting Revenue Gross as a Principal versus Net as an Agent." Costs for subcontracted freight providers, presented as "Outside voyage charter fees" on the statement of operations are recognized ratably over the voyage.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts and were valued in conjunction with establishing the March 3, 2006 purchase price. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. In 2007 and 2006, these tests indicated that goodwill was not impaired. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. These costs are being amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

      Trademarks and trade names                10 years straight-line
      Non-competition agreements                 4 years straight-line
      Customer relationships and contracts      15 years straight-line
      Chartering agreement costs                29 months (term of Chartering
                                                agreement)

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Impairment of long-lived assets

      Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values. The Company determines fair value of goodwill by evaluating the fair value of the acquired business as well as using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill. This requires the Company to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's services and future market conditions. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

      Repairs and maintenance

      The Company's vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season. The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive. The Company expenses such routine repairs and maintenance costs. Significant repairs to the Company's vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel or leasehold improvements to a vessel leased under time charter agreement.

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

      Foreign currency translation

      The Company uses the U.S. Dollar as its reporting currency. The functional currency of Lower Lakes Towing Ltd. is the Canadian dollar. The functional currency of the Company's U.S. subsidiaries is the U.S. Dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods. Components of shareholders' equity are translated at historical rates. Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive loss.

      Advertising costs

      The Company expenses all advertising costs as incurred. These costs are included in administration costs and were insignificant during the periods presented.

      Benefit plans

      The Company contributes to employee Registered Retirement Savings Plans in Canada and 401K plans in the United States. Contributions are expensed in operating expenses when incurred. The Company made contributions of $266 in 2007 and $6 in 2006.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Estimates and measurement uncertainty

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

      Stock-based compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date. Under this method we will recognize compensation expenses for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding after the effective date as the remaining service is rendered. The Company granted Restricted stock to two key executives on January 17, 2007 (see note 18). The Company recorded $722 in compensation expenses in connection with restricted stock awards to certain officers on January 17, 2007. The compensation expense will be based on the grant-date fair value.

      Variable interest entities

      Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation ("FIN") 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 28). One VIE has been identified and consolidated in accordance with FIN 46R.

3.    RECENTLY ISSUED PRONOUNCEMENTS

      Accounting for uncertainty in income taxes

      In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 - Accounting for Uncertainty in Income Taxes ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 - Accounting for Income Taxes. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal 2008 and is currently evaluating the impact of adopting this interpretation on its consolidated financial statements.

      Fair value measurement

      In September 2006, the FASB issued FASB Statement 157, "Fair Value Measurements", for fiscal years beginning after November 15, 2007. The Company will be required to adopt this standard for the fiscal year March 31, 2009 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

      Fair value option for financial assets and financial liabilities

      In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 requires all companies the option to irrevocably elect to report recognized financial assets and liabilities at fair value on a contract-by-contract basis. Effective as of the beginning of the first fiscal year that begins after November 15, 2007, the company has the option of early adoption, provided the company also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company has recorded a liability for an interest rate contract entered into by the VIE of $135 in the year ended March 31, 2007 (2006-nil, 2005-nil).

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

3.    RECENTLY ISSUED PRONOUNCEMENTS (continued)

      Presentation of Taxes Collected from Customers (Gross Versus Net)

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

      Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

      In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Corporation applied SAB 108 using the retroactive method in connection with the preparation of its annual financial statements for the year ending March 31, 2007. The adoption of SAB 108 did not result in any adjustment to the Corporation's consolidated financial statements.

4.    CONDENSED FINANCIAL DATA - MARCH 31, 2005 (UNAUDITED)

      The Condensed Financial Data for the three months ended March 31, 2005 is as follows:

                                                                 (Unaudited)
                                                              Three months ended
      STATEMENT OF OPERATIONS:                                  March 31, 2005
                                                              ------------------

      Revenue                                                       $  --
      General and administrative expenses                              68
      Interest income                                                (112)
      Provision for income taxes                                        7
      --------------------------------------------------------------------------
      Net Income                                                    $  37
      Net earnings per share basic and diluted                      $0.01

      STATEMENT OF CASH FLOWS
      Cash flow provided by (used for)
      Operating activities                                          $ (76)
      Investing activities                                             --
      Financing activities                                             --

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

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

6.    ACCOUNTS RECEIVABLE

      Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $50 for the year ended March 31, 2007 (2006 - nil). The allowance for doubtful accounts reflects estimates of probable losses in trade receivables. The Company manages and evaluates the collectibility of its trade receivables as follows. Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified that when they are contacted by such customers for a future delivery to ensure any past due amounts are paid before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                                     March 31,     March 31,
                                                       2007          2006
                                                     ---------     ---------

      Prepaid insurance                               $  207        $  541
      Fuel and lubricants                              1,364           787
      Deposits and other prepaids                      1,551           132
      ----------------------------------------------------------------------
                                                      $3,122        $1,460
      ======================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

8.    INCOME TAXES

      The components of the provision for (recovery of) income taxes are as follows:

                                                  Three months    Year ended
                                   Year ended        ended       December 31,
                                 March 31, 2007  March 31, 2006      2005
                                 --------------  --------------  ------------
      Current
        Federal                      $    --        $  (149)       $   104
        State and Local                  (76)            (2)            65
        Foreign                          353             --             --
      Deferred:
        Federal                       (2,670)          (537)            --
        State and Local                 (290)          (115)            --
        Foreign                          523           (419)            --
      -----------------------------------------------------------------------
                                     $(2,160)       $(1,222)       $   169
      =======================================================================

      The total provision for income taxes differs from that amount which would be computed by applying the Canadian and U.S. Federal income, provincial and state tax rates to income before provision for income taxes as follows:

                                               Year         Three months     Year ended
                                               ended            ended        December 31,
                                           March 31, 2007  March 31, 2006        2005
                                           --------------  --------------    ------------
      Statutory federal income tax rate          34.0%           34.0%           34.0%
      State and foreign income taxes              8.6%            3.2%           16.6%
      Other permanent differences and
       adjustments                               (3.1%)           9.5%           15.0%
      -----------------------------------------------------------------------------------
      Effective income tax rate                  39.5%           46.7%           65.6%
      ===================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

8.    INCOME TAXES (continued)

      The significant components of current deferred tax assets and liabilities are as follows:

                                              March 31, 2007      March 31, 2006
                                              --------------      --------------
      Current asset:
      Accrued liabilities not yet
        deductible for tax                     $      1,219         $    1,161
      --------------------------------------------------------------------------
      Total current deferred tax asset         $      1,219         $    1,161
      --------------------------------------------------------------------------
      Current liability:
        Drydock tax reserve                             589                406
      --------------------------------------------------------------------------
      Total current deferred tax liability     $        589         $      406
      --------------------------------------------------------------------------
             Net current deferred asset        $        630         $      755
      Valuation allowance                                 -                  -
      ==========================================================================
      Total current deferred tax asset         $        630         $      755
      ==========================================================================

      The significant components of long-term deferred tax assets and liabilities are as follows:

                                               March 31, 2007     March 31, 2006
                                               --------------     --------------
      Long-term deferred tax assets
        Operating loss carry forwards            $    13,574       $     8,444
        Unpaid Interest                                    -               942
      --------------------------------------------------------------------------
                                                 $    13,574       $     9,386
      Valuation allowance                                  -                 -
      --------------------------------------------------------------------------
      Net long-term deferred tax asset           $    13,574       $     9,386
      --------------------------------------------------------------------------
      Long-term deferred tax liabilities
        Separately identifiable Intangibles      $     3,711       $     4,792
      Depreciation and drydock expenses                9,913             7,271
      --------------------------------------------------------------------------
      Total long-term deferred tax liability     $    13,624       $    12,063
      ==========================================================================
      Net long-term deferred tax liability       $        50       $     2,677
      ==========================================================================

      The measurement of the aggregate deferred tax assets is adjusted by a valuation allowance to recognize tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Based on the weight of evidence regarding recoverability of the Company's tax assets, no valuation allowance for 2007 or 2006 has been recorded.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

8.    INCOME TAXES (continued)

      The Company has combined income tax loss carry forwards of approximately $38,332 which expire as follows:

      --------------------------------------------------------------------------
      Expiry year                          Canada     United States      Total
      --------------------------------------------------------------------------
      2009                                $   2,175     $      --      $   2,175
      2010                                    4,939            --          4,939
      2014                                    3,933            --          3,933
      2015                                      508            --            508
      2020                                       --           217            217
      2021                                       --           126            126
      2023                                       --           450            450
      2024                                       --           891            891
      2025                                       --         2,093          2,093
      2026                                    4,361         2,531          6,892
      2027                                       --        12,719         12,719
      2028                                    3,389            --          3,389
      --------------------------------------------------------------------------
      TOTAL                               $  19,305     $  19,027      $  38,332
      ==========================================================================

9.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                 March 31, 2007   March 31, 2006
                                                 --------------   --------------

      Cost
        Vessels                                      $70,543         $39,643
        Vessel under capital lease (Note 15)              --           7,378
        Leasehold improvements                         1,397           1,388
        Furniture and equipment                          116              48
        Computer equipment and purchased software        229              10
      --------------------------------------------------------------------------
                                                     $72,285         $48,467
      ==========================================================================
      Accumulated depreciation
        Vessels                                      $ 5,204         $   253
        Vessel under capital lease (Note 15)              --              45
        Leasehold improvements                           125               8
        Furniture and equipment                           24              --
        Computer equipment and purchased software         73              --
      --------------------------------------------------------------------------
                                                     $ 5,426         $   306
      --------------------------------------------------------------------------
                                                     $66,859         $48,161
      ==========================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

10.   DEFERRED DRYDOCK COSTS

      Deferred charges are comprised of the following:

                                               March 31, 2007   March 31, 2006
                                               --------------   --------------

      Drydock expenditures                         $ 6,279         $ 1,614
      Accumulated amortization                         384              --
      ------------------------------------------------------------------------
                                                   $ 5,895         $ 1,614
      ========================================================================

11.   INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                               March 31, 2007   March 31, 2006
                                               --------------   --------------

      Intangible assets
         Deferred financing costs                  $ 1,172         $   572
         Trademarks, trade names                       922             915
         Non-competition agreements                  2,114           2,097
         Customer relationships and contracts       10,563          10,479
         Chartering agreement costs                    481              --
      ------------------------------------------------------------------------
         Total Identifiable Intangibles            $15,252         $14,063
      ------------------------------------------------------------------------
      Accumulated amortization
         Deferred financing
      costs                                        $   270         $    --
         Trademarks, trade names                        99               7
         Non-competition agreements                    632              45
         Customer relationships and contracts          773              69
         Chartering agreement costs                    144              --
      ------------------------------------------------------------------------
                                                     1,918             121
      ------------------------------------------------------------------------
      Total intangible assets                      $13,334         $13,942
      ========================================================================
      Goodwill                                     $ 6,363         $ 6,363
      ========================================================================

      Intangible asset amortization over the next five years is estimated as follows:

                2008                                         $  1,943
                2009                                            1,894
                2010                                            1,143
                2011                                              921
                2012                                              803
            ---------------------------------------------------------
                                                             $  6,704
            =========================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

12.   BANK INDEBTEDNESS

      At March 31, 2007, the Company had authorized operating lines of credit in the amounts of $3,000 CDN and $6,500 US (2006 - $2,300 CDN and $3,500 US)
      with its senior lender, and was utilizing $5,097 (the maximum available under the lines of credit based on accounts receivable balances as at March 31, 2007 (2006 - $nil)), and maintained a letter of credit of $575 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 1.5% or Canadian 30 day BA rate plus 2.5% on Canadian dollar borrowings and U.S. Base rate plus 1.5% or LIBOR plus 2.5% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 13. The effective interest rates on the operating lines of credit at March 31, 2007 were 7.35% on the Canadian term loan and 8.32% on the U.S. operating line of credit.

13.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                                  March 31,      March 31,
                                                     2007           2006
                                                  ---------      ---------

      Transaction costs                           $      --      $     780
      Payroll                                         2,097            850
      Professional fees                                 689            625
      Interest                                           99            150
      Preferred stock dividends                         296             90
      Other                                              56            120
                                                  ------------------------
                                                  $   3,237      $   2,615
      ====================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

14.   LONG-TERM DEBT

      On March 3, 2006, Lower Lakes Towing Ltd.,, Lower Lakes Transportation and Grand River as borrowers, entered into the Credit Agreement which provides for a senior credit facility with General Electric Capital Corporation and a Canadian affiliate, as agent and as a lender. On August 1, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increased the maximum available under the operating lines of credit described in
      Note 12. On February 28, 2007 the parties to the Credit Agreement entered into a Second Amendment of the Credit Agreement to permit the amalgamation of two Canadian subsidiaries. On March 23, 2007, a Third Amendment, permitting the acquisition of the Manistee, was made to the Credit Agreement. On June 27, 2007, each of the parties to the Credit Agreement entered into a Fourth Amendment. The Fourth Amendment permitted all Fiscal 2007 capital expenditures, and allowed certain time charter expenses to be excluded from EBITDA, in the financial covenant calculations within the Credit Agreement.

      The senior credit facility as amended provides the operating line of credit described in Note 12, (a) a Canadian dollar denominated term loan facility under which Lower Lakes borrowed Cdn $21,200, and (b) a US dollar denominated term loan facility under which Grand River borrowed US $6,200. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

      Obligations under the senior credit facility are collateralized by a first priority lien and security interest on all of the borrowers' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, and a pledge by Rand LL Holdings Corp. of all of the outstanding capital stock of Lower Lakes Transportation and Grand River and 65% of the outstanding capital stock of Lower Lakes Towing Ltd.. In addition, all obligations under the senior credit facility will also be secured by a pledge, with limited exception, of all the outstanding capital stock of the borrowers' subsidiaries. The indebtedness of each borrower under the credit facility is unconditionally guaranteed by each other borrower and by Rand LL Holdings Corp. and such guaranty is secured by a lien on substantially all of the assets of each borrower and Rand LL Holdings Corp.

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

      The senior credit facility contains certain covenants, including those limiting borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature or its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the senior credit facility requires the borrowers to maintain certain financial ratios. Failure of the borrowers to comply with any of these covenants or financial ratios could result in the loans under the senior credit facility being accelerated. The Company is in compliance with those covenants.

      Senior debt instrument (a) is collateralized by a first charge against all property, a general security agreement over inventory and equipment, marine mortgages on all vessels owned by the Company and its affiliates as well as assignment of contracts of affreightment and insurance. Senior debt instrument (b) is collateralized by assets of Grand River, a marine mortgage and collateral marine agreement covering the vessels owned by Grand River.

      The effective interest rates on the term loans at March 31, 2007 were 7.35% on the Canadian term loan and 8.32% on the U.S. term loan.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

14.   LONG TERM DEBT (continued)

                                                                                 March 31, 2007     March 31, 2006
                                                                                 --------------     --------------
      a)   Term loan bearing  interest at Canadian Prime rate plus 1.5%
           or Canadian BA rate plus 2.5% at the Company's  option.  The loan is repayable  over a five year term until December 2010 with  current  quarterly  payments  of $530  Cdn  commencing
           September  2006 and  increasing to $636 Cdn  beginning  with the March 2007 payment until  December 2010, and the balance due  March  2011.  The term  loan is  collateralized  by the
           assets of Lower Lakes Towing Ltd.                                      $    16,892        $    18,151

      b)   Term loan  bearing  interest at U.S.  Base rate plus 1.5% or
           U.S.  LIBOR  rate plus  2.5% at the  Company's  option.  The loan is repayable  over a five year term until December 2010 with  current  quarterly  payments  of  $100  US  commencing
           September  2006  and  increasing  to $120 US in  March  2007 and  $186 US  beginning  with the June  2007  payment  until
           December  2010,  and the balance  due March  2011.  The term
           loan is collateralized by assets of Grand River.                            5,880              4,000

      c)   VIE's  subordinated  note  bearing  Payment  in  Kind  (PIK)
           interest  at 10%.  No  principal  payments  until  July  31,
           2009,  at which time the entire  balance of the note and PIK
           interest is due.  The note is unsecured. (Note 28)                          2,352                 --

      d)   VIE's senior note bearing  interest at a rate of 9.06%.  The note is repayable in payable in quarterly  payments of $362, beginning  on  March  31,  2007,  and  the  balance  is  due
           December  31,  2008.  The  note  is   collateralized   by  a
           mortgage  on three  time-chartered  vessels  and lien on all
           Wisconsin & Michigan Steamship Company assets.                             14,138                 --
      ---------------------------------------------------------------------------------------------------------
                                                                                  $   39,262         $   22,151

           Less amounts due within 12 months                                           4,398              1,772
      ---------------------------------------------------------------------------------------------------------
                                                                                  $   34,864         $   20,379
      =========================================================================================================

      Principal payments are due as follows:

      2008                                                     $  4,398
      2009                                                       15,635
      2010                                                        5,299
      2011                                                       13,930
      -----------------------------------------------------------------
                                                               $ 39,262
      =================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

15.   LONG-TERM CAPITAL LEASE OBLIGATION - VESSEL LEASE

      In 2004, Grand River entered into a sale and bareboat charter arrangement (sale leaseback) transaction involving the M/V Manistee vessel. The agreement included an option by the Company to repurchase the M/V Manistee vessel and a put option by the purchaser and the leaseback was classified as a capital lease under Statement of Financial Accounting Standards 13, "Accounting for Leases," ("SFAS 13"). Consistent with the requirements of Statement of Financial Accounting Standards 28, "Accounting for Sales with Leasebacks, an amendment of FASB Statement No. 13," no gain was recorded on the transaction.

      On March 23, 2007, the Company purchased the vessel for $2,200 with proceeds of long-term debt and terminated the capital lease obligation.

16.   COMMITMENTS

      The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

                    2008                                       $    675
                    2009                                            675
                    2010                                            675
                    2011                                            675
                    2012                                            675
            Thereafter                                            4,050
            ===========================================================
                                                               $  7,425
            ===========================================================

      The Company has not entered into any other significant operating leases.

17.   CONTINGENCIES

      Several legal claims have been filed against the Company. Most of these claims are for insignificant amounts. Given Management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's outside counsel, a provision of $250 has been recorded for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims. The Company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

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

      No warrants will be exercisable unless at the time of exercise a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the agreement, the Company has agreed to meet these conditions and use its best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants. However, the Company cannot assure that it will be able to do so. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. The Company is not obligated to incur any liquidation damages or penalties in connection with the exercise of the warrants.

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

      EarlyBirdCapital, who acted as the representative to the underwriters in connection with the Company's initial public offering, holds an underwriter's option to purchase up to 300,000 units at a purchase price of $9.90 per unit. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25. If the option is exercised in full, the Company would receive gross proceeds of $2,970 and issue an additional 300,000 units consisting of 300,000 shares of the Company's common stock and 600,000 warrants. If all of these warrants are exercised, the Company would issue an additional 600,000 shares of our common stock and receive additional gross proceeds of $3,750. The Company estimated that the fair value of this option at the date of grant was approximately $558 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

      EarlyBirdCapital's option was purchased for a de minimis amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter's option expires on October 12, 2009.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

18.   STOCKHOLDERS' EQUITY (continued)

      On March 3, 2006 the Company's Certificate of Incorporation was amended and restated to, among other things, increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 50,000,000 shares.

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors.

      On March 3, 2006, pursuant to the terms of the Preferred Stock Purchase Agreement, dated September 2, 2005, by and among the Company and Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP and Good Steward Fund Ltd., Bay II Resources Partners, Bay Resources Partners L.P., Bay Resources Partners Offshore Fund Ltd. and Thomas E. Claugus, Rand issued 300,000 shares of its series A convertible preferred stock for an aggregate purchase price of $15,000. Issuance costs of $100 were incurred, generating proceeds net of issuance costs of $14,900.

      The shares of series A convertible preferred stock: rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2007 was $296 (2006 - $90, 2005
      - nil).

      (a) On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

      (b) During the year ended March 31, 2007, 3,820 warrants were converted to shares at a rate of $5 per warrant for total gross proceeds of $19.

      (c) On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company recorded expense of $722 in the year ended March 31, 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares will vest on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

18.   STOCKHOLDERS' EQUITY (continued)

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

      The following table summarizes information about time-based restricted stock awards:

                                                                      Year ended
                                                                  March 31, 2007
                                                                  --------------
      Outstanding on April 1, 2006                                            --
        Granted                                                          120,400
        Released                                                              --
        Cancelled / forefeited                                                --
      --------------------------------------------------------------------------
      Outstanding on March 31, 2007                                      120,400
      ==========================================================================

      The values of time based restricted stock awards at March 31, 2006 and December 31, 2005 are nil. The total number of the above stock awards that have vested at March 31, 2007 is 12,900.

      The following continuity schedule summarizes outstanding share purchase warrants:

                                                                                           Cumulative
                                                                                        proceeds from
                                                                         Exercise         exercise of
                                                Outstanding warrants        Price            warrants
                                                -----------------------------------------------------
      Balance December 31, 2004                            9,200,000                       $
        Issued                                                    --
        Exercised                                                 --
      Balance, December 31, 2005                           9,200,000
        Issued                                                    --
        Exercised                                                 --
      Balance March 31, 2006                               9,200,000
        Issued                                                    --
        Exercised                                             (3,820)        $5.00                 19
      -----------------------------------------------------------------------------------------------
      Balance March 31, 2007                               9,196,180                       $       19
      ===============================================================================================

19.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments made by the Company's operated vessels.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

20.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                                                  Three months
                                                   Year ended        ended
                                                 March 31, 2007  March 31, 2006
                                                 --------------  --------------
      Bank indebtedness                             $    448        $      2
      Amortization of deferred finance costs             237              --
      Long-term debt - senior                          2,627             135
      Long-term debt - subordinated                      152              14
      Long-term debt - capital lease                     314              --
      -------------------------------------------------------------------------
                                                    $  3,778        $    151
      =========================================================================

      The balances for the year ended December 31, 2005 were nil.

21.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                                                   Three months
                                                   Year ended         ended
                                                 March 31, 2007  March 31, 2006
                                                 --------------  --------------
      Revenues by country
        Canada                                      $ 38,869        $  1,158
        United States                                 40,317             572
      -------------------------------------------------------------------------
                                                    $ 79,186        $  1,730
      =========================================================================

      Net Income (Loss) by country
        Canada                                      $  2,061        $   (567)
        United States                                 (6,582)           (922)
      -------------------------------------------------------------------------
                                                    $ (4,521)       $ (1,489)
      =========================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized. The balances for the year ended December 31, 2005 were nil.

                                                 March 31, 2007  March 31, 2006
                                                 --------------  --------------
      Property and equipment by
      country
        Canada                                      $ 30,612        $ 30,417
        United States                                 36,247          17,744
      -------------------------------------------------------------------------
                                                    $ 66,859        $ 48,161
      =========================================================================

      Total assets by country
        Canada                                      $ 56,652        $ 58,033
        United States                                 66,586          28,735
      -------------------------------------------------------------------------
                                                    $123,238        $ 86,768
      =========================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

22.   FINANCIAL INSTRUMENTS

      Fair value of financial instruments

      Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, capital lease (2006), income taxes and accrued liabilities and bank indebtedness. The estimated fair values of cash, accounts receivable, accounts payable, long-term debts, capital lease (2006), income taxes and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates. The Company has recorded a liability of $135 for an interest rate swap contract entered into by the VIE.

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

      Credit risk

      Accounts receivable credit risk is mitigated by the dispersion of the Company's customers among industries and the short shipping season. The period ending March 31, 2007 included two customers that accounted for 38% of sales generated during the period. The period ending March 31, 2006 is not indicative of a full year of operations, as one customer generated 50% of sales during the three month winter period (2005-nil).

23.   ECONOMIC DEPENDENCE

      The Company derived $30,331 or 38% (2006 - $866 or 50% from one customer and 2005 - $nil) of its revenue from two customers during the period.

24.   ACCUMULATED OTHER COMPREHENSIVE LOSS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive loss is reflected in the consolidated statement of changes in shareholders' deficiency. The components of, and changes in, comprehensive loss and accumulated other comprehensive loss consist of translation adjustments arising from the translation of the parent Company accounts from Canadian dollar functional currency to U.S. Dollar reporting currency. Included in comprehensive loss and accumulated other comprehensive loss are the effects of foreign currency translation adjustments of $274 income (2006 - $1,347 loss, 2005
      - nil).

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

25.   EARNINGS PER SHARE

      The Company had a total of 8,127,177 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The March 31, 2007 fully diluted calculation utilizes a total of 17,054,715 shares based on the following calculations. Warrants issued from the initial prospectus and overallotment converts to 7,410,277 common shares based on the average annual share price of $6.21 and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company's initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in the Company's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The underwriter options and warrants are excluded from the dilution calculation on an annual basis as the exercise price of $6.25 exceeded the annual average price of $6.21.

                                                Year ended         Three months         Year ended
                                                 March 31,        ended March 31,      December 31,
                                                   2007                2006                2005
                                                   ----                ----                ----
      Numerator:
      Net (loss) income                        ($     3,313)       ($     1,399)       $         89
           Preferred stock dividends                 (1,182)                (90)                 --
           Dividends paid by VIE                       (250)                 --                  --
           Minority interest                            224                  --                  --
      ---------------------------------------------------------------------------------------------
      Income (loss) available to common
      shareholders                             ($     4,521)       ($     1,489)       $         89
      =============================================================================================
      Denominator:
      Weighted average common shares for
      basic EPS                                   7,225,083           5,600,000           5,600,000
      ---------------------------------------------------------------------------------------------
      Effect of dilutive securities:
      Total  outstanding warrants                 9,196,180           9,200,000           9,200,000
      Average exercise price                   $       5.00        $       5.00        $       5.00
      Average price during period              $       6.21        $       5.46        $       5.37
      ---------------------------------------------------------------------------------------------
      Weighted average warrants                   7,410,277           8,424,908                  --
      ---------------------------------------------------------------------------------------------
      Weighted average convertible
      preferred shares at $6.20                   2,419,355           2,419,355                  --
      ---------------------------------------------------------------------------------------------
      Weighted average common shares for
      diluted EPS                                17,054,715          16,444,263           5,600,000
      =============================================================================================
      Basic EPS                                ($      0.63)       ($      0.27)       $       0.02
      Diluted EPS                              ($      0.63)       ($      0.27)       $       0.02
      =============================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

26.   RELATED PARTY TRANSACTIONS

      The Company presently occupies office space provided by companies controlled by either our chief executive officer or our president. Such related parties have agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay such affiliates $7.5 per month for such services commencing on the effective date of the initial public offering until such executive offices were moved to another office in October 2006. The Company agreed to pay such affiliates $12K per month effective October 16, 2006, such that total lease expense for the year paid to such affiliates was $115. Deposits relating to the rental of the new location amounting to $62 were paid during the year. The Company reimbursed such affiliates for certain out of pocket costs of $17 relating to the move, certain operating expense, and certain legal costs of the lease and license agreements. The statement of operations for the year ended March 31, 2007, the three month period ended March 31, 2006, and the year ending December 31, 2005 include $132, $23, $90, respectively, related to this agreement.

27.   MANAGEMENT BONUS PROGRAM

      On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program ("the Program"), the participants of which are employed by Lower Lakes or its affiliates. Participants are eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards will be settled on July 31, 2008 and may be settled in cash and/or shares of the Company's common stock, or any combination thereof, all in the discretion of the plan administrator, and shall be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of the Company's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of the Company, on each of March 31, 2006, 2007 and 2008, each participant then employed by the Company or one of its affiliates shall vest into one-third of such participant's plan account balance. The Company shall grant registration rights to any participant that is issued shares of the Company's common stock in settlement of an award under the Management Bonus Program.

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

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

28.   MINORITY INTEREST

      In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN 46R. WMS has been determined to be a VIE and, as such, has been consolidated in accordance with FIN-46R. The Company does not have any ownership interest in WMS and as a result 100% of the equity is shown as minority interest.

      On August 1, 2006, Lower Lakes Transportation Company ("LLTC"), an indirect wholly-owned subsidiary of the Company, entered into a Time Charter Agreement (the "Time Charter Agreement") with WMS, an unaffiliated third party. Under the Time Charter Agreement, WMS will make three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and LLTC has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels. Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guaranties in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement.

      The impact on the balance sheet and income statement for the period ending March 31, 2007 is shown below. There is no impact on the March 31, 2006 and December 31, 2005 comparative figures.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

28.   MINORITY INTEREST (continued)

                                                                Rand Logistics, Inc.   Impact of FIN         Consolidated
                                                                   March 31, 2007     46R presentation      March 31, 2007
                                                                --------------------  ----------------      --------------
ASSETS
CURRENT
         Cash and cash equivalents                                  $     6,646          $       561          $     7,207
         Accounts receivable (Note 6)                                     2,632                   70                2,702
         Prepaid expenses and other current assets (Note 7)               3,125                   (3)               3,122
         Income tax receivable                                              263                   --                  263
         Deferred income taxes (Note 8)                                   1,116                  103                1,219
-------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                    13,782                  731               14,513

BLOCKED ACCOUNT (Note 5)                                                  2,700                   --                2,700
PROPERTY AND EQUIPMENT, NET (Note 9)                                     48,978               17,881               66,859
DUE FROM RELATED COMPANY                                                 (1,657)               1,657                   --
DEFERRED INCOME TAXES (Note 8)                                           12,986                  588               13,574
DEFERRED DRYDOCK COSTS, NET (Note 10)                                     5,895                   --                5,895
INTANGIBLE ASSETS, NET (Note 11)                                         12,936                  398               13,334
NOTE RECEIVABLE WMS                                                       2,298               (2,298)                  --
GOODWILL (Note 11)                                                        6,363                   --                6,363
-------------------------------------------------------------------------------------------------------------------------
 Total assets                                                       $   104,281          $    18,957          $   123,238
=========================================================================================================================

LIABILITIES
CURRENT
         Bank indebtedness (Note 12)                                $     5,097          $        --          $     5,097
         Accounts payable                                                10,312                1,133               11,445
         Accrued liabilities (Note 13)                                    2,491                  746                3,237
         Interest rate swap contract (Note 22)                               --                  135                  135
         Income taxes payable                                               385                   --                  385
         Deferred income taxes (Note 8)                                     589                   --                  589
         Current portion of long-term debt  (Note 14)                     2,948                1,450                4,398
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                21,822                3,464               25,286
LONG-TERM DEBT  (Note 14)                                                19,825               15,039               34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 27)                               3,000                   --                3,000
DEFERRED INCOME TAXES                                                    13,031                  593               13,624
-------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                       57,678               19,096               76,774

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                  14,900                   --               14,900
     Common stock, $.0001 par value                                           1                   --                    1
     Additional Paid-in Capital                                          38,407                   --               38,407
     Accumulated deficit                                                 (5,537)                (410)              (5,947)
     Minority interest of variable interest entity                           --                  176                  176
     Accumulated other comprehensive loss                                (1,168)                  95               (1,073)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               46,603                 (139)              46,464
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                        $   104,281          $    18,957          $   123,238
=========================================================================================================================

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

28.   MINORITY INTEREST (continued)

                                                           Rand Logistics,
                                                                Inc.
                                                                Year                                  Consolidated
                                                                ended             Year ended              Year
                                                                March             Impact of               ended
                                                              31, 2007             Fin 46R           March 31, 2007
                                                              --------             -------           --------------
REVENUE                                                     $    79,186          $        --          $    79,186
EXPENSES
      Outside voyage charter fees (Note 19)                       4,935                   --                4,935
      Charter hire                                               10,546              (10,546)                  --
      Vessel operating expenses                                  49,907                7,567               57,474
      Repairs and maintenance                                     2,575                  807                3,382
      General and administrative                                  7,628                  441                8,069
      Depreciation                                                4,294                  848                5,142
      Amortization of drydock costs                                 388                   --                  388
      Amortization of intangibles                                 1,630                 (197)               1,433
      Loss (gain) on foreign exchange                               128                   --                  128
-----------------------------------------------------------------------------------------------------------------
                                                                 82,031               (1,080)              80,951
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES
AND INCOME TAXES                                                 (2,845)               1,080               (1,765)
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest expense (Note 20)                                        2,594                1,184                3,778
Interest income                                                    (497)                 148                 (349)
Loss on hedging transaction                                          --                  135                  135
Amortization of deferred chartering agreement costs                 144                   --                  144
-----------------------------------------------------------------------------------------------------------------
                                                                  2,241                1,467                3,708

LOSS BEFORE INCOME TAXES                                         (5,086)                (387)              (5,473)
PROVISION (RECOVERY) FOR INCOME TAXES                            (2,019)                (141)              (2,160)
-----------------------------------------------------------------------------------------------------------------
NET LOSS                                                    ($    3,067)         ($      246)         ($    3,313)
-----------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                    --                  224                  224
COMMON STOCK DIVIDENDS                                               --                 (250)                (250)
PREFERRED STOCK DIVIDENDS                                        (1,182)                  --               (1,182)
-----------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                  ($    4,249)         ($      272)         ($    4,521)
=================================================================================================================

Net loss per share basic and diluted (Note 25)              ($     0.59)                              ($     0.63)
Weighted average shares basic and diluted                     7,225,083                                 7,225,083

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

29.   PRO FORMA INFORMATION

      Giving effect to the purchase transaction immediately prior to the three months ended March 31, 2006, and the year ended December 31, 2005 changes certain income statement items. It should be noted that the results for the three month period ended March 31, 2006 differ considerably from the year ended December 31, 2005 pro forma statement filed with the Rand 10 KSB filed March 31, 2006, due to the seasonal nature of Lower Lakes business.

                                                                  Unaudited
                                                                  Pro forma            Unaudited
                                                              Three months ended       Pro Forma
                                                                  March 31,           Year ended
      Selected statement of operations data                          2006          December 31, 2005
      ----------------------------------------------------------------------------------------------
      Revenue                                                    $    3,992            $   61,241
      Net (loss) income                                              (3,797)                  455
      Pro forma weighted average outstanding shares
      - basic and diluted                                         5,600,000             5,600,000
      Net loss per share - basic and diluted *                  ($     0.73)          ($     0.13)

      * There is a pro forma loss per share in the year ended Dec 31, 2005 due to the effect of convertible preferred stock dividend.

30.   SUBSEQUENT EVENTS

      On April 30, 2007, the Company entered into a Warrant Exercise Agreement with Knott Partners, LP; Knott Partners Offshore Master Fund, LP; CommonFund Hedged Equity Company; Shoshone Partners, LP; Finderne, LLC; Good Steward Trading Company SPC; and Leonard & Margaret Frierman (the "Knott Entities"), pursuant to which the Knott Entities agreed to exercise 1,504,000 of the Company's publicly traded warrants and the Company agreed to accept $4.50, rather than the $5.00 exercise price provided in the warrant, as the exercise price for each such warrant. On the same date, the Company received $6,768 of proceeds from the exercise of the subject warrants and the Company authorized the issuance of the 1,504,000 shares of its common stock issuable upon exercise of such warrants.

      On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 9, 2007 (the "Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time will be accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant will be issued to the exercising warrantholder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants will be reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applies to all of the Company's currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company's initial public offering. Each officer, director, employee and consultant of the Company has agreed not to exercise his warrants prior to the Expiration Time. As of June 25, 2007, 1,914,201 warrants had been exercised, generating proceeds of $8,614.

      The Company's subsidiary, Lower Lakes Transportation Company, utilizes three vessels under the terms of a Time Charter Agreement with WMS, the owner of the vessels (Note 28). On May 9, 2007, the officers on those vessels represented by the American Maritime Officers returned the vessels to port and began a work stoppage. WMS has informed Lower Lakes Transportation that, in its view, the work stoppage is unlawful and that WMS intends to pursue all available legal remedies to end it. Although Lower Lakes Transportation remains obligated to pay hire under the Time Charter Agreement during any work stoppage, WMS is obligated to lay up the vessels and minimize the operating and related costs incurred during such period. If the work stoppage continues for an extended period of time, it is likely to have a material impact on the Company's financial statements; however, the Company's Management does not believe it will affect the Company's ability to continue to operate.

      On June 26, 2007, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company and Rand LL Holdings Corp., each subsidiaries of the Company, entered into a Fourth Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). Under the Amendment, the borrowers amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants.

      On June 28, 2007, Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company entered into a First Amendment Agreement to the Time Charter Guaranty, dated August 1, 2006, pursuant to which the parties amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants.