Form 10QSB
period 2007-06-30
Rand Logistics, Inc.
filed 2007-08-14
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were approximately 12,092,142 shares of the $.0001 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000's)
================================================================================

                                                                                                     June 30,            March 31,
                                                                                                      2007                 2007
ASSETS                                                                                             (unaudited)           (audited)
                                                                                                   -----------           ---------
CURRENT
         Cash and cash equivalents                                                                $      1,567         $      7,207
         Accounts receivable (Note 4)                                                                   13,167                2,702
         Prepaid expenses and other current assets (Note 5)                                              3,321                3,122
         Income taxes receivable                                                                           306                  263
         Deferred income taxes                                                                           1,283                1,219
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                    19,644               14,513
BLOCKED ACCOUNT (Note 3)                                                                                 2,700                2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                                                    68,047               66,859
DEFERRED INCOME TAXES                                                                                   14,098               13,574
DEFERRED DRYDOCK COSTS, NET (Note 7)                                                                     6,478                5,895
INTANGIBLE ASSETS, NET (Note 8)                                                                         13,613               13,334
GOODWILL (Note 8)                                                                                        6,363                6,363
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $    130,943         $    123,238
===================================================================================================================================
LIABILITIES
CURRENT
         Bank indebtedness (Note 9)                                                               $      2,362         $      5,097
         Accounts payable                                                                               10,091               11,445
         Accrued liabilities (Note 10)                                                                   3,433                3,237
         Interest rate swap contract (Note 18)                                                              57                  135
         Income taxes payable                                                                              346                  385
         Deferred income taxes                                                                             892                  589
         Current portion of long-term debt  (Note 11)                                                    4,582                4,398
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                               21,763               25,286
LONG-TERM DEBT  (Note 11)                                                                               35,008               34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 20)                                                              3,000                3,000
DEFERRED INCOME TAXES                                                                                   14,321               13,624
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                       74,092               76,774
===================================================================================================================================
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)                                                             --                   --
STOCKHOLDERS' EQUITY
         Preferred stock, $.0001 par value,                                                             14,900               14,900
         Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 14)
         Common stock, $.0001 par value                                                                      1                    1
         Authorized 50,000,000 shares, Issued and outstanding 10,041,378 shares (Note 14)
         Additional Paid-in Capital                                                                     47,978               38,407
         Accumulated deficit                                                                            (7,101)              (5,947)
         Accumulated other comprehensive income (loss)                                                     576               (1,073)
         Minority interest of variable interest entity (Note 21)                                           497                  176
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                              56,851               46,464
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                        $    130,943         $    123,238
===================================================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000's)
================================================================================

                                                                                                   Three months        Three months
                                                                                                  ended June 30,      ended June 30,
                                                                                                       2007                2006
                                                                                                   (unaudited)          (unaudited)
                                                                                                   -----------          -----------
REVENUE                                                                                           $     25,230         $     22,245
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
            Outside voyage charter fees (Note 15)                                                        2,137                2,318
            Vessel operating expenses                                                                   17,317               14,295
            Repairs and maintenance                                                                         94                   57
            General and administrative                                                                   1,941                1,278
            Depreciation                                                                                 1,543                1,054
            Amortization of drydock costs                                                                  358                   84
            Amortization of intangibles                                                                    358                  353
            (Gain) loss on foreign exchange                                                               (173)                  37
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        23,575               19,476
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES                                                 1,655                2,769
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest expense (Note 16)                                                                               1,012                  674
Interest income                                                                                            (65)                  (2)
Gain on interest rate swap contract                                                                        (79)                  --
Amortization of chartering agreement costs                                                                  49                   --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           917                  672
===================================================================================================================================
INCOME BEFORE INCOME TAXES                                                                                 738                2,097

PROVISION (RECOVERY) FOR INCOME TAXES
-----------------------------------------------------------------------------------------------------------------------------------
Current                                                                                                    (43)                 (80)
-----------------------------------------------------------------------------------------------------------------------------------
Deferred                                                                                                   361                1,165
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE MINORITY INTEREST                                                               $        420         $      1,012
===================================================================================================================================
MINORITY INTEREST (Note 21)                                                                                321                   --
===================================================================================================================================
NET INCOME                                                                                                  99                1,012
===================================================================================================================================
PREFERRED STOCK DIVIDENDS                                                                         $        296         $        292
STOCK WARRANT INDUCEMENT DISCOUNT (Note 14)                                                       $        957                   --
===================================================================================================================================
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS                                               $     (1,154)        $        720
===================================================================================================================================

Net (loss) earnings per share basic (Note 19)                                                     $      (0.12)        $        .13
===================================================================================================================================
Net (loss) earnings per share diluted                                                             $      (0.12)        $        .06
===================================================================================================================================
Weighted average shares basic                                                                        9,312,241            5,600,000
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares diluted                                                                      9,312,241           15,841,639
===================================================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (U.S. Dollars 000's)
================================================================================

                                                                                                     Additional
                                                  Common Stock               Preferred Stock          Paid-In
                                              Shares        Amount         Shares       Amount        Capital
--------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                     5,600,000    $        1       300,000    $   14,900    $   24,629
       Net loss                                     --            --            --            --            --
       Minority Interest                            --            --            --            --            --
       Preferred dividend                           --            --            --            --            --
       Common stock dividend                        --            --            --            --            --
       Warrant  conversion (Note 14)             3,820            --            --            --            19
       Shares issued, net of issuance
       cost of $50 (Note 14)                 2,402,957            --            --            --        12,950
       Restricted stock issued (Note 14)       120,400            --            --            --           809
       Translation adjustment                       --            --            --            --            --
       Comprehensive loss                           --            --            --            --            --
--------------------------------------------------------------------------------------------------------------
Balances, March 31, 2007                     8,127,177    $        1       300,000    $   14,900    $   38,407
==============================================================================================================
       Net income                                   --            --            --            --            --
       Minority Interest                            --            --            --            --            --
       Preferred dividend                           --            --            --            --            --
       Warrant conversion
        net of stock warrant
        inducement discount (Note 14 (b))    1,914,201            --            --            --         9,571
       Translation adjustment                       --            --            --            --            --
       Comprehensive income                         --            --            --            --            --
--------------------------------------------------------------------------------------------------------------
Balances, June 30, 2007                     10,041,378    $        1       300,000    $   14,900    $   47,978
==============================================================================================================

                                             Accumulated      Minority       Other           Total
                                               Surplus        Interest   Comprehensive   Stockholders'
                                              (Deficit)          VIE      Income (Loss)     Equity
----------------------------------------------------------------------------------------------------
Balances, March 31, 2006                      $   (1,426)    $       --    $   (1,347)    $   36,757
       Net loss                                   (3,313)            --            --         (3,313)
       Minority Interest                             224            176            --            400
       Preferred dividend                         (1,182)            --            --         (1,182)
       Common stock dividend                        (250)            --            --           (250)
       Warrant  conversion (Note 14)                  --             --            --             19
       Shares issued, net of issuance
       cost of $50 (Note 14)                          --             --            --         12,950
       Restricted stock issued (Note 14)              --             --            --            809
       Translation adjustment                         --             --           274            274
       Comprehensive loss                             --             --            --         (3,039)
----------------------------------------------------------------------------------------------------
Balances, March 31, 2007                      $   (5,947)    $      176    $   (1,073)    $   46,464
====================================================================================================
       Net income                                    420             --            --            420
       Minority Interest                            (321)           321            --              0
       Preferred dividend                           (296)            --            --           (296)
        Warrant conversion
        net of stock warrant
        inducement discount (Note 14 (b))           (957)            --            --          8,614
       Translation adjustment                         --             --         1,649          1,649
       Comprehensive income                           --             --            --          2,069
----------------------------------------------------------------------------------------------------
Balances, June 30, 2007                       $   (7,101)    $      497    $      576     $   56,851
====================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000's)
================================================================================

                                                                                                         Three months
                                                                                    Three months ended      ended
                                                                                       June 30, 2007    June 30, 2006
                                                                                        (unaudited)      (unaudited)
                                                                                    ------------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                          $    420         $  1,012
      Adjustments to reconcile net income to net cash used
                    by operating activities
                          Depreciation and amortization of drydock costs                     1,901            1,138
                          Amortization of intangibles and deferred financing costs             497              382
                          Deferred income taxes                                                361            1,165
                          Gain on interest rate swap                                           (79)              --
                    Changes in assets and liabilities, net of amounts acquired:
                          Accounts receivable                                              (10,465)          (8,686)
                          Prepaid expenses and other current assets                           (199)              68
                          Accounts payable and accrued liabilities                          (1,454)             407
                          Income taxes payable                                                 (82)            (144)
-------------------------------------------------------------------------------------------------------------------
                                                                                            (9,100)          (4,658)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                      (166)            (766)
      Deferred drydock costs                                                                  (743)              --
      Deferred acquisition costs                                                                --             (190)
-------------------------------------------------------------------------------------------------------------------
                                                                                              (909)            (956)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of warrants                                                     8,614               --
      Long term-debt repayment                                                                (863)              --
      Debt financing costs                                                                     (46)              --
      Capital lease repayment                                                                   --              (10)
      Proceeds from bank indebtedness                                                        3.446           10,137
      Repayment of bank indebtedness                                                        (6,181)          (6,241)
-------------------------------------------------------------------------------------------------------------------
                                                                                             4,970            3,886
-------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                      (601)             (79)
===================================================================================================================
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (5,640)          (1,807)
===================================================================================================================
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               7,207            2,574
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                                 $  1,567         $    767
===================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
      Payments for interest                                                               $    846         $    575
      Payment of income taxes                                                             $     43               22

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements for the periods ended at June 30, 2007 and June 30, 2006 are unaudited. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company ("WMS"), a variable interest entity as discussed in Note 21. On February 28, 2007, Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. was amalgamated under Canadian law with Lower Lakes Towing Ltd. and the newly amalgamated Lower Lakes Towing Ltd. is a 100% subsidiary of Rand LL Holdings Corp.

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2007.

      Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $50 as of June 30, 2007 and March 31, 2007. The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

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

      Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. These costs are being amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

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

      Property and equipment

      Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

      Vessels                                    4 - 25 years straight-line
      Leasehold improvements                     7 - 12 years straight-line
      Furniture and equipment                    20% declining-balance
      Computer equipment                         45% declining-balance

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

      Repairs and maintenance

      The Company's vessels require repair and maintenance each year to ensure the fleet is operating efficiently during the shipping season. The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive. The Company expenses such routine repairs and maintenance costs. Significant repairs to the Company's vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel or leasehold improvements to a vessel leased under time charter agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

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

      Presentation of Taxes Collected from Customers (Gross Versus Net)

      In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be presented in the Income Statement (That is, Gross Versus Net Presentation)." Issue No. 06-3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The company presents sales net of taxes in its consolidated statement of income. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, did not have an impact on the Corporation's consolidated financial statements.

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

      Accounting for uncertainty in income taxes

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48") effective April 1, 2007. The adoption of FIN 48 on April 1, 2007 did not result in a cumulative effect adjustment to accumulated deficit. At April 1, 2007, the Company had $nil of unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods.

      Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company will continue to classify income tax penalties as part of selling, general and administrative expense in its Consolidated Statements of Operations. To date, the Company has not incurred material interest expenses relating to assessed taxation years.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      The last year examined by the IRS is unknown. The Company's primary state tax jurisdictions are Michigan, Ohio and New York and its only international jurisdiction is Canada. The following table summarizes the open tax years for each major jurisdiction:

                     Jurisdiction                Open Tax Years
                     ------------                --------------
                       Federal                     2004 - 2007
                       Michigan                    2004 - 2007
                         Ohio                      2004 - 2007
                       New York                    2004 - 2007
                        Canada                     2002 - 2007

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

      Stock-based compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date. Under this method, the Company recognizes compensation expense for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding after the effective date as the remaining service is rendered.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Variable interest entities

      Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation ("FIN") 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21). One VIE has been identified and consolidated in accordance with FIN 46R.

2.    RECENTLY ISSUED PRONOUNCEMENTS

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

      Fair value option for financial assets and financial liabilities

      In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 requires all companies the option to irrevocably elect to report recognized financial assets and liabilities at fair value on a contract-by-contract basis. Effective as of the beginning of the first fiscal year that begins after November 15, 2007, the company has the option of early adoption, provided the company also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

3.    BLOCKED ACCOUNT SECURITY AGREEMENT

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

4.    ACCOUNTS RECEIVABLE

      Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $50 as of June 30, 2007 and March 31, 2007. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables. The Company manages and evaluates the collectibility of its trade receivables as follows. Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified that when they are contacted by such customers for a future delivery to ensure any past due amounts are paid before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                                    June 30,       March 31,
                                                      2007           2007
                                                  (unaudited)      (audited)
                                                  -----------      ---------

      Prepaid insurance                              $  449         $  207
      Fuel and lubricants                             1,517          1,364
      Deposits and other prepaid                      1,355          1,551
      --------------------------------------------------------------------
                                                     $3,321         $3,122
      ====================================================================

6.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                   June 30, 2007  March 31, 2007
                                                   (unaudited)      (audited)
                                                   -------------  --------------
      Cost
        Vessels                                       $73,351        $70,543
        Leasehold improvements                          1,439          1,397
        Furniture and equipment                           121            116
        Computer equipment and purchased software         261            229
      ----------------------------------------------------------------------
                                                      $75,172        $72,285
      ======================================================================
      Accumulated depreciation
        Vessels                                       $ 6,842        $ 5,204
        Leasehold improvements                            155            125
        Furniture and equipment                            31             24
        Computer equipment and purchased software          97             73
      ----------------------------------------------------------------------
                                                      $ 7,125        $ 5,426
      ----------------------------------------------------------------------
                                                      $68,047        $66,859
      ======================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

7.    DEFERRED DRYDOCK COSTS

      Deferred charges are comprised of the following:

                                                 June 30, 2007   March 31, 2007
                                                   (unaudited)     (audited)
                                                 -------------   --------------

        Drydock expenditures                         $7,257         $6,279
        Accumulated amortization                        779            384
                                                     ---------------------
                                                     $6,478         $5,895
      ====================================================================

8.    INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                                  June 30, 2007  March 31, 2007
                                                   (unaudited)     (audited)
                                                  -------------  --------------
      Intangible assets
         Deferred financing costs                    $ 1,257        $ 1,172
         Trademarks, trade names                         976            922
         Non-competition agreements                    2,237          2,114
         Customer relationships and contracts         11,179         10,563
         Chartering agreement costs                      481            481
      ---------------------------------------------------------------------
         Total Identifiable Intangibles              $16,130        $15,252
      ---------------------------------------------------------------------
      Accumulated amortization
         Deferred financing costs                    $   368        $   270
         Trademarks, trade names                         129             99
         Non-competition agreements                      825            632
         Customer relationships and contracts          1,004            773
         Chartering agreement costs                      191            144
      ---------------------------------------------------------------------
                                                       2,517          1,918
      ---------------------------------------------------------------------
      Total intangible assets                        $13,613        $13,334
      =====================================================================
      Goodwill                                       $ 6,363        $ 6,363
      =====================================================================

      Intangible asset amortization over the next five years is estimated as follows:

           2008                                                  $  2,018
           2009                                                     1,813
           2010                                                     1,134
           2011                                                       966
           2012                                                       873
      -------------------------------------------------------------------
                                                                 $  6,804
      ===================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

9.    BANK INDEBTEDNESS

      At June 30, 2007, the Company had authorized operating lines of credit in the amounts of $3,000 CDN and $6,500 US (March 31, 2007 - $3,000 CDN and $6,500 US) with its senior lender, and was utilizing $2,362 at June 30, 2007 ($5,097 at March 31, 2007), and maintained a letter of credit of $575 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 1.5% or Canadian 30 day BA rate plus 2.5% on Canadian dollar borrowings and U.S. Base rate plus 1.5% or LIBOR plus 2.5% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11. The effective interest rates on the operating lines of credit at June 30, 2007 were 6.87% on the Canadian term loan and 7.82% on the U.S. operating line of credit.

10.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                                    June 30,       March 31,
                                                      2007           2007
                                                  (unaudited)      (audited)
                                                  -----------      ---------
        Payroll                                      $2,203         $2,097
        Professional fees                               471            689
        Interest                                        166             99
        Preferred stock dividends                       593            296
        Other                                            --             56
                                                     ---------------------
                                                     $3,433         $3,237
      ====================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

11.   LONG-TERM DEBT

      On March 3, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River as borrowers, entered into the Credit Agreement which provides for a senior credit facility with General Electric Capital Corporation and a Canadian affiliate, as agent and as a lender. On August 1, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increased the maximum available under the operating lines of credit described in
      Note 12. On February 28, 2007 the parties to the Credit Agreement entered into a Second Amendment of the Credit Agreement to permit the amalgamation of two Canadian subsidiaries. On March 23, 2007, a Third Amendment, permitting the acquisition of one of the vessels, Manistee, was made to the Credit Agreement. On June 27, 2007, each of the parties to the Credit Agreement entered into a Fourth Amendment. The Fourth Amendment permitted all Fiscal 2007 capital expenditures, and allowed certain time charter expenses to be excluded from EBITDA, in the financial covenant calculations within the Credit Agreement.

      The senior credit facility, as amended, provides the operating line of credit described in Note 9, (a) a Canadian dollar denominated term loan facility under which Lower Lakes borrowed Cdn $21,200, and (b) a US dollar denominated term loan facility under which Grand River borrowed US $6,200. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

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

      Under the senior credit facility, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the Lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers there from, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

      The senior credit facility contains certain covenants, including those limiting borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature or its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the senior credit facility requires the borrowers to maintain certain financial ratios. Failure of the borrowers to comply with any of these covenants or financial ratios could result in the loans under the senior credit facility being accelerated. As of June 30, 2007, the Borrowers failed to meet a financial covenant contained in the Senior Credit Facility which constituted an "Event of Default", as defined in the Senior Credit Facility. On August 7, 2007, the Borrowers obtained a waiver from the Lender waiving such Event of Default.

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

      The effective interest rates on the term loans at June 30, 2007 were 6.87% on the Canadian term loan and 7.82% on the U.S. term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

11.   LONG TERM DEBT (continued)

                                                                                                    June 30, 2007  March 31, 2007
                                                                                                     (unaudited)      (audited)
                                                                                                    -------------  --------------
     a)  Term loan  bearing  interest at  Canadian  Prime rate plus 1.5% or Canadian BA rate plus 2.5% at the  Company's  option.  The loan is  repayable  over a five year term until  December  2010 with current  quarterly  payments of $636 Cdn until  December
         2010,  and the  balance  due March  2011.  The term loan is  collateralized  by the
         assets of Lower Lakes Towing Ltd.                                                          $     17,710     $   16,892

     b)  Term loan  bearing  interest  at U.S.  Base rate plus 1.5% or U.S.  LIBOR rate plus
         2.5% at the  Company's  option.  The loan is repayable  over a five year term until
         December 2010 with current  quarterly  payments of $186 US until December 2010, and the  balance  due March 2011.  The term loan is  collateralized  by assets of Grand
         River.                                                                                            5,694          5,880

     c)  VIE's  subordinated  note  bearing  Payment  in Kind  (PIK)  interest  at  10%.  No principal  payments  until July 31, 2009,  at which time the entire  balance of the
         note and PIK interest is due.  The note is unsecured.                                             2,411          2,352

     d)  VIE's  senior note  bearing  interest at a rate of 9.06%.  The note is repayable in quarterly  payments of $362,  beginning on March 31,  2007,  and the balance is due
         December  31,   2008.   The  note  is   collateralized   by  a  mortgage  on  three
         time-chartered  vessels  and lien on all  Wisconsin  & Michigan  Steamship  Company
         assets.                                                                                          13,775         14,138
     --------------------------------------------------------------------------------------------------------------------------
                                                                                                    $     39,590     $   39,262

         Less amounts due within 12 months                                                                 4,582          4,398
     --------------------------------------------------------------------------------------------------------------------------
                                                                                                    $     35,008     $   34,864
     ==========================================================================================================================

      Principal payments are due as follows:

      2008                                               $     4,582
      2009                                                    15,457
      2010                                                     5,543
      2011                                                    14,008
      --------------------------------------------------------------
                                                         $    39,590
      ==============================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

12.   COMMITMENTS

      The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

                  2008                                          $    675
                  2009                                               675
                  2010                                               675
                  2011                                               675
                  2012                                               675
      Thereafter                                                   4,050
      ==================================================================
                                                                $  7,425
      ==================================================================

      The Company has not entered into any other significant operating leases.

13.   CONTINGENCIES

      Several legal claims have been filed against the Company. Most of these claims are for insignificant amounts. Given Management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's outside counsel, a provision of nil as of June 30, 2007 and $250 as of March 31, 2007 has been recorded for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims. The Company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

14.   STOCKHOLDERS' EQUITY

      On October 7, 2004, the Company's Board of Directors authorized a stock dividend of 0.1428571 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

      At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters' unit purchase option. Each warrant allows its holder to purchase one fully paid and non-assessable share of the Company's common stock at the price of $5.00 per share. The warrants expire on October 26, 2008. The Company may call the warrants for redemption, in whole and not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon not less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the Company's common stock equals or exceeds $8.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

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

      On April 30, 2007, the Company entered into a Warrant Exercise Agreement with Knott Partners, LP; Knott Partners Offshore Master Fund, LP; CommonFund Hedged Equity Company; Shoshone Partners, LP; Finderne, LLC; Good Steward Trading Company SPC; and Leonard & Margaret Frierman (the "Knott Entities"), pursuant to which the Knott Entities agreed to exercise 1,504,000 of the Company's publicly traded warrants and the Company agreed to accept $4.50, rather than the $5.00 exercise price provided in the warrant, as the exercise price for each such warrant. On the same date, the Company received $6,768 of proceeds, net of stock warrant inducement discount, from the exercise of the subject warrants and the Company authorized the issuance of the 1,504,000 shares of its common stock issuable upon exercise of such warrants.

      On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 13, 2007 (the extended "Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time were accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant was issued to the exercising warrant holder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants was reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applied to all of the Company's currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company's initial public offering. Each officer, director, employee and consultant of the Company has agreed not to exercise their warrants prior to the Expiration Time. As of June 30, 2007, 410,201 warrants had been exercised pursuant to the program, generating proceeds of $1,846, net of stock warrant inducement discount.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

14.   STOCKHOLDERS' EQUITY (continued)

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

      EarlyBirdCapital's option was purchased for a de minims amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter's option expires on October 12, 2009.

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

      The shares of series A convertible preferred stock: rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2007 was $ 593 and at March 31, 2007 was $296.

      (a) On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

      (b) Through June 30, 2007 1,914,201 warrants were converted to shares at a rate of $4.50 per warrant for total gross proceeds of $8,614, net of stock warrant inducement discount. During the previous year 3,820 warrants were converted to shares at a rate of $5.00 per warrant for total gross proceeds of $19.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

14.   STOCKHOLDERS' EQUITY (continued)

      (c) On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share,to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company has recorded expense of $812 through June 30, 2007, including $90 in the three month period ending June 30, 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares will vest on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

      The following table summarizes information about time-based restricted stock awards:

                                                                   Shares
                                                                   -------

      Outstanding on April 1, 2006                                      --
        Granted                                                    120,400
        Released                                                        --
        Cancelled / forfeited                                           --
      --------------------------------------------------------------------
      Outstanding on March 31, 2007                                120,400
      ====================================================================
        Granted                                                         --
        Released                                                        --
        Cancelled / forfeited                                           --
      --------------------------------------------------------------------
      Outstanding on June 30, 2007                                 120,400
      ====================================================================

      The values of time based restricted stock awards at March 31, 2006 and June 30, 2006 are nil. The total number of the above stock awards that have vested at June 30, 2007 is 12,900.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

14.   STOCKHOLDERS' EQUITY (continued)

      The following continuity schedule summarizes outstanding share purchase warrants:

                                                                           Cumulative proceeds
                                                                                 from exercise
                               Outstanding warrants        Exercise Price          of warrants
                               ---------------------------------------------------------------
      Balance March 31, 2006              9,200,000
        Issued                                   --
        Exercised                            (3,820)           $     5.00                   19
      ----------------------------------------------------------------------------------------
      Balance March 31, 2007              9,196,180                                 $       19
      ========================================================================================
        Issued                                   --
        Exercised                        (1,914,201)           $     4.50                8,614
      ----------------------------------------------------------------------------------------
      Balance June 30, 2007               7,281,979                                 $    8,633
      ========================================================================================

Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant. The total stock warrant inducement discount was $957 for the three months ended June 30, 2007.

15.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments made by the Company's operated vessels.

16.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                             Three months ended   Three months ended
                                                June 30, 2007        June 30, 2006
                                                 (unaudited)          (unaudited)
                                             ------------------   ------------------
      Bank indebtedness                             $   93                   78
      Amortization of deferred finance costs            89                   30
      Long-term debt - senior                          771                  465
      Long-term debt - subordinated                     59                   --
      Long-term debt - capital lease                    --                  101
      -------------------------------------------------------------------------
                                                    $1,012               $  674
      =========================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

17.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                       Three months      Three months
                                           ended            ended
                                       June 30, 2007    June 30, 2006
                                        (unaudited)      (unaudited)
                                       -------------    -------------
      Revenues by country
        Canada                            $ 13,453         $ 13,553
        United States                       11,777            8,692
      -------------------------------------------------------------
                                          $ 25,230         $ 22,245
      =============================================================
      Net Income (Loss) by country
        Canada                            $  1,125         $  1,515
        United States                       (2,279)            (795)
      -------------------------------------------------------------
                                          $ (1,154)        $    720
      =============================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

                                             June 30, 2007   March 31, 2007
                                              (unaudited)      (audited)
                                             -------------   --------------
      Property and equipment by country
        Canada                                 $ 32,851        $ 30,612
        United States                            35,196          36,247
      -----------------------------------------------------------------
                                               $ 68,047        $ 66,859
      =================================================================

      Total assets by country
        Canada                                 $ 64,965        $ 56,652
        United States                            65,978          66,586
      -----------------------------------------------------------------
                                               $130,943        $123,238
      =================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

18.   FINANCIAL INSTRUMENTS

      Fair value of financial instruments

      Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts and accrued liabilities and bank indebtedness. The estimated fair values of cash, accounts receivable, accounts payable, long-term debts and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates. The Company has recorded a liability of $57 ($135 as of March 31, 2007) for an interest rate swap contract entered into by the VIE.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

19.   EARNINGS PER SHARE

      The Company had a total of 10,041,378 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The June 30, 2007 fully diluted calculation utilizes a total of 16,780,241 shares based on the following calculations. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 9,312,241. Warrants issued from the initial prospectus and over allotment converts to 5,048,645 common shares based on the average annual share price of $7.01 and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company's initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in the Company's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

                                                                Three months ended,    Three months ended
                                                                   June 30, 2007         June 30, 2006
                                                                    (unaudited)           (unaudited)
                                                                    -----------           -----------
      Numerator:
      Net income                                                    $        420         $      1,012
            Preferred stock dividends                                       (296)                (292)
            Minority interest                                               (321)                  --
            Stock warrant inducement discount                               (957)                  --
      ===============================================================================================
      Income (loss) available to common shareholders                ($     1,154)        $        720
      ===============================================================================================
      Denominator:

      Weighted average common shares for basic EPS                     9,312,241            5,600,000
      -----------------------------------------------------------------------------------------------
      Effect of dilutive securities:
      Total  outstanding warrants                                      7,281,979            9,200,000
      Average exercise price                                        $       4.86         $       5.00
      Average price during period                                   $       7.01         $       5.88
      -----------------------------------------------------------------------------------------------
      Weighted average warrants                                        5,048,645            7,822,285
      -----------------------------------------------------------------------------------------------
      Weighted average convertible preferred shares at $6.20           2,419,355            2,419,355
      -----------------------------------------------------------------------------------------------
      Weighted average common shares for diluted EPS                   9,312,241            5,600,000
      ===============================================================================================
      Basic EPS                                                     ($      0.12)        $       0.13
      Diluted EPS                                                   ($      0.12)        $       0.06
      ===============================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

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

      If a participant's service with the Company or its affiliate is terminated by the Company without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant is entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008. The company has accrued $142 to date for this program.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

21.   MINORITY INTEREST

      In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN 46R. WMS has been determined to be a VIE and, as such, has been consolidated in accordance with FIN-46R. The Company does not have any ownership interest in WMS and as a result 100% of the equity is shown as minority interest.

      On August 1, 2006, Lower Lakes Transportation Company ("LLTC"), an indirect wholly-owned subsidiary of the Company, entered into a Time Charter Agreement (the "Time Charter Agreement") with WMS, an unaffiliated third party. Under the Time Charter Agreement, WMS will make three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and LLTC has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels. Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guaranties in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement. On June 28, 2007, Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company entered into a First Amendment Agreement to the Time Charter Guaranty, dated June 27, 2007, pursuant to which the parties amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants.

      The impact on the balance sheet as of June 30, 2007 and March 31, 2007 and statement of operations for the period ending June 30, 2007 is shown below. There is no impact on the June 30, 2006 comparative figures.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

21.   MINORITY INTEREST (continued)

                                                                     Rand Logistics, Inc.    Impact of FIN          Consolidated
                                                                        June 30, 2007      46R presentation         June 30, 2007
                                                                         (unaudited)          (unaudited)            (unaudited)
                                                                     --------------------  ----------------         -------------
ASSETS
CURRENT
            Cash and cash equivalents                                     $     464             $   1,103             $   1,567
            Accounts receivable (Note 4)                                     13,116                    51                13,167
            Prepaid expenses and other current assets (Note 5)                3,255                    66                 3,321
            Income tax receivable                                               306                    --                   306
            Deferred income taxes                                             1,180                   103                 1,283
-------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                        18,321                 1,323                19,644

BLOCKED ACCOUNT (Note 3)                                                      2,700                    --                 2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                         50,468                17,579                68,047
DUE FROM RELATED COMPANY                                                       (262)                  262                    --
DEFERRED INCOME TAXES                                                        13,278                   820                14,098
DEFERRED DRYDOCK COSTS, NET (Note 7)                                          6,478                    --                 6,478
INTANGIBLE ASSETS, NET (Note 8)                                              13,272                   341                13,613
NOTE RECEIVABLE WMS                                                           2,356                (2,356)                   --
GOODWILL (Note 8)                                                             6,363                    --                 6,363
-------------------------------------------------------------------------------------------------------------------------------
 Total assets                                                               112,974                17,969               130,943
===============================================================================================================================

LIABILITIES
CURRENT
            Bank indebtedness (Note 9)                                        2,362                    --                 2,362
            Accounts payable                                                  9,676                   415                10,091
            Accrued liabilities (Note 10)                                     2,882                   551                 3,433
            Interest rate swap contract (Note 18)                                --                    57                    57
            Income taxes payable                                                389                   (43)                  346
            Deferred income taxes                                               892                    --                   892
            Current portion of long-term debt  (Note 11)                      3,132                 1,450                 4,582
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    19,333                 2,430                21,763
LONG-TERM DEBT  (Note 11)                                                    20,272                14,736                35,008
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 20)                                   3,000                    --                 3,000
DEFERRED INCOME TAXES                                                        13,795                   526                14,321
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                           56,400                17,692                74,092
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                      14,900                    --                14,900
     Common stock, $.0001 par value                                               1                    --                     1
     Additional Paid-in Capital                                              47,978                    --                47,978
     Accumulated deficit                                                     (6,775)                 (326)               (7,101)
     Minority interest of variable interest entity                               --                   497                   497
     Accumulated other comprehensive income (loss)                              470                   106                   576
Total stockholders' equity                                                   56,574                   277                56,851
-------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                112,974                17,969               130,943
===============================================================================================================================

                                                                     Rand Logistics, Inc.     Impact of FIN         Consolidated
                                                                         March 31, 2007      46R presentation       March 31, 2007
                                                                           (audited)             (audited)            (audited)
                                                                     --------------------    ----------------       --------------
ASSETS
CURRENT
            Cash and cash equivalents                                      $   6,646             $     561             $   7,207
            Accounts receivable (Note 4)                                       2,632                    70                 2,702
            Prepaid expenses and other current assets (Note 5)                 3,125                    (3)                3,122
            Income tax receivable                                                263                    --                   263
            Deferred income taxes                                              1,116                   103                 1,219
--------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                         13,782                   731                14,513

BLOCKED ACCOUNT (Note 3)                                                       2,700                    --                 2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                          48,978                17,881                66,859
DUE FROM RELATED COMPANY                                                      (1,657)                1,657                    --
DEFERRED INCOME TAXES                                                         12,986                   588                13,574
DEFERRED DRYDOCK COSTS, NET (Note 7)                                           5,895                    --                 5,895
INTANGIBLE ASSETS, NET (Note 8)                                               12,936                   398                13,334
NOTE RECEIVABLE WMS                                                            2,298                (2,298)                   --
GOODWILL (Note 8)                                                              6,363                    --                 6,363
--------------------------------------------------------------------------------------------------------------------------------
 Total assets                                                              $ 104,281             $  18,957             $ 123,238
================================================================================================================================

LIABILITIES
CURRENT
            Bank indebtedness (Note 9)                                     $   5,097             $      --             $   5,097
            Accounts payable                                                  10,312                 1,133                11,445
            Accrued liabilities (Note 10)                                      2,491                   746                 3,237
            Interest rate swap contract (Note 18)                                 --                   135                   135
            Income taxes payable                                                 385                    --                   385
            Deferred income taxes                                                589                    --                   589
            Current portion of long-term debt  (Note 11)                       2,948                 1,450                 4,398
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     21,822                 3,464                25,286
LONG-TERM DEBT  (Note 11)                                                     19,825                15,039                34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 20)                                    3,000                    --                 3,000
DEFERRED INCOME TAXES                                                         13,031                   593                13,624
--------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                            57,678                19,096                76,774
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                       14,900                    --                14,900
     Common stock, $.0001 par value                                                1                    --                     1
     Additional Paid-in Capital                                               38,407                    --                38,407
     Accumulated deficit                                                      (5,537)                 (410)               (5,947)
     Minority interest of variable interest entity                                --                   176                   176
     Accumulated other comprehensive income (loss)                            (1,168)                   95                (1,073)
Total stockholders' equity                                                    46,603                  (139)               46,464
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                               $ 104,281             $  18,957             $ 123,238
================================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

21.   MINORITY INTEREST (continued)

                                                                      Rand Logistics, Inc.  Three months ended      Consolidated
                                                                          Three months        June 30, 2007         Three months
                                                                              ended             Impact of              ended
                                                                          June 30, 2007          Fin 46R           June 30, 2007
                                                                           (unaudited)         (unaudited)          (unaudited)
                                                                      --------------------  ------------------     -------------
REVENUE                                                                     $ 25,230             $     --             $ 25,230

EXPENSES
      Outside voyage charter fees (Note 15)                                    2,137                   --                2,137
      Charter hire                                                             3,141               (3,141)                  --
      Vessel operating expenses                                               15,229                2,088               17,317
      Repairs and maintenance                                                     87                    7                   94
      General and administrative                                               1,692                  249                1,941
      Depreciation                                                             1,229                  314                1,543
      Amortization of drydock costs                                              358                   --                  358
      Amortization of intangibles                                                358                   --                  358
    Gain on foreign exchange                                                    (173)                  --                 (173)
------------------------------------------------------------------------------------------------------------------------------
                                                                              24,058                 (483)              23,575

INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES                       1,172                  483                1,655
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest expense (Note 16)                                                       572                  440                1,012
Interest income                                                                 (123)                  58                  (65)
Gain on hedging transaction                                                       --                  (79)                 (79)
Amortization of deferred chartering agreement costs                               49                   --                   49
------------------------------------------------------------------------------------------------------------------------------
                                                                                 498                  419                  917

INCOME BEFORE INCOME TAXES                                                       674                   64                  738
PROVISION (RECOVERY) FOR INCOME TAXES                                            660                 (342)                 318
------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE MINORITY INTEREST                                               14                  406                  420
------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                 --                  321                  321
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                        14                   85                   99
------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS                                                        296                   --                  296
STOCK WARRANT INDUCEMENT DISCOUNT                                                957                   --                  957
------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                         ($ 1,239)            $     85             ($ 1,154)
==============================================================================================================================

Net loss per share basic and diluted (Note 19)                              ($  0.13)            $   0.01             ($  0.12)
Weighted average shares basic and diluted                                   ($  0.13)            $   0.01             ($  0.12)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's)
================================================================================

22.  SUBSEQUENT EVENTS

In connection with the reduced exercise price of the warrants, 2,050,764 warrants were exercised generating additional proceeds of $9,228 between July 1, 2007 and the amended expiration date of July 13, 2007. Also on July 13, 2007, the original exercise price of $5.00 was reinstituted for all remaining unexercised warrants. 5,231,215 warrants remain outstanding, including 1,571,349 warrants owned by officers and directors, none of whom exercised any warrants at the reduced exercise price.

Lower Lakes Transportation utilizes three vessels under the terms of a Time Charter Agreement with WMS, the owner of the vessels. On May 9, 2007, the officers on those vessels represented by the American Maritime Officers ("AMO") returned the vessels to port and began a work stoppage. On August 6, 2007, the Company announced that WMS' agreement with AMO had expired pursuant to its terms and that WMS is currently evaluating the supervisory staffing needs of the vessels to enable them to commence sailing in the foreseeable future. Although Lower Lakes Transportation remains obligated to pay hire under the time charter agreement during the period the vessels are layed up, WMS is obligated to minimize the operating and related costs incurred during such periods.

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

      Plan of Operation.

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

      On August 1, 2006, Lower Lakes Transportation entered into a Time Charter Agreement with Wisconsin & Michigan Steamship Company ("WMS"), pursuant to which three United States flag vessels owned by WMS are available for the exclusive use of Lower Lakes Transportation. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and Lower Lakes Transportation has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides Lower Lakes Transportation the option of purchasing the vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the vessels. The Company funded its obligations under the Time Charter Agreement with US$13,000,000 of proceeds from the issuance of 2,402,957 shares of Rand's common stock sold in a private placement to institutional accredited investors, and the proceeds of the amended senior loan facility entered into on August 1, 2006 by Lower Lakes, Grand River and Lower Lakes Transportation. On May 9, 2007, the officers on those vessels owned by WMS represented by the American Maritime Officers ("AMO") returned the vessels to port and began a work stoppage. On August 6, 2007, WMS' agreement with AMO had expired pursuant to its terms and WMS is currently evaluating the supervisory staffing needs of the vessels to enable them to commence sailing in the foreseeable future. Although Lower Lakes Transportation remains obligated to pay hire under the time charter agreement during the period the vessels are layed up, WMS is obligated to minimize the operating and related costs incurred during such periods. The continued unavailability of the WMS vessels for an extended period of time could impact the future financial performance of the Company.

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

      Lower Lakes' fleet consists of four self-unloading bulk carriers in Canada and seven self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns each of the Canadian vessels. Lower Lakes Transportation time charters four of the U.S. vessels, including the tug and barge unit, from Grand River, and three of the U.S. vessels from WMS. With the exception of the barge (which Grand River bareboat charters from an affiliate of WMS), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

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

      On May 4, 2007, the Company announced a program by which the exercise price of its outstanding, publicly traded warrants was reduced to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants). The reduced exercise price under the program was in effect through July 13, 2007, as of which date 2,460,965 warrants were exercised under the program, generating cash of $11,074,342.50 for the Company. Following expiration of the reduced exercise price period under the program, the original exercise price of $5.00 was reinstituted for all remaining unexercised warrants. As of August 10, 2007, 5,231,215 warrants remain outstanding, including 1,571,349 warrants owned by officers and directors, none of whom exercised any warrants at the reduced exercise price.

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

      Off-Balance Sheet Arrangements.

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the June 30, 2007 financial statements for a discussion of outstanding options and warrants.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective.

      In connection with its review of our financial statements as of June 30, 2007 and for the three month period then ended, our independent registered chartered accounting firm, Grant Thornton LLP, notified our audit committee that it had identified certain material weaknesses and significant deficiencies in our internal control systems, which were identified as part of the March 31, 2007 financial statements audit.

      During the quarter ended June 30, 2007 and thereafter, in connection with the material weaknesses, significant deficiency and control deficiencies described in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2007, we continued to enhance our internal controls over financial reporting as described below, which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

      o We engaged a third party provider in April 2007 to provide overall information technology management and helpdesk services, which has recommended upgrades to our information technology infrastructure, communications, and security. We began redeploying our network, security policies and disaster recovery in July 2007. The administrative function to the server is currently being transitioned from the Lower Lakes CFO to the sole custody of the third party information technology manager as part of a new security policy;

      o We hired two additional financial analysts in June 2007 and July 2007 to further add accounting resources over prior year levels. Management has also commenced efforts to complete implementation in fiscal 2008 of the upgraded financial reporting software module of the recently installed business software;

      o In July 2007, our third party information technology manager commenced deployment of infrastructure upgrades, including the strengthening of our data backup process, formal testing of our disaster recovery plan and the limitation of physical access to our server via a locked cabinet; and

      o Management will present an expenditure authority approval matrix, which includes approvals for expenditures expected to be in excess of budgeted amounts, to our Board of Directors in September 2007.

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

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.     Description
-----------     -----------

2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted:
                Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel, 7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
2.2             Amendment to Stock Purchase Agreement, dated December 29, 2005.
                (2)
2.3             Amendment to Stock Purchase Agreement, dated January 27, 2006.
                (3)
2.4             Amendment to Stock Purchase Agreement, dated February 27, 2006.
                (4)
3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (7)
3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006.
                (10)
3.2.1           By-laws. (5)
3.2.2           Amended By-laws. (8)
4.1             Specimen Unit Certificate. (5)
4.2             Specimen Common Stock Certificate. (5)
4.3             Specimen Warrant Certificate. (5)
4.4             Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                (5)
4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
10.1            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Laurence S. Levy. (5)
10.2            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Isaac Kier. (1)
10.3            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Sandeep D. Alva. (5)
10.4            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Falcon Partners Holdings, LLC. (5)
10.5            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Natalie Lynn Levy Irrevocable Trust. (5)
10.6            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Michael Benjamin Levy Irrevocable Trust. (5)
10.7            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jessica Rose Levy Irrevocable Trust. (5)
10.8            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jane Levy. (5)
10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                (5)
10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)
10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)
10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)
10.13           Registration Rights Agreement among the Registrant and the
                Founders. (5)
10.14           Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
10.15           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)

10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)
10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (14)
10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (7)
10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (7)
10.21           Management Bonus Plan, dated March 3, 2006. (7)
10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (9)
10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (9)
10.24 Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc. in favor of Wisconsin & Michigan Steamship Company. (9)
10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company. (9)
10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(9)
10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (9)
10.28 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
10.29 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
10.30 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy. (11)
10.31 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener. (11)
10.32 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (11)
10.33 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall. (11)
10.34 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham. (11)
10.35 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier. (11)
10.36 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie. (11)

10.37           Award Agreement, dated October 18, 2006, between Rand Logistics,
                Inc. and H. Cabot Lodge III. (11)
10.38           Restricted Share Award Agreement, dated January 17, 2007 between
                Rand Logistics, Inc. and Laurence S. Levy. (12)
10.39           Restricted Share Award Agreement, dated January 17, 2007 between
                Rand Logistics, Inc. and Edward Levy. (12)
10.40           Vessel Sale Agreement, dated as of March 23, 2007, between Grand
                River Navigation Company, Inc. and Lake Service Shipping Co.
                (13)
10.41           Third Amendment to Credit Agreement, dated as of March 23, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc, the other Credit
                Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the
                other Lenders signatory thereto from time to time, and GE Canada
                Finance Holding Company, as a Canadian Lender and the other
                Lenders signatory thereto from time to time. (13)
10.42           Warrant Exercise Agreement, dated April 30, 2007, among Rand
                Logistics, Inc. and Knott Partners, LP, Knott Partners Offshore
                Master Fund, LP, CommonFund Hedged Equity Company, Shoshone
                Partners, LP, Finderne, LLC, Good Steward Trading Company SPC,
                and Leonard & Margaret Frierman. (15)
10.43           Fourth Amendment to Credit Agreement, dated as of June 26, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc, the other Credit
                Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the
                other Lenders signatory thereto from time to time, and GE Canada
                Finance Holding Company, as a Canadian Lender. (16)
10.44           First Amendment Agreement to Time Charter Guaranty, dated as of
                June 27, 2007, between Rand LL Holdings Corp. and Wisconsin &
                Michigan Steamship Company. (16)
14              Code of Ethics. (6)
21              Subsidiaries of Rand. (16)
23.1            Consent of Grant Thornton LLP, independent registered chartered accounting firm. (17)
23.2            Consent of Goldstein Golub Kessler LLP, independent registered public accounting firm. (17)
31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1            Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
32.2            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
99.1            Risk Factors. (17)

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

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.
(17)  Filed herewith.

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


Date: August 13, 2007                           /s/ Laurence S. Levy
  -----------------                             ----------------------------
                                                Laurence S. Levy
                                                Chief Executive Officer


Date: August 13, 2007                           /s/ Joseph W. McHugh, Jr.
  -----------------                             ----------------------------
                                                Joseph W. McHugh, Jr.
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted:
                Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel, 7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
2.2             Amendment to Stock Purchase Agreement, dated December 29, 2005.
                (2)
2.3             Amendment to Stock Purchase Agreement, dated January 27, 2006.
                (3)
2.4             Amendment to Stock Purchase Agreement, dated February 27, 2006.
                (4)
3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (7)
3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006.
                (10)
3.2.1           By-laws. (5)
3.2.2           Amended By-laws. (8)
4.1             Specimen Unit Certificate. (5)
4.2             Specimen Common Stock Certificate. (5)
4.3             Specimen Warrant Certificate. (5)
4.4             Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                (5)
4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
10.1            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Laurence S. Levy. (5)
10.2            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Isaac Kier. (1)
10.3            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Sandeep D. Alva. (5)
10.4            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Falcon Partners Holdings, LLC. (5)
10.5            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Natalie Lynn Levy Irrevocable Trust. (5)
10.6            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Michael Benjamin Levy Irrevocable Trust. (5)
10.7            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jessica Rose Levy Irrevocable Trust. (5)
10.8            Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jane Levy. (5)
10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                (5)
10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)
10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)
10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)
10.13           Registration Rights Agreement among the Registrant and the
                Founders. (5)
10.14           Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
10.15           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)

10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)
10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (14)
10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (7)
10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (7)
10.21           Management Bonus Plan, dated March 3, 2006. (7)
10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (9)
10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (9)
10.24 Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc. in favor of Wisconsin & Michigan Steamship Company. (9)
10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company. (9)
10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(9)
10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (9)
10.28 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
10.29 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
10.30 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy. (11)
10.31 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener. (11)
10.32 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (11)
10.33 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall. (11)
10.34 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham. (11)
10.35 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier. (11)
10.36 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie. (11)

10.37           Award Agreement, dated October 18, 2006, between Rand Logistics,
                Inc. and H. Cabot Lodge III. (11)
10.38           Restricted Share Award Agreement, dated January 17, 2007 between
                Rand Logistics, Inc. and Laurence S. Levy. (12)
10.39           Restricted Share Award Agreement, dated January 17, 2007 between
                Rand Logistics, Inc. and Edward Levy. (12)
10.40           Vessel Sale Agreement, dated as of March 23, 2007, between Grand
                River Navigation Company, Inc. and Lake Service Shipping Co.
                (13)
10.41           Third Amendment to Credit Agreement, dated as of March 23, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc, the other Credit
                Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the
                other Lenders signatory thereto from time to time, and GE Canada
                Finance Holding Company, as a Canadian Lender and the other
                Lenders signatory thereto from time to time. (13)
10.42           Warrant Exercise Agreement, dated April 30, 2007, among Rand
                Logistics, Inc. and Knott Partners, LP, Knott Partners Offshore
                Master Fund, LP, CommonFund Hedged Equity Company, Shoshone
                Partners, LP, Finderne, LLC, Good Steward Trading Company SPC,
                and Leonard & Margaret Frierman. (15)
10.43           Fourth Amendment to Credit Agreement, dated as of June 26, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc, the other Credit
                Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the
                other Lenders signatory thereto from time to time, and GE Canada
                Finance Holding Company, as a Canadian Lender. (16)
10.44           First Amendment Agreement to Time Charter Guaranty, dated as of
                June 27, 2007, between Rand LL Holdings Corp. and Wisconsin &
                Michigan Steamship Company. (16)
14              Code of Ethics. (6)
21              Subsidiaries of Rand. (16)
23.1            Consent of Grant Thornton LLP, independent registered chartered accounting firm. (17)
23.2            Consent of Goldstein Golub Kessler LLP, independent registered public accounting firm. (17)
31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1            Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
32.2            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
99.1            Risk Factors. (17)

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

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.
(17)  Filed herewith.