Form 10QSB
period 2007-09-30
Rand Logistics, Inc.
filed 2007-11-13
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were approximately 12,092,142 shares of the $.0001 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

                                                                     September 30,      March 31,
                                                                         2007             2007
ASSETS                                                                (unaudited)       (audited)
                                                                     ----------------------------
CURRENT
        Cash and cash equivalents                                      $   3,010        $   7,207
        Accounts receivable (Note 4)                                      16,915            2,702
        Prepaid expenses and other current assets (Note 5)                 3,537            3,122
        Income taxes receivable                                              330              263
        Deferred income taxes                                              1,356            1,219
-------------------------------------------------------------------------------------------------
Total current assets                                                      25,148           14,513

BLOCKED ACCOUNT (Note 3)                                                   2,700            2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                      85,527           66,859
DEFERRED INCOME TAXES                                                     14,860           13,574
DEFERRED DRYDOCK COSTS, NET (Note 7)                                       6,281            5,895
INTANGIBLE ASSETS, NET (Note 8)                                           17,176           13,334
GOODWILL (Note 8)                                                         11,711            6,363
-------------------------------------------------------------------------------------------------
Total assets                                                           $ 163,403        $ 123,238
=================================================================================================
LIABILITIES
CURRENT
        Bank indebtedness (Note 10)                                    $   2,801        $   5,097
        Accounts payable                                                   9,570           11,445
        Accrued liabilities (Note 11)                                      5,545            3,237
        Interest rate swap contract (Note 19)                                143              135
        Income taxes payable                                                 329              385
        Deferred income taxes                                                714              589
        Current portion of long-term debt  (Note 12)                       5,837            4,398
-------------------------------------------------------------------------------------------------
Total current liabilities                                                 24,939           25,286
LONG-TERM DEBT  (Note 12)                                                 51,978           34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                3,000            3,000
DEFERRED INCOME TAXES                                                     16,106           13,624
-------------------------------------------------------------------------------------------------
Total liabilities                                                         96,023           76,774
=================================================================================================
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)                                                --
STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value,
        Authorized 1,000,000 shares, Issued and outstanding 300,000
        shares (Note 15)                                                  14,900           14,900
        Common stock, $.0001 par value
        Authorized 50,000,000 shares, Issued and outstanding
        12,092,142 shares (Note 15)                                            1                1
        Additional paid-in capital                                        58,232           38,407
        Accumulated deficit                                               (7,784)          (5,947)
        Accumulated other comprehensive income (loss)                      1,887           (1,073)
        Minority interest of variable interest entity (Note 22)              144              176
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                                67,380           46,464
-------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                           $ 163,403        $ 123,238
=================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

                                                    Three months         Three months        Six months          Six months
                                                   ended September      ended September   ended September     ended September
                                                      30, 2007             30, 2006           30, 2007            30, 2006
                                                     (unaudited)          (unaudited)       (unaudited)         (unaudited)
                                                 ----------------------------------------------------------------------------
REVENUE                                             $     28,877        $     27,388        $     54,107        $     49,633
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
        Outside voyage charter fees (Note 16)              2,434               1,307               4,571               3,625
        Vessel operating expenses                         19,783              18,190              37,100              32,485
        Repairs and maintenance                               --                  --                  94                  57
        General and administrative                         2,802               1,681               4,743               2,959
        Depreciation                                       1,620               1,275               3,163               2,329
        Amortization of drydock costs                        415                  84                 773                 168
        Amortization of intangibles                          401                 352                 759                 706
        (Gain) loss on foreign exchange                      (46)                 53                (219)                 90
----------------------------------------------------------------------------------------------------------------------------
                                                          27,409              22,942              50,984              42,419
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE OTHER INCOME AND EXPENSES AND                1,468               4,446               3,123               7,214
INCOME TAXES
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                 1,105               1,035               2,117               1,709
Interest income                                              (77)                (86)               (142)                (88)
Loss on interest rate swap contract                           87                  --                   8                  --
Amortization of chartering agreement costs                    47                  36                  96                  36
----------------------------------------------------------------------------------------------------------------------------
                                                           1,162                 985               2,079               1,657
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   306               3,461               1,044               5,557
============================================================================================================================
PROVISION (RECOVERY) FOR INCOME TAXES
Current                                                       10                  91                 (33)                 11
Deferred                                                      11               1,041                 372               2,205
----------------------------------------------------------------------------------------------------------------------------
NET INCOME  BEFORE MINORITY INTEREST                         285               2,329                 705               3,341
MINORITY INTEREST (Note 22)                                 (353)                 83                 (32)                 83
============================================================================================================================
NET INCOME                                                   638               2,246                 737               3,258
============================================================================================================================
PREFERRED STOCK DIVIDENDS                                    296                 298                 592                 590
STOCK WARRANT INDUCEMENT DISCOUNT (Note 15)                1,025                  --               1,982                  --
============================================================================================================================
NET (LOSS) INCOME APPLICABLE TO COMMON
STOCKHOLDERS                                        $       (683)       $      1,948        $     (1,837)       $      2,668
============================================================================================================================

Net (loss) earnings per share basic (Note 20)       $      (0.06)       $       0.27        $      (0.17)       $       0.42
Net (loss) earnings per share diluted               $      (0.06)       $       0.13        $      (0.17)       $       0.19
Weighted average shares basic                         11,917,519           7,193,265          10,618,842           6,400,986
Weighted average shares diluted                       11,917,519          17,895,696          10,618,842          16,862,299

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity and Other
Comprehensive Income (Loss)
(U.S. Dollars 000's except for Earnings Per Share figures)

                                                                                                                      Additional
                                                             Common Stock                  Preferred Stock             Paid-In
                                                        Shares           Amount         Shares          Amount         Capital
--------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                               5,600,000      $        1         300,000      $   14,900      $   24,629
       Net loss                                               --              --              --              --              --
       Minority Interest                                      --              --              --              --              --
       Preferred dividend                                     --              --              --              --              --
       Common stock dividend                                  --              --              --              --              --
       Warrant  conversion (Note 15 (a))                   3,820              --              --              --              19
       Shares issued, net of issuance
       cost of $50 (Note 15)                           2,402,957              --              --              --          12,950
       Restricted stock issued (Note 15)                 120,400              --              --              --             809
       Translation adjustment                                 --              --              --              --              --
       Comprehensive loss                                     --              --              --              --              --
--------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2007                               8,127,177      $        1         300,000      $   14,900      $   38,407
================================================================================================================================
       Net income                                             --              --              --              --              --
       Minority Interest                                      --              --              --              --              --
       Preferred dividend                                     --              --              --              --              --
       Warrant  conversion, net of stock warrant
         inducement discount (Note 15 (b))             1,914,201              --              --              --           9,571
       Translation adjustment                                 --              --              --              --              --
       Comprehensive income                                   --              --              --              --              --
--------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2007                               10,041,378      $        1         300,000      $   14,900      $   47,978
================================================================================================================================
       Net income                                             --              --              --              --              --
       Minority Interest                                      --              --              --              --              --
       Preferred dividend                                     --              --              --              --              --
       Warrant  conversion, net of stock warrant
         inducement discount (Note 15 (b))             2,050,764              --              --              --          10,254
       Translation adjustment                                 --              --              --              --              --
       Comprehensive income                                   --              --              --              --              --
--------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2007                          12,092,142      $        1         300,000      $   14,900      $   58,232
================================================================================================================================

                                                      Accumulated        Minority         Other             Total
                                                        Surplus          Interest      Comprehensive    Stockholders'
                                                        (Deficit)          VIE         Income (Loss)        Equity
--------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                               $   (1,426)      $       --       $   (1,347)      $   36,757
       Net loss                                            (3,313)              --               --           (3,313)
       Minority Interest                                      224              176               --              400
       Preferred dividend                                  (1,182)              --               --           (1,182)
       Common stock dividend                                 (250)              --               --             (250)
       Warrant  conversion (Note 15 (a))                       --               --               --               19
       Shares issued, net of issuance
       cost of $50 (Note 15)                                   --               --               --           12,950
       Restricted stock issued (Note 15)                       --               --               --              809
       Translation adjustment                                  --               --              274              274
       Comprehensive loss                                      --               --               --           (3,039)
--------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2007                               $   (5,947)      $      176       $   (1,073)      $   46,464
====================================================================================================================
       Net income                                             420               --               --              420
       Minority Interest                                     (321)             321               --               --
       Preferred dividend                                    (296)              --               --             (296)
       Warrant  conversion, net of stock warrant
         inducement discount (Note 15 (b))                   (957)              --               --            8,614
       Translation adjustment                                  --               --            1,649            1,649
       Comprehensive income                                    --               --               --            2,069
--------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2007                                $   (7,101)      $      497       $      576       $   56,851
====================================================================================================================
       Net income                                             285               --               --              285
       Minority Interest                                      353             (353)              --               --
       Preferred dividend                                    (296)              --               --             (296)
       Warrant  conversion, net of stock warrant
         inducement discount (Note 15 (b))                 (1,025)              --               --            9,229
       Translation adjustment                                  --               --            1,311            1,311
       Comprehensive income                                    --               --               --            1,596
--------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2007                           $   (7,784)      $      144       $    1,887       $   67,380
====================================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000's)
--------------------------------------------------------------------------------

                                                                                Six months            Six months
                                                                                  ended                 ended
                                                                               September 30,         September 30,
                                                                                   2007                  2006
                                                                                (unaudited)           (unaudited)
                                                                               -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $       705           $     3,341
     Adjustments to reconcile net income to net cash used
              by operating activities
                  Depreciation and amortization of                                    3,936                 2,497
                  drydock costs
                  Amortization of intangibles and deferred financing                  1,044                   838
                  costs
                  Deferred income taxes                                                 372                 2,579
                  Loss on interest rate swap                                              8                    --
              Changes in non cash operating working capital:
                  Accounts receivable                                               (14,213)              (12,137)
                  Prepaid expenses and other current assets                             (60)                 (354)
                  Accounts payable and accrued liabilities                              (37)                1,134
                  Income taxes payable                                                 (124)                  (70)
-----------------------------------------------------------------------------------------------------------------
                                                                                     (8,369)               (2,172)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                (518)              (19,553)
     Acquisition of business                                                        (24,520)                   --
     Blocked account                                                                     --                (2,700)
     Deferred drydock costs                                                            (743)                  (25)
     Deferred acquisition costs                                                          --                (1,014)
-----------------------------------------------------------------------------------------------------------------
                                                                                    (25,781)              (23,292)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of warrants (Note 15 (b))                                17,843                    --
     Proceeds from sale of shares of common stock                                        --                13,000
     Stock issuance costs                                                                --                   (50)
     Proceeds from long-term debt                                                    17,117                14,500
     Proceeds from issuance of subordinated debt                                         --                 2,200
     Long-term debt repayment                                                        (2,314)                 (574)
     Debt financing costs                                                              (330)                   --
     Capital lease repayment                                                             --                   (20)
     Proceeds from bank indebtedness                                                  3,885                12,167
     Repayment of bank indebtedness                                                  (6,181)               (8,070)
-----------------------------------------------------------------------------------------------------------------
                                                                                     30,020                33,153
-----------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                (67)                 (665)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4,197)                7,024
=================================================================================================================
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        7,207                 2,574
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                       $     3,010           $     9,598
=================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Payments for interest                                                      $     1,594           $     1,486
     Payment of income taxes                                                    $       132           $       147

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements for the periods ended at September 30, 2007 and September 30, 2006 are unaudited. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company ("WMS"), a variable interest entity as discussed in Note 21. On February 28, 2007, Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. was amalgamated under Canadian law with Lower Lakes Towing Ltd. and the newly amalgamated Lower Lakes Towing Ltd. is a 100% subsidiary of Rand LL Holdings Corp.

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

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $50 as of September 30, 2007 and March 31, 2007. The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

      Revenue recognition

      The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis. Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured. Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are insignificant and amount to less than 1% of total revenues for the periods presented.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

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

      Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. These costs are being amortized over the term of the time chartering agreement, and related debt. Transition costs are costs payable to an affiliate of Voyageur to assist Lower Lakes in managing the operation of the two acquired vessels for the reminder of the 2007 sailing season. Other intangibles are amortized as follows:

Trademarks and trade names              10 years straight-line
Non-competition agreements               4 years straight-line
Customer relationships and contracts    15 years straight-line
Chartering agreement costs              29 months (term of Chartering agreement)
Transition costs                         4 months (remainder of 2007 season)

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

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

      Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company will continue to classify income tax penalties as part of selling, general and administrative expense in its Consolidated Statements of Operations. To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation years.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

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

      Variable interest entities

      Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation ("FIN") 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 22). Two VIE's have been identified and one has been consolidated in accordance with FIN 46R. Though Voyageur (see Note 9) is a variable interest entity for Rand, it does not meet criteria for consolidation and hence is not consolidated.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

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

      Fair value option for financial assets and financial liabilities

      In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides all companies the option to irrevocably elect to report recognized financial assets and liabilities at fair value on a contract-by-contract basis. Effective as of the beginning of the first fiscal year that begins after November 15, 2007, the Company has the option of early adoption, provided the Company also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

3.    BLOCKED ACCOUNT SECURITY AGREEMENT

      On August 1, 2006, Rand Finance Corp. entered into a Blocked Account Security Agreement with National Commercial Capital Company, LLC, and deposited $2,700 on August 1, 2006 into a blocked account. The blocked account represents amounts which may be drawn by WMS under the Senior Subordinated Note Purchase Agreement between, among others, Rand Finance Corp. and WMS. Amounts on deposit in the blocked account will become available to the Company after October 31, 2008.

4.    ACCOUNTS RECEIVABLE

      Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $50 as of September 30, 2007 and March 31, 2007. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables. The Company manages and evaluates the collectibility of its trade receivables as follows. Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified when they are contacted by such customers for a future delivery to ensure any past due amounts are paid before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                                September 30,     March 31,
                                                     2007            2007
                                                 (unaudited)      (audited)
                                                -------------     ---------

      Prepaid insurance                             $  529          $  207
      Fuel and lubricants                            1,536           1,364
      Deposits and other prepaid                     1,472           1,551
      --------------------------------------------------------------------
                                                    $3,537          $3,122
      ====================================================================

6.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                      September 30,    March 31,
                                                          2007           2007
                                                       (unaudited)     (audited)
                                                      -------------    ---------
      Cost
        Vessels                                          $92,432        $70,543
        Leasehold improvements                             1,440          1,397
        Furniture and equipment                              209            116
        Computer equipment and purchased software            396            229
      -------------------------------------------------------------------------
                                                         $94,477        $72,285
      =========================================================================
      Accumulated depreciation
        Vessels                                          $ 8,605        $ 5,204
        Leasehold improvements                               185            125
        Furniture and equipment                               40             24
        Computer equipment and purchased software            120             73
      -------------------------------------------------------------------------
                                                           8,950          5,426
      -------------------------------------------------------------------------
                                                         $85,527        $66,859
      =========================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

7.    DEFERRED DRYDOCK COSTS

      Deferred drydock costs are comprised of the following:

                                               September 30,
                                                   2007         March 31, 2007
                                                (unaudited)       (audited)
                                               -------------    --------------
      Drydock expenditures                         $7,474           $6,279
      Accumulated amortization                      1,193              384
                                               ---------------------------
                                                   $6,281           $5,895
      ====================================================================

8.    INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                                   September 30,
                                                       2007       March 31, 2007
                                                    (unaudited)     (audited)
                                                   -------------  --------------
      Intangible assets
         Deferred financing costs                     $ 1,596        $ 1,172
         Trademarks, trade names                        1,026            922
         Non-competition agreements                     2,350          2,114
         Customer relationships and contracts          14,760         10,563
         Deferred acquisition transition services         201             --
         Chartering agreement costs                       481            481
      ----------------------------------------------------------------------
         Total Identifiable Intangibles               $20,414        $15,252
      ----------------------------------------------------------------------
      Accumulated amortization
         Deferred financing costs                     $   475        $   270
         Trademarks, trade names                          162             99
         Non-competition agreements                     1,030            632
         Customer relationships and contracts           1,281            773
         Deferred acquisition transition services          50             --
         Chartering agreement costs                       240            144
      ----------------------------------------------------------------------
                                                        3,238          1,918
      ----------------------------------------------------------------------
      Total intangible assets                         $17,176        $13,334
      ======================================================================
      Goodwill                                        $11,711        $ 6,363
      ======================================================================

      Intangible asset amortization over the next five years is estimated as follows:

                 2008                             $   2,664
                 2009                                 2,197
                 2010                                 1,449
                 2011                                 1,421
                 2012                                 1,329
             ----------------------------------------------
                                                  $   9,060
             ==============================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

9.    ACQUISITION

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased the assets of the bulk freight shipping business related to the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers for an aggregate purchase price of Cdn$25,000 plus certain adjustments. The acquisition was partially financed under an Agreement with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates. Pursuant to the Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by Cdn$18,000 to Cdn$36,868. The estimated purchase price allocation to the fair values of assets and liabilities acquired is as follows:

                                                              CAD$         US$
      -------------------------------------------------------------------------
      Purchase price                                         25,774      24,520
      -------------------------------------------------------------------------
      Current assets                                            374         356
      Property and equipment                                 16,576      15,762
      Goodwill                                                5,624       5,348
      Other identifiable intangible assets                    3,200       3,054
                                                        -----------------------
                                                             25,774      24,520
                                                        -----------------------

      The Company's estimate of allocation between goodwill and other identifiable intangible asset is being evaluated by a third party and is not final.

      Certain customer's contracts were also assigned to the Company under contract of Assignment.

      In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels' crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses.

      Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment ("COA") with Voyageur and Voyageur Maritime Trading Inc ("VMT") pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the "Trader"), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for Cdn$5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

10.   BANK INDEBTEDNESS

      At September 30, 2007, the Company had authorized operating lines of credit in the amounts of $3,000 CDN and $6,500 US (March 31, 2007 - $3,000 CDN and $6,500 US) with its senior lender, and was utilizing $2,801 at September 30, 2007 ($5,097 at March 31, 2007), and maintained letters of credit of $1,325 Canadian dollars. The line of credit bears interest at Canadian Prime Rate plus 1.5% or Canadian 30 day BA rate plus 2.5% on Canadian dollar borrowings and U.S. Base rate plus 1.5% or LIBOR plus 2.5% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 12. The effective interest rates on the operating lines of credit at September 30, 2007 were 7.75% on the Canadian line of credit and 9.25% on the U.S. operating line of credit.

11.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                               September 30,       March 31,
                                                    2007              2007
                                                (unaudited)        (audited)
                                               -------------       ---------
      Payroll                                      $2,891           $2,097
      Professional fees                             1,478              689
      Interest                                        288               99
      Preferred stock dividends                       888              296
      Other                                            --               56
                                               ---------------------------
                                                   $5,545           $3,237
      ====================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

12.   LONG-TERM DEBT

      On March 3, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River as borrowers, entered into the Credit Agreement which provides for a senior credit facility with General Electric Capital Corporation and a Canadian affiliate, as agent and as a lender. On August 1, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increased the maximum available under the operating lines of credit described in
      Note 10 On February 28, 2007 the parties to the Credit Agreement entered into a Second Amendment of the Credit Agreement to permit the amalgamation of two Canadian subsidiaries. On March 23, 2007, a Third Amendment, permitting the acquisition of one of the vessels, Manistee, was made to the Credit Agreement. On June 27, 2007, each of the parties to the Credit Agreement entered into a Fourth Amendment. The Fourth Amendment permitted all Fiscal 2007 capital expenditures, and allowed certain time charter expenses to be excluded from EBITDA, in the financial covenant calculations within the Credit Agreement.

      The senior credit facility, as amended, provides the operating line of credit described in Note 10, (a) a Canadian dollar denominated term loan facility under which Lower Lakes borrowed Cdn $21,200, and (b) a US dollar denominated term loan facility under which Grand River borrowed US $6,200. Rand is neither a party to the Credit Agreement nor a guarantor of any obligations under the Credit Agreement.

      On August 27, 2007, Lower Lakes, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Rand LL Holdings Corp. entered into a Fifth Amendment to the Credit Agreement, dated March 3, 2006, pursuant to the Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by Cdn$18,000 to Cdn$36,868
      (ii) the quarterly principal installment payments applicable to the Canadian term loan borrowings have been increased by Cdn$540 to Cdn$1,176 per quarter effective June 2008, (iii) the "Commitment Termination Date" (as defined therein) was extended by one year to March 3, 2012, (iv) the quarterly principal installment payments applicable to the US term loan borrowings have been extended at their current rate through December, 2011 and (v) the borrowers under the Credit Agreement amended certain financial covenants.

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

      The senior credit facility contains certain covenants, including those limiting borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the senior credit facility requires the borrowers to maintain certain financial ratios. Failure of the borrowers to comply with any of these covenants or

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

12.   LONG-TERM DEBT (continued)

      financial ratios could result in the loans under the senior credit facility being accelerated. As of September 30, 2007, the Borrowers failed to meet a financial covenant contained in the Senior Credit Facility which constituted an "Event of Default", as defined in the Senior Credit Facility. On November 6, 2007, the Borrowers obtained a waiver from the Lender waiving such Event of Default.

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

      The effective interest rates on the term loans at September 30, 2007 were 7.41% on the Canadian term loan and 8.165% on the U.S. term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

12.   LONG-TERM DEBT (continued)

                                                                                       September 30, 2007      March 31, 2007
                                                                                           (unaudited)            (audited)
                                                                                       ------------------      --------------
     a)     Term loan bearing interest at Canadian Prime  rate  plus 1.5% or
            Canadian BA rate plus 2.5% at the Company's  option. The loan is repayable over a five year term until December 2011 with current quarterly payments of $636 Cdn  until  March  2008  and  $ 1,176
            thereafter until  December  2011, and  the   balance  due  March
            2012. The term loan  is collateralized by  the  assets of  Lower
            Lakes Towing Ltd.                                                              $   36,421            $   16,892

     b)     Term loan bearing  interest at U.S.  Base rate plus 1.5% or U.S.
            LIBOR rate plus 2.5%  at  the  Company's  option.  The  loan  is repayable over a five year term until December 2011 with current quarterly payments of $186  US  until  December  2011,  and  the balance due March  2012. The  term  loan  is  collateralized  by
            assets of Grand River.                                                              5,508                 5,880

     c)     VIE's subordinated note bearing Payment in Kind  (PIK)  interest at 10%. No principal payments until July 31, 2009, at which time the entire balance of the note and PIK interest is due. The note
            is unsecured.                                                                       2,474                 2,352

     d)     VIE's  senior note  bearing  interest  at a rate of  9.06%.  The note is repayable in quarterly payments of $362 and the  balance is  due  December 31, 2008.  The  note  is  collateralized  by a
            mortgage on  three  time-chartered   vessels  and  lien  on  all
            Wisconsin & Michigan  Steamship Company assets.                                    13,412                14,138
     ----------------------------------------------------------------------------------------------------------------------
                                                                                           $   57,815            $   39,262

            Less amounts due within 12 months                                                   5,837                 4,398
     ----------------------------------------------------------------------------------------------------------------------
                                                                                           $   51,978            $   34,864
     ======================================================================================================================

      Principal payments are due as follows:

                                    2008           $     5,837
                                    2009                19,908
                                    2010                 5,473
                                    2011                 5,473
                                    2012                21,124
      --------------------------------------------------------
                                                   $    57,815
      ========================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

13.   COMMITMENTS

      The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

                     2008                               $      675
                     2009                                      675
                     2010                                      675
                     2011                                      675
                     2012                                      675
             Thereafter                                      3,600
             -----------------------------------------------------
                                                        $    6,975
             =====================================================

      The Company has not entered into any other significant operating leases.

14.   CONTINGENCIES

      Rand is not involved in any legal proceedings which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. Most of these claims are for insignificant amounts. Given Management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's outside counsel, a provision of $200 as of September 30, 2007 and $250 as of March 31, 2007 has been recorded for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

      On August 27, 2007, in connection with the COA and Option Agreement (see
      Note 9), Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to Cdn$1,250 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

      In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the Guarantee, through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee through a Cdn$625,000 letter of credit provided to Lower Lakes.

      In addition, Lower Lakes has guaranteed Voyageur's account with The St. Lawrence Seaway Management Corporation, up to CDN$ 120, which is offset by a set-off agreement under the Contract of Affreightment.

      The Company has determined that there is no carrying amount of the liability, for the guarantor's obligations under the guarantees under FIN 45.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

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

      On April 30, 2007, the Company entered into a Warrant Exercise Agreement with Knott Partners, LP; Knott Partners Offshore Master Fund, LP; CommonFund Hedged Equity Company; Shoshone Partners, LP; Finderne, LLC; Good Steward Trading Company SPC; and Leonard & Margaret Frierman (the "Knott Entities"), pursuant to which the Knott Entities agreed to exercise 1,504,000 of the Company's publicly traded warrants and the Company agreed to accept $4.50, rather than the $5.00 exercise price provided in the warrant, as the exercise price for each such warrant. On the same date, the Company received $6,768, net of stock warrant inducement discount, of proceeds from the exercise of the subject warrants and the Company authorized the issuance of the 1,504,000 shares of its common stock issuable upon exercise of such warrants.

      On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 13, 2007 (the extended "Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time were accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant was issued to the exercising warrant holder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants was reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applied to all of the Company's currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company's initial public offering. Each officer, director, employee and consultant of the Company has agreed not to exercise their warrants prior to the Expiration Time. As of September 30, 2007, 2,460,965 warrants had been exercised, pursuant to the program, generating

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

15.   STOCKHOLDERS' EQUITY (continued)

      proceeds of $11,075 net of stock warrant inducement discount.

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

      The shares of series A convertible preferred stock: rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2007 was $ 888 and at March 31, 2007 was $296.

      (a) On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

      (b) Through September 30, 2007 3,964,965 warrants were converted to shares at a rate of $4.50 per warrant for total gross proceeds of $17,843 net of stock warrant inducement discount. During the previous year 3,820 warrants were converted to shares at a rate of $5.00 per warrant for total gross proceeds of $19.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

15.   STOCKHOLDERS' EQUITY (continued)

      (c) On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company has recorded expense of $902 through September 30, 2007, including $90 in the three month period ending September 30, 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares will vest on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

      The following table summarizes information about time-based restricted stock awards:

                                                                         Shares
                                                                       ---------
      Outstanding on April 1, 2006                                            --
        Granted                                                          120,400
        Released                                                              --
        Cancelled / forfeited                                                 --
      --------------------------------------------------------------------------
      Outstanding on March 31, 2007                                      120,400
      ==========================================================================
        Granted                                                               --
        Released                                                              --
        Cancelled / forfeited                                                 --
      --------------------------------------------------------------------------
      Outstanding on September 30, 2007                                  120,400
      ==========================================================================

      The values of time based restricted stock awards at March 31, 2006 and September 30, 2006 are nil. The total number of the above stock awards that have vested at September 30, 2007 is 12,900.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

15.   STOCKHOLDERS' EQUITY (continued)

      The following continuity schedule summarizes outstanding share purchase warrants:

                                                                                                 Cumulative
                                                                                              proceeds from
                                                      Outstanding warrants     Exercise         exercise of
                                                                                  Price            warrants
                                                      -----------------------------------------------------
      Balance March 31, 2006                                    9,200,000
        Issued                                                         --
        Exercised                                                  (3,820)        $5.00                  19
      -----------------------------------------------------------------------------------------------------
      Balance March 31, 2007                                    9,196,180                           $    19
      -----------------------------------------------------------------------------------------------------
        Issued                                                         --
        Exercised                                              (1,914,201)        $4.50               8,614
      -----------------------------------------------------------------------------------------------------
      Balance June 30, 2007                                     7,281,979                           $ 8,633
      -----------------------------------------------------------------------------------------------------
        Issued                                                         --
        Exercised                                              (2,050,764)        $4.50               9,228
      Balance September 30, 2007                                5,231,215                           $17,861
      =====================================================================================================

      Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant. The total stock warrant inducement discount was $1,025 for the three months ended September 30, 2007 ($Nil for three months ended September 30, 2006.

16.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments made by the Company's operated vessels.

17.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                                Three months      Three months
                                                    ended             ended      Six months ended
                                                September 30,     September 30,    September 30,     Six months ended
                                                    2007              2006              2007        September 30, 2006
                                                 (unaudited)       (unaudited)      (unaudited)         (unaudited)
                                                ----------------------------------------------------------------------
      Bank indebtedness                               $    65           $   123            $   158             $   201
      Amortization of deferred finance                     99                67                188                  97
      costs
      Long-term debt - senior                             879               701              1,650               1,167
      Long-term debt - subordinated                        62                37                121                  37
      Long-term debt - capital lease                        -               107                  -                 207
      ----------------------------------------------------------------------------------------------------------------
                                                      $ 1,105           $ 1,035            $ 2,117             $ 1,709
      ================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

18.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                                   Three months     Three months     Six months      Six months
                                                       ended            ended          ended           ended
                                                   September 30,    September 30,   September 30,   September 30,
                                                        2007            2006            2007            2006
                                                    (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                   --------------------------------------------------------------
      Revenues by country
        Canada                                       $  16,505        $  13,072      $  29,958        $ 26,625
        United States                                   12,372           14,316         24,149          23,008
      --------------------------------------------------------------------------------------------------------
                                                     $  28,877        $  27,388      $  54,107        $ 49,633
      ========================================================================================================

      Net income (loss) by country
        Canada                                       $   1,842        $   1,480      $   2,968        $  2,995
        United States                                   (2,525)             468         (4,805)           (327)
      --------------------------------------------------------------------------------------------------------
                                                     $    (683)       $   1,948      $  (1,837)       $  2,668
      ========================================================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

                                           September 30, 2007  March 31, 2007
                                              (unaudited)        (audited)
                                           ------------------  --------------
      Property and equipment by country
        Canada                                  $ 51,287          $ 30,612
        United States                             34,240            36,247
      --------------------------------------------------------------------
                                                $ 85,527          $ 66,859
      ====================================================================

      Total assets by country
        Canada                                  $ 97,446          $ 56,652
        United States                             65,957            66,586
      --------------------------------------------------------------------
                                                $163,403          $123,238
      ====================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

19.   FINANCIAL INSTRUMENTS

      Fair value of financial instruments

      Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts and accrued liabilities and bank indebtedness. The estimated fair values of cash, accounts receivable, accounts payable, long-term debts and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates. The Company has recorded a liability of $143 ($135 as of March 31, 2007) for an interest rate swap contract entered into by the VIE.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

20.   EARNINGS PER SHARE

      The Company has a total of 12,092,142 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 18,293,255 and 16,670,986 shares for the three and six month period ending September 30, 2007 based on the following calculations. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 11,917,519 and 10,618,842 for the same period. Warrants issued from the initial prospectus and over allotment converts to 3,956,381 based on the average quarterly share price as of September 30, 2007 of $ 5.95 and 3,632,788 based on the six month average share price of $6.48 as of September 30, 2007 and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company's initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in the Company's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

                                                       Three              Three
                                                       months             months         Six months        Six months
                                                       ended,             ended            ended,             ended
                                                      September         September         September         September
                                                      30, 2007           30, 2006         30, 2007          30, 2006
                                                     (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                     -----------       -----------       -----------       -----------
      Numerator:
      Net income                                    $        285      $      2,329      $        705      $      3,341
           Preferred stock dividends                        (296)             (298)             (592)             (590)
           Minority interest                                 353               (83)               32               (83)
           Stock warrant inducement discount              (1,025)               --            (1,982)               --
      ================================================================================================================
      Income (loss) available to common
      shareholders                                  $       (683)     $      1,948      $     (1,837)     $      2,668
      ================================================================================================================
      Denominator:

      Weighted average common shares for basic
      EPS                                             11,917,519         7,193,265        10,618,842         6,400,986
      ================================================================================================================
      Effect of dilutive securities:
      Total  outstanding warrants                      5,231,215         9,200,000         5,231,215         9,200,000
      Average exercise price                                4.50              5.00              4.50              5.00
      Average price during period                           5.95              5.55              6.48              5.72
      ================================================================================================================
      Weighted average warrants                        3,956,381         8,283,076         3,632,788         8,041,958
      ================================================================================================================
      Weighted average convertible preferred
      shares at $6.20                                  2,419,355         2,419,355         2,419,355         2,419,355
      ================================================================================================================
      Weighted average common shares for
      diluted EPS                                     11,917,519        17,895,696        10,618,842        16,862,299
      ================================================================================================================
      Basic EPS                                     $      (0.06)     $       0.27      $      (0.17)     $       0.42
      Diluted EPS                                   $      (0.06)     $       0.13      $      (0.17)     $       0.19
      ================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

21.   MANAGEMENT BONUS PROGRAM

      On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program ("the Program"), the participants of which are employed by Lower Lakes or its affiliates. Participants are eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards will be settled on July 31, 2008 and may be settled in cash and/or shares of the Company's common stock, or any combination thereof, all at the discretion of the plan administrator, and shall be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of the Company's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of the Company, on each of March 31, 2006, 2007 and 2008, each participant then employed by the Company or one of its affiliates shall vest into one-third of such participant's plan account balance. The Company shall grant registration rights to any participant that is issued shares of the Company's common stock in settlement of an award under the Management Bonus Program.

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

      If a participant's service with the Company or its affiliate is terminated by the Company without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant is entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008. The company has accrued $125 to date for this program.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

22.   VARIABLE INTEREST ENTITIES

      In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN 46R. WMS has been determined to be a type of VIE, which must be consolidated in accordance with FIN-46R. The Company does not have any ownership interest in WMS and as a result 100% of the equity is shown as minority interest.

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

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers.

      Certain customer's contracts were also assigned to the Company under a Contract of Assignment.

      In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels' crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses.

      Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment ("COA") with Voyageur and Voyageur Maritime Trading Inc ("VMT") pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the "Trader"), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for Cdn$5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

      On August 27, 2007, Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to Cdn$1,250 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee. Under the Guarantee, Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under an Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

22.   VARIABLE INTEREST ENTITIES (continued)

      In addition, Lower Lakes has guaranteed Voyageur's account with The St. Lawrence Seaway Management Corporation, up to CDN$ 120, which is offset by a set-off agreement under the Contract of Affreightment.

      Though Voyageur is a variable interest entity for Rand, the Company is not deemed the "Primary Beneficiary" of Voyageur and therefore is not required to consolidate Voyageur's financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company. The maximum exposure of the Company in the event the Voyageur default is CDN$845, which represents (1) Half of the CDN$ 1,250 guarantee of Voyageur's indebtedness to GE Canada, unless the Company exercises its purchase options and (2) A guarantee of Voyageur's account with The St. Lawrence Seaway Management Corporation, which is offset by a set-off agreement under the Contract of Affreightment.

      The impact of the WMS VIE on the balance sheet as of September 30, 2007 and March 31, 2007 and statement of operations for the period ending September 30, 2007 and the comparable prior year figures are shown below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

22.   VARIABLE INTEREST ENTITIES (continued)

                                                                                     Impact of FIN       Consolidated
                                                               Rand Logistics, Inc.       46R           September 30,
                                                                September 30, 2007   presentation            2007
                                                                   (unaudited)        (unaudited)        (unaudited)
                                                               --------------------  -------------      -------------
ASSETS
CURRENT
         Cash and cash equivalents                                  $   2,227          $     783          $   3,010
         Accounts receivable (Note 4)                                  16,881                 34             16,915
         Prepaid expenses and other current assets (Note 5)             3,424                113              3,537
         Income tax receivable                                            330                 --                330
         Deferred income taxes                                          1,253                103              1,356
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                   24,115              1,033             25,148

BLOCKED ACCOUNT (Note 3)                                                2,700                 --              2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                   68,178             17,349             85,527
DUE FROM RELATED COMPANY                                                 (841)               841                 --
DEFERRED INCOME TAXES                                                  13,868                992             14,860
DEFERRED DRYDOCK COSTS, NET (Note 7)                                    6,281                 --              6,281
INTANGIBLE ASSETS, NET (Note 8)                                        16,892                284             17,176
NOTE RECEIVABLE WMS                                                     2,417             (2,417)                --
GOODWILL (Note 8)                                                      11,711                 --             11,711
-------------------------------------------------------------------------------------------------------------------
Total assets                                                        $ 145,321          $  18,082          $ 163,403
===================================================================================================================
LIABILITIES
CURRENT
         Bank indebtedness (Note 9)                                 $   2,801          $      --          $   2,801
         Accounts payable                                               9,229                341              9,570
         Accrued liabilities (Note 10)                                  4,771                774              5,545
         Interest rate swap contract (Note 18)                             --                143                143
         Income taxes payable                                             362                (33)               329
         Deferred income taxes                                            714                 --                714
         Current portion of long-term debt  (Note 11)                   4,387              1,450              5,837
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                              22,264              2,675             24,939
LONG-TERM DEBT  (Note 11)                                              37,542             14,436             51,978
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 20)                             3,000                 --              3,000
DEFERRED INCOME TAXES                                                  15,110                996             16,106
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                      77,916             18,107             96,023
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value                                 14,900                 --             14,900
     Common stock, $.0001 par value                                         1                 --                  1
     Additional paid-in capital                                        58,232                                58,232
     Accumulated deficit                                               (7,509)              (275)            (7,784)
     Minority interest of variable interest entity                         --                144                144
     Accumulated other comprehensive income (loss)                      1,781                106              1,887
===================================================================================================================
Total stockholders' equity                                          $  67,405          $     (25)         $  67,380
===================================================================================================================
  Total liabilities and stockholders' equity                        $ 145,321          $  18,082          $ 163,403
===================================================================================================================

                                                                                     Impact of FIN
                                                               Rand Logistics, Inc.       46R            Consolidated
                                                                  March 31, 2007     presentation       March 31, 2007
                                                                    (audited)          (audited)          (audited)
                                                               --------------------  -------------      --------------
ASSETS
CURRENT
         Cash and cash equivalents                                  $   6,646          $     561          $   7,207
         Accounts receivable (Note 4)                                   2,632                 70              2,702
         Prepaid expenses and other current assets (Note 5)             3,125                 (3)             3,122
         Income tax receivable                                            263                 --                263
         Deferred income taxes                                          1,116                103              1,219
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                   13,782                731             14,513

BLOCKED ACCOUNT (Note 3)                                                2,700                 --              2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                   48,978             17,881             66,859
DUE FROM RELATED COMPANY                                               (1,657)             1,657                 --
DEFERRED INCOME TAXES                                                  12,986                588             13,574
DEFERRED DRYDOCK COSTS, NET (Note 7)                                    5,895                 --              5,895
INTANGIBLE ASSETS, NET (Note 8)                                        12,936                398             13,334
NOTE RECEIVABLE WMS                                                     2,298             (2,298)                --
GOODWILL (Note 8)                                                       6,363                 --              6,363
-------------------------------------------------------------------------------------------------------------------
Total assets                                                        $ 104,281          $  18,957          $ 123,238
===================================================================================================================
LIABILITIES
CURRENT
         Bank indebtedness (Note 9)                                 $   5,097          $      --          $   5,097
         Accounts payable                                              10,312              1,133             11,445
         Accrued liabilities (Note 10)                                  2,491                746              3,237
         Interest rate swap contract (Note 18)                             --                135                135
         Income taxes payable                                             385                 --                385
         Deferred income taxes                                            589                 --                589
         Current portion of long-term debt  (Note 11)                   2,948              1,450              4,398
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                              21,822              3,464             25,286
LONG-TERM DEBT  (Note 11)                                              19,825             15,039             34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 20)                             3,000                 --              3,000
DEFERRED INCOME TAXES                                                  13,031                593             13,624
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                      57,678             19,096             76,774
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,                                14,900                 --             14,900
     Common stock, $.0001 par value                                         1                 --                  1
     Additional paid-in capital                                        38,407                 --             38,407
     Accumulated deficit                                               (5,537)              (410)            (5,947)
     Minority interest of variable interest entity                         --                176                176
     Accumulated other comprehensive income (loss)                     (1,168)                95             (1,073)
===================================================================================================================
Total stockholders' equity                                          $  46,603          $    (139)         $  46,464
===================================================================================================================
  Total liabilities and stockholders' equity                        $ 104,281          $  18,957          $ 123,238
===================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

22.   VARIABLE INTEREST ENTITIES (continued)

                                                   Three months ended September 30, 2007    Three months ended September 30, 2006
                                                  --------------------------------------   ----------------------------------------
                                                     Rand                                     Rand
                                                  Logistics,    Impact of                  Logistics,     Impact of
                                                      Inc.       Fin 46R    Consolidated       Inc.        Fin 46R     Consolidated
                                                  (unaudited)  (unaudited)   (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                                  -----------  -----------  ------------   -----------   -----------   ------------
REVENUE                                            $ 28,877      $     --      $ 28,877      $ 27,388      $     --      $ 27,388

EXPENSES
      Outside voyage charter fees (Note 15)           2,434            --         2,434         1,307                       1,307
      Charter hire                                    2,650        (2,650)           --         3,085        (3,085)           --
      Vessel operating expenses                      18,204         1,579        19,783        15,941         2,249        18,190
      Repairs and maintenance                            --            --            --            --            --            --
      General and administrative                      2,636           166         2,802         1,580           101         1,681
      Depreciation                                    1,305           315         1,620         1,065           210         1,275
      Amortization of drydock costs                     415            --           415            84            --            84
      Amortization of intangibles                       401            --           401           402           (50)          352
      Loss (Gain) on foreign exchange                   (46)           --           (46)           53            --            53
---------------------------------------------------------------------------------------------------------------------------------
                                                     27,999          (590)       27,409        23,517          (575)       22,942
INCOME BEFORE OTHER INCOME AND EXPENSES AND
INCOME TAXES                                            878           590         1,468         3,871           575         4,446
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 16)                              669           436         1,105           747           288         1,035
Interest income                                        (137)           60           (77)          (86)           --           (86)
Loss on interest rate swap contract                      --            87            87            --            --            --
Amortization of deferred chartering
agreement costs                                          47            --            47            36            --            36
---------------------------------------------------------------------------------------------------------------------------------
                                                        579           583         1,162           697           288           985

INCOME BEFORE INCOME TAXES                              299             7           306         3,174           287         3,461
PROVISION (RECOVERY) FOR INCOME TAXES                  (286)          307            21         1,013           119         1,132
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE MINORITY INTEREST                     585          (300)          285         2,161           168         2,329
---------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                        --          (353)         (353)           --            83            83
=================================================================================================================================
NET INCOME                                              585            53           638         2,161            85         2,246
=================================================================================================================================
PREFERRED STOCK DIVIDENDS                               296            --           296           298            --           298
STOCK WARRANT INDUCEMENT DISCOUNT                     1,025            --         1,025            --            --            --
=================================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                       ($   736)     $     53      ($   683)     $  1,863      $     85      $  1,948
=================================================================================================================================
Net loss per share basic and diluted (Note 19)     ($  0.06)     $   0.00      ($  0.06)     $   0.26      $   0.01      $   0.27
Weighted average shares basic and diluted          ($  0.06)     $   0.00      ($  0.06)     $   0.12      $   0.01      $   0.13

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

22.   VARIABLE INTEREST ENTITIES (continued)

                                                    Six months ended September 30, 2007       Six months ended September 30, 2006
                                                  --------------------------------------   ----------------------------------------
                                                     Rand                                     Rand
                                                  Logistics,    Impact of                  Logistics,     Impact of
                                                      Inc.       Fin 46R    Consolidated       Inc.        Fin 46R     Consolidated
                                                  (unaudited)  (unaudited)   (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                                  -----------  -----------  ------------   -----------   -----------   ------------
REVENUE                                            $ 54,107      $     --      $ 54,107      $ 49,633      $     --      $ 49,633

EXPENSES
      Outside voyage charter fees (Note 15)           4,571            --         4,571         3,625            --         3,625
      Charter hire                                    5,791        (5,791)           --         3,085        (3,085)           --
      Vessel operating expenses                      33,433         3,667        37,100        30,236         2,249        32,485
      Repairs and maintenance                            87             7            94            57            --            57
      General and administrative                      4,328           415         4,743         2,858           101         2,959
      Depreciation                                    2,534           629         3,163         2,119           210         2,329
      Amortization of drydock costs                     753            --           759           168            --           168
      Amortization of intangibles                       709            --           709           756           (50)          706
      Loss (Gain) on foreign exchange                  (219)           --          (219)           90            --            90
---------------------------------------------------------------------------------------------------------------------------------
                                                     52,057        (1,073)       50,984        42,994          (575)       42,419
INCOME BEFORE OTHER INCOME AND EXPENSES AND
INCOME TAXES                                          2,050         1,073         3,123         6,639           575         7,214
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 16)                            1,241           876         2,117         1,421           288         1,709
Interest income                                        (260)          118          (142)          (88)           --           (88)
Loss on interest rate swap contract                      --             8             8            --            --            --
Amortization of deferred chartering agreement
costs                                                    96            --            96            36            --            36
---------------------------------------------------------------------------------------------------------------------------------
                                                      1,077         1,002         2,079         1,369           288         1,657

INCOME BEFORE INCOME TAXES                              973            71         1,044         5,271           287         5,558
PROVISION (RECOVERY) FOR INCOME TAXES                   374           (35)          339         2,098           119         2,217
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE MINORITY INTEREST                     599           106           705         3,173           168         3,341
---------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                        --           (32)          (32)           --            83            83
=================================================================================================================================
NET INCOME                                              599           138           737         3,173            85         3,258
=================================================================================================================================
PREFERRED STOCK DIVIDENDS                               592            --           592           590            --           590
STOCK WARRANT INDUCEMENT DISCOUNT                     1,982            --         1,982            --            --            --
=================================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                       ($ 1,975)     $    138      ($ 1,837)     $  2,583      $     85      $  2,668
=================================================================================================================================
Net loss per share basic and diluted (Note 19)     ($  0.19)     $   0.02      ($  0.17)     $   0.40      $   0.02      $   0.42
Weighted average shares basic and diluted          ($  0.19)     $   0.02      ($  0.17)     $   0.19      $   0.00      $   0.19

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars)
--------------------------------------------------------------------------------

23.   SUBSEQUENT EVENTS

      Lower Lakes Transportation utilizes three vessels under the terms of a Time Charter Agreement with WMS, the owner of the vessels. On May 9, 2007, the officers on those vessels represented by the American Maritime Officers ("AMO") returned the vessels to port and began a work stoppage. On August 6, 2007, the Company announced that WMS' agreement with AMO had expired pursuant to its terms. WMS has hired replacement officers for supervisory staffing of the vessels and two WMS vessels were sailing as of September 30, 2007. The third vessel sailed on November 1, 2007.

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

      On August 1, 2006, Lower Lakes Transportation entered into a Time Charter Agreement with Wisconsin & Michigan Steamship Company ("WMS"), pursuant to which three United States flag vessels owned by WMS are available for the exclusive use of Lower Lakes Transportation. The basic charter period under the Time Charter Agreement expires on December 31, 2008, and Lower Lakes Transportation has the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provides Lower Lakes Transportation the option of purchasing the vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the vessels. The Company funded its obligations under the Time Charter Agreement with US$13,000,000 of proceeds from the issuance of 2,402,957 shares of Rand's common stock sold in a private placement to institutional accredited investors, and the proceeds of the amended senior loan facility entered into on August 1, 2006 by Lower Lakes, Grand River and Lower Lakes Transportation. On May 9, 2007, the officers on the vessels owned by WMS represented by the American Maritime Officers ("AMO") returned the vessels to port and began a work stoppage, in response to which WMS layed up the vessels in order to minimize the operating and related costs incurred during such period. On or about August 6, 2007, WMS' agreement with AMO expired pursuant to its terms and WMS notified Lower Lakes that WMS was evaluating the supervisory staffing needs of the vessels to enable them to commence sailing in the foreseeable future. Lower Lakes Transportation remained obligated to pay hire under the Time Charter Agreement during the period of time that the vessels were layed up. The unavailability of the WMS vessels resulting from the work stoppage has had a negative impact on our financial performance. As of November 1, 2007, the WMS vessels had been restaffed and returned to service with officers not affiliated with AMO.

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

      On May 4, 2007, the Company announced a program by which the exercise price of its outstanding, publicly traded warrants was reduced to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants). The reduced exercise price under the program was in effect through July 13, 2007, as of which date 2,460,965 warrants were exercised under the program, generating cash of $11,074,342.50 for the Company. Following expiration of the reduced exercise price period under the program, the original exercise price of $5.00 was reinstituted for all remaining unexercised warrants. As of November 1, 2007, 5,231,215 warrants remain outstanding, including 1,571,349 warrants owned by officers and directors, none of whom exercised any warrants at the reduced exercise price.

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement (the "Memorandum of Agreement"), dated as of the same date, with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers for an aggregate purchase price of Cdn$25,000,000.

      Also on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement (the "Crew Manning Agreement"), with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels' crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of $175,000 and pay or reimburse Voyageur for its reasonable crew payroll expenses.

      Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment (the "COA") with Voyageur and Voyageur Maritime Trading Inc ("VMT") pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the "Trader"), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers. The COA expires on December 31, 2011, and renews automatically annually thereafter unless Lower Lakes provides Voyageur or VMT with notice of cancellation six months prior to the end of the then current term. Under the COA, Lower Lakes is obligated to pay Voyageur and VMT a portion of the freight rate it charges its customers, subject to certain adjustments. Lower Lakes is also responsible for all taxes, tolls, fees or tariffs levied against the Trader or its cargo, provided that it can be recouped from its customers, otherwise, these costs will be for the account of Voyageur and VMT. Pursuant to the COA, Voyageur and VMT are responsible for ensuring the seaworthiness of the Trader and the compliance of its crew with all safety, health and other applicable laws and regulations of Canada. Voyageur, VMT and Voyageur's president also agreed not to compete with, nor induce any employee to leave his employment with, Lower Lakes.

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for Cdn$5,000,000, subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

      On August 27, 2007, in connection with the COA and Option Agreement, Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada. A description of the Guarantee follows under the heading "Off-Balance Sheet Arrangements".

      On August 27, 2007, Lower Lakes, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Rand LL Holdings Corp. entered into a Fifth Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company ("GE Canada"), as a lender, and certain of each such party's affiliates (the "Credit Agreement"). Pursuant to the Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by Cdn$18,000,000 to Cdn$36,868,000, (ii) the quarterly principal installment payments applicable to the Canadian term loan borrowings have been increased by Cdn$540,000 to Cdn$1,176,000, (iii) the "Commitment Termination Date" (as defined therein) was extended to March 3, 2012, (iv) the quarterly principal installment payments applicable to the US term loan borrowings have been extended at their current rate through December, 2011 and (v) the borrowers under the Credit Agreement amended certain financial covenants.

      On August 6, 2007, Lower Lakes, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Rand LL Holdings Corp. received a Waiver to the Credit Agreement for violations of the financial covenants relating to minimum EBITDA, Fixed Charge Coverage Ratio, and Senior Debt to EBITDA. The violations arose primarily from reduced EBITDA relating to several factors, including the impacts of the WMS strike, higher general and administrative costs, the timing and expenses of the Voyageur closing and changes in exchange rates. The Waiver also includes an agreement to pay a prepayment fee if the amount outstanding under the Credit Agreement is prepaid prior to November 6, 2008 to compensate the lender for being prepared to make funds available.

      Lower Lakes' fleet consists of four self-unloading bulk carriers and three conventional bulk carriers in Canada and seven self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns six of the Canadian vessels and charters the seventh pursuant to the terms of the COA. Lower Lakes Transportation time charters four of the U.S. vessels, including the tug and barge unit, from Grand River, and three of the U.S. vessels from WMS. With the exception of the barge (which Grand River bareboat charters from an affiliate of WMS), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

      Rand intends to continue to pursue acquisition opportunities in an effort to diversify its investments. Rand's strategy and business model as it relates to Lower Lakes includes the following:

      o Selected acquisitions. Since October 1999, Lower Lakes has added 12 cargo-carrying vessels to its fleet, making Lower Lakes one of the most acquisitive shipping companies in the Great Lakes region. Rand's management believes that the acquisition of additional vessels would provide it with a larger share of the available River Class capacity, provide additional operating flexibility and extend the longevity of its fleet. Rand is actively pursuing acquisition opportunities but is not committed to any acquisitions at the present time;

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

      Off-Balance Sheet Arrangements.

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the September 30, 2007 financial statements for a discussion of outstanding options and warrants.

      On August 27, 2007, in connection with the COA and Option Agreement, Lower Lakes entered into the Guarantee with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to Cdn$1,250,000 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

      In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the Guarantee, through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee through a Cdn$625,000 letter of credit provided to Lower Lakes.

      Voyageur has been determined to be a variable interest entity of the Company under U.S. GAAP. Rand has determined that it is not a "Primary Beneficiary" of Voyageur's remaining business and therefore Rand is not required to consolidate Voyageur's financial statements.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective.

      In connection with its review of our financial statements as of September 30, 2007 and for the three month period then ended, our independent registered chartered accounting firm, Grant Thornton LLP, notified our audit committee that it had identified certain material weaknesses and significant deficiencies in our internal control systems, which were identified as part of the March 31, 2007 financial statements audit.

      During the quarter ended September 30, 2007 in connection with the material weaknesses, significant deficiency and control deficiencies described in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2007, we continued to enhance our internal controls over financial reporting as described below, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

      o we engaged a third party provider in April 2007 to provide overall information technology management and helpdesk services, which has recommended upgrades to our information technology infrastructure, communications, and security. We began redeploying our network, security policies and disaster recovery in July 2007. The administrative function to the server has been transitioned from the Lower Lakes CFO to the sole custody of the third party information technology manager as part of a new security policy;

      o we hired two additional financial analysts in June 2007 and July 2007 to further add accounting resources over prior year levels. With our new employees, we have implemented new procedures and security permissions to provide separation of duties within our accounting functions. Management has also commenced substantial efforts to complete implementation in fiscal 2008 of upgraded business and financial reporting software;

      o we have implemented a process to receive, evaluate, and retain anonymous complaints regarding accounting and financial reporting issues; and

      o in July 2007, our third party information technology manager commenced deployment of infrastructure upgrades, including the strengthening of our data backup and recovery process, and the limitation of physical access to our server via a locked cabinet.

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

   3.2.2        Amended By-laws. (8)
   4.1          Specimen Unit Certificate. (5)
   4.2          Specimen Common Stock Certificate. (5)
   4.3          Specimen Warrant Certificate. (5)
   4.4          Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                (5)
   4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
   10.1         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Laurence S. Levy. (5)
   10.2         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Isaac Kier. (1)
   10.3         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Sandeep D. Alva. (5)
   10.4         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Falcon Partners Holdings, LLC. (5)
   10.5         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Natalie Lynn Levy Irrevocable Trust. (5)
   10.6         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Michael Benjamin Levy Irrevocable Trust. (5)
   10.7         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jessica Rose Levy Irrevocable Trust. (5)
   10.8         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jane Levy. (5)
   10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                (5)
   10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)
   10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)
   10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)
   10.13        Registration Rights Agreement among the Registrant and the
                Founders. (5)
   10.14        Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
   10.15        Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
   10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)
   10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (14)
   10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (7)
   10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (7)
   10.21        Management Bonus Plan, dated March 3, 2006. (7)
   10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (9)

   10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (9)
   10.24 Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc. in favor of Wisconsin & Michigan Steamship Company. (9)
   10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company. (9)
   10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(9)
   10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (9)
   10.28 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
   10.29 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
   10.30 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy. (11)
   10.31 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener. (11)
   10.32 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (11)
   10.33 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall. (11)
   10.34 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham. (11)
   10.35 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier. (11)
   10.36 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie. (11)
   10.37 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and H. Cabot Lodge III. (11)
   10.38 Restricted Share Award Agreement, dated January 17, 2007 between Rand Logistics, Inc. and Laurence S. Levy. (12)
   10.39 Restricted Share Award Agreement, dated January 17, 2007 between Rand Logistics, Inc. and Edward Levy. (12)
   10.40 Vessel Sale Agreement, dated as of March 23, 2007, between Grand River Navigation Company, Inc. and Lake Service Shipping Co.
                (13)
   10.41 Third Amendment to Credit Agreement, dated as of March 23, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (13)
   10.42 Warrant Exercise Agreement, dated April 30, 2007, among Rand Logistics, Inc. and Knott Partners, LP, Knott Partners Offshore Master Fund, LP, CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, and Leonard & Margaret Frierman. (15)
   10.43 Fourth Amendment to Credit Agreement, dated as of June 26, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender. (16)

   10.44        First Amendment Agreement to Time Charter Guaranty, dated as of
                June 27, 2007, between Rand LL Holdings Corp. and Wisconsin &
                Michigan Steamship Company. (16)
   10.45        Crew Manning Agreement, dated August 27, 2007, between Lower
                Lakes Towing Ltd. and Voyageur Marine Transport Ltd.(17)
   10.46        Contract of Affreightment, dated August 27, 2007, between
                Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc.
                and Lower Lakes Towing Ltd.(17)
   10.47        Option Agreement, dated August 27, 2007, between Lower Lakes
                Towing Ltd. and Voyageur Maritime Trading Inc.(17)
   10.48        Fifth Amendment to Credit Agreement, dated as of August 27,
                2007, by and among Lower Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc., the other Credit
                Parties signatory thereto, General Electric Capital Corporation, as a US Lender and as Agent, and GE Canada Finance Holding
                Company, as a Cdn Lender.(17)
   10.49        Memorandum of Agreement, dated August 27, 2007, between Voyageur
                Marine Transport Ltd., Voyageur Pioneer Marine Inc. and Lower
                Lakes Towing Ltd.(17)
   10.50        Guarantee, dated August 27, 2007, between Lower Lakes Towing
                Ltd. And GE Canada Finance Holding Company.(17)
   10.51        Letter of Credit Agreement, dated August 27, 2007, between Lower
                Lakes Towing Ltd. and Heddle Marine Service Inc.(17)
   14           Code of Ethics. (6)
   21           Subsidiaries of Rand. (16)
   31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
   31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
   32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
   32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
   99.1         Risk Factors. (18)

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

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.
(17) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.
(18)  Filed herewith.

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


Date: November 13, 2007                             /s/ Laurence S. Levy
      -----------------                             ----------------------------
                                                    Laurence S. Levy
                                                    Chief Executive Officer


Date: November 13, 2007                             /s/ Joseph W. McHugh, Jr.
      -----------------                             ----------------------------
                                                    Joseph W. McHugh, Jr.
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted:
                Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel, 7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
   2.2          Amendment to Stock Purchase Agreement, dated December 29, 2005.
                (2)
   2.3          Amendment to Stock Purchase Agreement, dated January 27, 2006.
                (3)
   2.4          Amendment to Stock Purchase Agreement, dated February 27, 2006.
                (4)
   3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (7)
   3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006.
                (10)
   3.2.1        By-laws. (5)
   3.2.2        Amended By-laws. (8)
   4.1          Specimen Unit Certificate. (5)
   4.2          Specimen Common Stock Certificate. (5)
   4.3          Specimen Warrant Certificate. (5)
   4.4          Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                (5)
   4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
   10.1         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Laurence S. Levy. (5)
   10.2         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Isaac Kier. (1)
   10.3         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Sandeep D. Alva. (5)
   10.4         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Falcon Partners Holdings, LLC. (5)
   10.5         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Natalie Lynn Levy Irrevocable Trust. (5)
   10.6         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Michael Benjamin Levy Irrevocable Trust. (5)
   10.7         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jessica Rose Levy Irrevocable Trust. (5)
   10.8         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Jane Levy. (5)
   10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                (5)
   10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (5)
   10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)
   10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)
   10.13        Registration Rights Agreement among the Registrant and the
                Founders. (5)
   10.14        Form of Warrant Purchase Agreements among each of Laurence S.
                Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc.
                (5)
   10.15        Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                and Rand Management LLC. (5)
   10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)

   10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)
   10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (14)
   10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (7)
   10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (7)
   10.21        Management Bonus Plan, dated March 3, 2006. (7)
   10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Raytheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (9)
   10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (9)
   10.24 Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc. in favor of Wisconsin & Michigan Steamship Company. (9)
   10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company. (9)
   10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(9)
   10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (9)
   10.28 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
   10.29 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (11)
   10.30 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy. (11)
   10.31 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener. (11)
   10.32 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (11)
   10.33 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall. (11)
   10.34 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham. (11)
   10.35 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier. (11)
   10.36 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie. (11)

   10.37        Award Agreement, dated October 18, 2006, between Rand Logistics,
                Inc. and H. Cabot Lodge III. (11)
   10.38        Restricted Share Award Agreement, dated January 17, 2007 between
                Rand Logistics, Inc. and Laurence S. Levy. (12)
   10.39        Restricted Share Award Agreement, dated January 17, 2007 between
                Rand Logistics, Inc. and Edward Levy. (12)
   10.40        Vessel Sale Agreement, dated as of March 23, 2007, between Grand
                River Navigation Company, Inc. and Lake Service Shipping Co.
                (13)
   10.41        Third Amendment to Credit Agreement, dated as of March 23, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc, the other Credit
                Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the
                other Lenders signatory thereto from time to time, and GE Canada
                Finance Holding Company, as a Canadian Lender and the other
                Lenders signatory thereto from time to time. (13)
   10.42        Warrant Exercise Agreement, dated April 30, 2007, among Rand
                Logistics, Inc. and Knott Partners, LP, Knott Partners Offshore
                Master Fund, LP, CommonFund Hedged Equity Company, Shoshone
                Partners, LP, Finderne, LLC, Good Steward Trading Company SPC,
                and Leonard & Margaret Frierman. (15)
   10.43        Fourth Amendment to Credit Agreement, dated as of June 26, 2007, among Lower Lakes Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc, the other Credit
                Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the
                other Lenders signatory thereto from time to time, and GE Canada
                Finance Holding Company, as a Canadian Lender. (16)
   10.44        First Amendment Agreement to Time Charter Guaranty, dated as of
                June 27, 2007, between Rand LL Holdings Corp. and Wisconsin &
                Michigan Steamship Company. (16)
   10.45        Crew Manning Agreement, dated August 27, 2007, between Lower
                Lakes Towing Ltd. and Voyageur Marine Transport Ltd.(17)
   10.46        Contract of Affreightment, dated August 27, 2007, between
                Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc.
                and Lower Lakes Towing Ltd.(17)
   10.47        Option Agreement, dated August 27, 2007, between Lower Lakes
                Towing Ltd. and Voyageur Maritime Trading Inc.(17)
   10.48        Fifth Amendment to Credit Agreement, dated as of August 27,
                2007, by and among Lower Towing Ltd., Lower Lakes Transportation
                Company, Grand River Navigation Company, Inc., the other Credit
                Parties signatory thereto, General Electric Capital Corporation, as a US Lender and as Agent, and GE Canada Finance Holding
                Company, as a Cdn Lender.(17)
   10.49        Memorandum of Agreement, dated August 27, 2007, between Voyageur
                Marine Transport Ltd., Voyageur Pioneer Marine Inc. and Lower
                Lakes Towing Ltd.(17)
   10.50        Guarantee, dated August 27, 2007, between Lower Lakes Towing
                Ltd. And GE Canada Finance Holding Company.(17)
   10.51        Letter of Credit Agreement, dated August 27, 2007, between Lower
                Lakes Towing Ltd. and Heddle Marine Service Inc.(17)
   14           Code of Ethics. (6)
   21           Subsidiaries of Rand. (16)
   31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
   31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
   32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
   32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
   99.1         Risk Factors. (18)

(1) Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.
(17) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.
(18)  Filed herewith.