Form 10QSB/A
period 2007-09-30
Rand Logistics, Inc.
filed 2007-11-19
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No.1)


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

      Explanatory Note

      This Amendment No. 1 on Form 10-QSB/A is being filed because management filed the Form 10-QSB on November 13, 2007 based on its understanding that the Registrant's independent registered public accounting firm had completed its review procedures at the time of such filing. Immediately after such filing, the accounting firm notified the Registrant that it required additional time to complete its review procedures. This Form 10-QSB/A contains the review report of our independent registered public accounting firm on the interim financial statements of Rand Logistics, Inc. and its subsidiaries as of September 30, 2007, and for the three-month and six-month periods ended September 30, 2007 and 2006. This Amendment No. 1 on Form 10-QSB/A also amends Part I, Items 1 and 2 of our Quarterly Report on Form 10-QSB to correct for certain rounding and other immaterial arithmetical errors as well as to correct certain references to the Voyageur group of companies.

      For convenience and ease of reference, the Registrant is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 13, 2007, the filing date of the Quarterly Report. Currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and
Shareholders of Rand Logistics, Inc.

We have reviewed the accompanying consolidated balance sheet of Rand Logistics, Inc. and subsidiaries (the "Company") as of September 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended September 30, 2007 and 2006, the consolidated statements of cash flows for the six-month periods ended September 30, 2007 and 2006, and the consolidated statement of changes in stockholders' equity for the six-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended (not presented herein); and in our report dated June 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Grant Thornton LLP

Hamilton, Canada
November 19, 2007

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

      Variable interest entities


      Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation ("FIN") 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 22). Two VIE's have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 9) is a variable interest entity for Rand, it does not meet criteria for consolidation and hence is not consolidated.

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


      Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the "Primary Beneficiary" of the Voyageur group of companies and therefore is not required to consolidate Voyageur's financial statements. The Voyageur group of companies became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company. The maximum exposure of the Company in the event the Voyageur default is CDN$845, which represents (1) Half of the CDN$ 1,250 guarantee of Voyageur's indebtedness to GE Canada, unless the Company exercises its purchase option and (2) A guarantee of Voyageur's account with The St. Lawrence Seaway Management Corporation, which is offset by a set-off agreement under the Contract of Affreightment.


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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
--------------------------------------------------------------------------------

22.   VARIABLE INTEREST ENTITIES (continued)

                                                    Six months ended September 30, 2007       Six months ended September 30, 2006
                                                  --------------------------------------   ----------------------------------------
                                                     Rand                                     Rand
                                                  Logistics,    Impact of                  Logistics,     Impact of
                                                      Inc.       Fin 46R    Consolidated       Inc.        Fin 46R     Consolidated
                                                  (unaudited)  (unaudited)   (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                                  -----------  -----------  ------------   -----------   -----------   ------------
REVENUE                                            $ 54,107      $     --      $ 54,107      $ 49,633      $     --      $ 49,633

EXPENSES
      Outside voyage charter fees (Note 15)           4,571            --         4,571         3,625            --         3,625
      Charter hire                                    5,791        (5,791)           --         3,085        (3,085)           --
      Vessel operating expenses                      33,433         3,667        37,100        30,236         2,249        32,485
      Repairs and maintenance                            87             7            94            57            --            57
      General and administrative                      4,328           415         4,743         2,858           101         2,959
      Depreciation                                    2,534           629         3,163         2,119           210         2,329

      Amortization of drydock costs                     773            --           773           168            --           168
      Amortization of intangibles                       759            --           759           756           (50)          706

      Loss (Gain) on foreign exchange                  (219)           --          (219)           90            --            90
---------------------------------------------------------------------------------------------------------------------------------
                                                     52,057        (1,073)       50,984        42,994          (575)       42,419
INCOME BEFORE OTHER INCOME AND EXPENSES AND
INCOME TAXES                                          2,050         1,073         3,123         6,639           575         7,214
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 16)                            1,241           876         2,117         1,421           288         1,709
Interest income                                        (260)          118          (142)          (88)           --           (88)
Loss on interest rate swap contract                      --             8             8            --            --            --
Amortization of deferred chartering agreement
costs                                                    96            --            96            36            --            36
---------------------------------------------------------------------------------------------------------------------------------
                                                      1,077         1,002         2,079         1,369           288         1,657

INCOME BEFORE INCOME TAXES                              973            71         1,044         5,270           287         5,557
PROVISION (RECOVERY) FOR INCOME TAXES                   374           (35)          339         2,097           119         2,216

---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE MINORITY INTEREST                     599           106           705         3,173           168         3,341
---------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                        --           (32)          (32)           --            83            83
=================================================================================================================================
NET INCOME                                              599           138           737         3,173            85         3,258
=================================================================================================================================
PREFERRED STOCK DIVIDENDS                               592            --           592           590            --           590
STOCK WARRANT INDUCEMENT DISCOUNT                     1,982            --         1,982            --            --            --
=================================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                       ($ 1,975)     $    138      ($ 1,837)     $  2,583      $     85      $  2,668
=================================================================================================================================
Net loss per share basic and diluted (Note 19)     ($  0.19)     $   0.02      ($  0.17)     $   0.40      $   0.02      $   0.42
Weighted average shares basic and diluted          ($  0.19)     $   0.02      ($  0.17)     $   0.19      $   0.00      $   0.19

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


      The Voyageur group of companies (Voyageur and its subsidiaries) has been determined to be a variable interest entity of the Company under U.S. GAAP. Rand has determined that it is not a "Primary Beneficiary" of the Voyageur group of companies' remaining business and therefore Rand is not required to consolidate the Voyageur group of companies' financial statements.


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



Date: November 19, 2007                             /s/ Laurence S. Levy
      -----------------                             ----------------------------
                                                    Laurence S. Levy
                                                    Chief Executive Officer


Date: November 19, 2007                             /s/ Joseph W. McHugh, Jr.
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