Form 10QSB
period 2007-12-31
Rand Logistics, Inc.
filed 2008-02-14
CIK 1294250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

As of February [__], 2008, there were approximately [12,092,142] shares of the $.0001 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

PART I

ITEM 1. FINANCIAL STATEMENTS

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                                                            December 31,       March 31,
                                                                                               2007             2007
ASSETS                                                                                      (unaudited)       (audited)
                                                                                           -----------------------------
CURRENT
         Cash and cash equivalents                                                         $      3,150     $      7,207
         Blocked Account (Note 3)                                                                 2,700               --
         Accounts receivable (Note 4)                                                            16,943            2,702
         Prepaid expenses and other current assets (Note 5)                                       3,848            3,122
         Income taxes receivable                                                                    263              263
         Deferred income taxes                                                                    1,238            1,219
------------------------------------------------------------------------------------------------------------------------
                                                                                                 28,142           14,513
Total current assets
BLOCKED ACCOUNT (Note 3)                                                                             --            2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                                             83,622           66,859
DEFERRED INCOME TAXES                                                                            14,408           13,574
DEFERRED DRYDOCK COSTS, NET (Note 7)                                                              7,412            5,895
INTANGIBLE ASSETS, NET (Note 8)                                                                  16,468           13,334
GOODWILL (Note 8)                                                                                11,711            6,363
------------------------------------------------------------------------------------------------------------------------
                                                                                           $    161,763     $    123,238
Total assets
========================================================================================================================
LIABILITIES
CURRENT
         Bank indebtedness (Note 10)                                                       $      2,823     $      5,097
         Accounts payable                                                                        12,342           11,445
         Accrued liabilities (Note 11)                                                            6,178            3,237
         Acquired Management Bonus Program (Note 21)                                              3,000               --
         Interest rate swap contract (Note 19)                                                      187              135
         Income taxes payable                                                                       338              385
         Deferred income taxes                                                                      969              589
         Current portion of long-term debt  (Note 12)                                            17,994            4,398
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        43,831           25,286
LONG-TERM DEBT  (Note 12)                                                                        38,823           34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                                          --            3,000
DEFERRED INCOME TAXES                                                                            14,397           13,624
------------------------------------------------------------------------------------------------------------------------
                                                                                                 97,051           76,774
 Total liabilities
------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY
         Preferred stock, $.0001 par value,                                                      14,900           14,900
         Authorized 1,000,000 shares, Issued and outstanding 300,000 shares
         (Note 15)
         Common stock, $.0001 par value                                                               1                1
         Authorized 50,000,000 shares, Issued and outstanding 12,092,142 shares
         (Note 15)
         Additional paid-in capital                                                              58,232           38,407
         Accumulated deficit                                                                     (9,962)          (5,947)
         Accumulated other comprehensive income (loss)                                            1,625           (1,073)
         Minority interest of variable interest entity (Note 22)                                    (84)             176
------------------------------------------------------------------------------------------------------------------------
                                                                                                 64,712           46,464
 Total stockholders' equity
------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                               $    161,763     $    123,238
========================================================================================================================

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                             Three months       Three months        Nine months        Nine months
                                                            ended December     ended December     ended December     ended December
                                                               31, 2007           31, 2006           31, 2007           31, 2006
                                                             (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                            ==============     ==============     ==============     ==============
REVENUE                                                     $       35,917     $       26,104     $       90,024     $       75,737
-----------------------------------------------------------------------------------------------------------------------------------

 EXPENSES
        Outside voyage charter fees (Note 16)                        4,034              1,310              8,605              4,935
        Vessel operating expenses                                   26,281             19,819             63,381             52,304
        Repairs and maintenance                                          7                 40                101                 97
        General and administrative                                   2,648              1,955              7,391              4,914
        Depreciation                                                 1,719              1,408              4,882              3,737
        Amortization of drydock costs                                  376                 83              1,149                251
        Amortization of intangibles                                    633                295              1,392              1,001
        Amortization of chartering agreement costs                      16                 54                112                 90
        Write-off of retired vessel to salvage value                 1,687                 --              1,687                 --
        (Gain) loss on foreign exchange                                 11                 88               (208)               178
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    37,412             25,052             88,492             67,507
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES            (1,495)             1,052              1,532              8,230
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                           1,369              1,166              3,486              2,875
Interest income                                                        (53)              (135)              (195)              (223)
Loss on interest rate swap contract                                     35                 --                 43                 --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     1,351              1,031              3,334              2,652
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (2,846)                21             (1,802)             5,578
INCOME (LOSS) BEFORE INCOME TAXES
===================================================================================================================================
PROVISION (RECOVERY) FOR INCOME TAXES
Current                                                                 76                (68)                43                (57)
Deferred                                                              (833)              (245)              (462)             1,960
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                          (2,089)               334             (1,383)             3,675
MINORITY INTEREST (Note 22)                                           (228)              (443)              (259)              (360)
===================================================================================================================================
NET INCOME (LOSS)                                                   (1,861)               777             (1,124)             4,035
===================================================================================================================================
PREFERRED STOCK DIVIDENDS                                              317                295                909                885
===================================================================================================================================
COMMON STOCK DIVIDEND OF VIE                                            --                250                 --                250
STOCK WARRANT INDUCEMENT DISCOUNT (Note 15)                             --                 --              1,982                 --
===================================================================================================================================
NET INCOME  (LOSS) INCOME APPLICABLE TO COMMON              $       (2,178)    $          232     $       (4,015)    $        2,900
STOCKHOLDERS
===================================================================================================================================

Net (loss) earnings per share basic (Note 20)               $        (0.18)    $         0.03     $        (0.36)    $         0.42
Net (loss) earnings per share diluted                       $        (0.18)    $         0.03     $        (0.36)    $         0.35
Weighted average shares basic                                   12,092,142          8,003,754         11,109,942          6,937,185
Weighted average shares diluted                                 12,092,142         12,466,881         11,109,942         10,830,400

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity and
Other Comprehensive Income (Loss)
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                                                                                         Additional
                                                              Common Stock                  Preferred Stock               Paid-In
                                                       Shares           Amount          Shares           Amount           Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                                5,600,000    $           1         300,000    $      14,900    $      24,629
       Net loss                                                --               --              --               --               --
       Minority Interest                                       --               --              --               --               --
       Preferred dividend                                      --               --              --               --               --
       Common stock dividend                                   --               --              --               --               --
       Warrant  conversion (Note 15 (a))                    3,820               --              --               --               19
       Shares issued, net of issuance
       cost of $50 (Note 15)                            2,402,957               --              --               --           12,950
       Restricted stock issued (Note 15)                  120,400               --              --               --              809
       Translation adjustment                                  --               --              --               --               --
       Comprehensive loss                                      --               --              --               --               --
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2007                                8,127,177    $           1         300,000    $      14,900    $      38,407
====================================================================================================================================
       Net income                                              --               --              --               --               --
       Minority Interest                                       --               --              --               --               --
       Preferred dividend                                      --               --              --               --               --
       Warrant  conversion, net of stock warrant
        inducement discount (Note 15 (b))               1,914,201               --              --               --            9,571
       Translation adjustment                                  --               --              --               --               --
       Comprehensive income                                    --               --              --               --               --
------------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2007                                10,041,378    $           1         300,000    $      14,900    $      47,978
====================================================================================================================================
       Net income                                              --               --              --               --               --
       Minority Interest                                       --               --              --               --               --
       Preferred dividend                                      --               --              --               --               --
       Warrant  conversion, net of stock warrant
       inducement discount (Note 15 (b))                2,050,764               --              --               --           10,254
       Translation adjustment                                  --               --              --               --               --
       Comprehensive income                                    --               --              --               --               --
------------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2007                           12,092,142    $           1         300,000    $      14,900    $      58,232
       Net loss                                                --               --              --               --               --
       Minority Interest                                       --               --              --               --               --
       Preferred dividend                                      --               --              --               --               --
       Translation adjustment                                  --               --              --               --               --
       Comprehensive loss                                      --               --              --               --               --

Balances, December 31, 2007                            12,092,142    $           1         300,000    $      14,900    $      58,232
------------------------------------------------------------------------------------------------------------------------------------

                                                      Accumulated        Minority            Other            Total
                                                       Surplus          Interest        Comprehensive     Stockholders'
                                                      (Deficit)           VIE           Income (Loss)        Equity
-----------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                            $      (1,426)    $          --     $      (1,347)    $      36,757
       Net loss                                            (3,313)               --                --            (3,313)
       Minority Interest                                      224               176                --               400
       Preferred dividend                                  (1,182)               --                --            (1,182)
       Common stock dividend                                 (250)               --                --              (250)
       Warrant  conversion (Note 15 (a))                       --                --                --                19
       Shares issued, net of issuance
       cost of $50 (Note 15)                                   --                --                --            12,950
       Restricted stock issued (Note 15)                       --                --                --               809
       Translation adjustment                                  --                --               274               274
       Comprehensive loss                                      --                --                --            (3,039)
-----------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2007                            $      (5,947)    $         176     $      (1,073)    $      46,464
=======================================================================================================================
       Net income                                             420                --                --               420
       Minority Interest                                     (321)              321                --                --
       Preferred dividend                                    (296)               --                --              (296)
       Warrant  conversion, net of stock warrant
        inducement discount (Note 15 (b))                    (957)               --                --             8,614
       Translation adjustment                                  --                --             1,649             1,649
       Comprehensive income                                    --                --                --             2,069
-----------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2007                             $      (7,101)    $         497     $         576     $      56,851
=======================================================================================================================
       Net income                                             285                --                --               285
       Minority Interest                                      353              (353)               --                --
       Preferred dividend                                    (296)               --                --              (296)
       Warrant  conversion, net of stock warrant
       inducement discount (Note 15 (b))                   (1,025)               --                --             9,229
       Translation adjustment                                  --                --             1,311             1,311
       Comprehensive income                                    --                --                --             1,596
-----------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2007                        $      (7,784)    $         144     $       1,887     $      67,380
       Net loss                                            (2,089)               --                --            (2,089)
       Minority Interest                                      228              (228)               --                --
       Preferred dividend                                    (317)               --                --              (317)
       Translation adjustment                                  --                --              (262)             (262)
       Comprehensive loss                                      --                --                --            (2,351)

Balances, December 31, 2007                         $      (9,962)    $         (84)    $       1,625     $      64,712
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000's)
================================================================================

                                                                                     Nine months           Nine months
                                                                                        ended                 ended
                                                                                   December 31, 2007     December 31, 2006
                                                                                      (unaudited)           (unaudited)
                                                                                   -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                           $          (1,383)    $           3,675
       Adjustments to reconcile net income (loss) to net cash used by operating activities
                       Depreciation and amortization of drydock costs                          6,031                 3,987
                       Amortization of intangibles and deferred financing costs                1,805                 1,329
                       Deferred income taxes                                                     299                 1,896
                       Loss on interest rate swap                                                 43                    --
                       Equity compensation                                                       271                    --
                       Write-off of retired vessel to salvage value                            1,687                    --
                  Changes in non cash operating working capital:
                       Accounts receivable                                                   (14,241)              (11,658)
                       Prepaid expenses and other current assets                                (642)                 (246)
                       Accounts payable and accrued liabilities                                2,687                   633
                       Income taxes payable                                                      (48)                 (258)
--------------------------------------------------------------------------------------------------------------------------
                                                                                              (3,491)                 (642)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                     (2,028)              (19,761)
       Acquisition of business                                                               (24,520)                   --
       Blocked account                                                                            --                (2,700)
       Deferred drydock costs                                                                 (2,232)                   --
       Deferred acquisition costs                                                                 --                (1,067)
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (28,780)              (23,528)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of warrants (Note 15 (b))                                         17,843                    19
     Proceeds from sale of shares of common stock                                                 --                13,000
     Stock issuance costs                                                                         --                   (50)
     Proceeds from long-term debt                                                             17,117                14,500
     Proceeds from issuance of subordinated debt                                                  --                 2,200
     Long-term debt repayment                                                                 (3,523)               (1,137)
     Debt financing costs                                                                       (330)
     Capital lease repayment                                                                      --                   (31)
     Proceeds from bank indebtedness                                                           3,885                12,167
     Repayment of bank indebtedness                                                           (6,181)               (8,555)
     Dividend paid                                                                                --                  (685)
--------------------------------------------------------------------------------------------------------------------------
                                                                                              28,811                31,428
--------------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                        (597)                 (465)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (4,057)                6,793
==========================================================================================================================
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 7,207                 2,574
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                          $           3,150     $           9,367
==========================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Payments for interest                                                         $           2,864     $           2,324
     Payment of income taxes                                                       $             132     $             162

The accompanying notes are an integral part of these financial statements

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements for the periods ended at December 31, 2007 and December 31, 2006 are unaudited. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company ("WMS"), a variable interest entity as discussed in Note 22. On February 28, 2007, Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. was amalgamated under Canadian law with Lower Lakes Towing Ltd. and the newly amalgamated Lower Lakes Towing Ltd. is a 100% subsidiary of Rand LL Holdings Corp.

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

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $50 as of December 31, 2007 and March 31, 2007. The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

      Revenue recognition

      The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis. Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination, when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured. Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are insignificant and amount to less than 1% of total revenues for the periods presented.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

      Non-controlling interests in consolidated financial statements

      On December 4, 2007, the FASB issued FASB Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 151. FAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

      Business Combinations

      On December 4, 2007, the FASB also issued FASB Statement No. 141(R), "Business Combinations". This statement also applies to fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

4.    ACCOUNTS RECEIVABLE

      Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $50 as of December 31, 2007 and March 31, 2007. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables. The Company manages and evaluates the collectability of its trade receivables as follows: Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                                                 December 31, 2007     March 31, 2007
                                                                    (unaudited)          (audited)
                                                                 -----------------    -----------------
      Prepaid insurance                                          $             272    $             207
      Fuel and lubricants                                                    2,151                1,364
      Deposits and other prepaid                                             1,425                1,551
      -------------------------------------------------------------------------------------------------
                                                                 $           3,848    $           3,122
      =================================================================================================

6.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                                 December 31, 2007     March 31, 2007
                                                                    (unaudited)          (audited)
                                                                 -----------------    -----------------
      Cost
        Vessels                                                  $          90,856    $          70,543
        Leasehold improvements                                               1,440                1,397
        Furniture and equipment                                                235                  116
        Computer equipment and purchased software                              457                  229
      -------------------------------------------------------------------------------------------------
                                                                 $          92,988    $          72,285
      =================================================================================================
      Accumulated depreciation
        Vessels                                                  $           8,962    $           5,204
        Leasehold improvements                                                 216                  125
        Furniture and equipment                                                 36                   24
        Computer equipment and purchased software                              152                   73
      -------------------------------------------------------------------------------------------------
                                                                             9,366                5,426
      -------------------------------------------------------------------------------------------------
                                                                 $          83,622    $          66,859
      =================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

7.    DEFERRED DRYDOCK COSTS

      Deferred drydock costs are comprised of the following:

                                                                 December 31, 2007     March 31, 2007
                                                                    (unaudited)          (audited)
                                                                 -----------------    -----------------
      Drydock expenditures                                       $           9,696    $           6,279
      Accumulated amortization                                               2,284                  384
                                                                 --------------------------------------
                                                                 $           7,412    $           5,895
      =================================================================================================

8.    INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                                                 December 31, 2007     March 31, 2007
                                                                    (unaudited)          (audited)
                                                                 -----------------    -----------------
        Intangible assets
         Deferred financing costs                                $           1,599    $           1,172
         Trademarks, trade names                                             1,028                  922
         Non-competition agreements                                          2,356                2,114
         Customer relationships and contracts                               14,801               10,563
         Chartering agreement costs                                            481                  481
      -------------------------------------------------------------------------------------------------
         Total Identifiable Intangibles                          $          20,265    $          15,252
      -------------------------------------------------------------------------------------------------
      Accumulated amortization
         Deferred financing costs                                $             587    $             270
         Trademarks, trade names                                               188                   99
         Non-competition agreements                                          1,195                  632
         Customer relationships and contracts                                1,571                  773
         Chartering agreement costs                                            256                  144
      -------------------------------------------------------------------------------------------------
                                                                             3,797                1,918
      -------------------------------------------------------------------------------------------------
      Total intangible assets                                    $          16,468    $          13,334
      =================================================================================================
      Goodwill                                                   $          11,711    $           6,363
      =================================================================================================

      Intangible asset amortization over the next five years is estimated as follows:

             2008                                  $             2,613
             2009                                                2,015
             2010                                                1,347
             2011                                                1,321
             2012                                                1,321
      ----------------------------------------------------------------
                                                   $             8,617
      ================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

9.    ACQUISITION

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased the assets of the bulk freight shipping business related to the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers for an aggregate purchase price of CDN $25,000 plus certain adjustments. The acquisition was partially financed under the Fifth Amendment to the Credit Agreement t with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates. Pursuant to the Fifth Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by CDN $18,000 to CDN $36,868. The estimated purchase price allocation to the fair values of assets and liabilities acquired is as follows:

                                                        CDN $            US $
            --------------------------------------------------------------------
            Purchase price                                25,774          24,520
            --------------------------------------------------------------------
            Current assets                                   374             356
            Property and equipment                        16,576          15,762
            Goodwill                                       5,624           5,348
            Other identifiable intangible assets           3,200           3,054
                                                    ----------------------------
                                                          25,774          24,520
                                                    ----------------------------

      The Company's estimate of allocation between goodwill and other identifiable intangible assets is being evaluated by a third party and is not final.

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

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

10.   BANK INDEBTEDNESS

      At December 31, 2007, the Company had authorized operating lines of credit in the amounts of CDN $3,000 and US $ 6,500 (March 31, 2007 - CDN $3,000 and US $6,500) with its senior lender, and was utilizing $2,823 at December 31, 2007 ($5,097 at March 31, 2007), and maintained letters of credit of CDN $1,325. The line of credit bears interest at Canadian Prime Rate plus 1.5% or Canadian 30 day BA rate plus 2.5% on Canadian dollar borrowings and U.S. Base rate plus 1.5% or LIBOR plus 2.5% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 12. The effective interest rates on the operating lines of credit at December 31, 2007 were 7.16% on the Canadian line of credit and 7.725% on the U.S. operating line of credit.

11.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                           December 31,             March 31,
                                               2007                   2007
                                           (unaudited)             (audited)
                                        ------------------     -----------------
          Payroll                       $           3,253    $             2,097
          Preferred stock dividends                 1,206                    296
          Professional fees                           897                    689
          Interest                                    285                     99
          Other                                       537                     56
                                        ----------------------------------------
                                        $           6,178    $             3,237
        ========================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

12.   LONG-TERM DEBT

      On March 3, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River as borrowers, entered into the Credit Agreement which provides for a senior credit facility with General Electric Capital Corporation and a Canadian affiliate, as agent and as a lender. On August 1, 2006, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Rand LL Holdings, each subsidiaries of Rand entered into a First Amendment to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates (the "Credit Agreement"). The Amendment increased the maximum available under the operating lines of credit described in
      Note 10. On February 28, 2007 the parties to the Credit Agreement entered into a Second Amendment of the Credit Agreement to permit the amalgamation of two Canadian subsidiaries. On March 23, 2007, a Third Amendment, permitting the acquisition of one of the vessels, Manistee, was made to the Credit Agreement. On June 27, 2007, each of the parties to the Credit Agreement entered into a Fourth Amendment. The Fourth Amendment permitted all Fiscal 2007 capital expenditures, and allowed certain time charter expenses to be excluded from EBITDA, in the financial covenant calculations within the Credit Agreement.

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

      On August 27, 2007, Lower Lakes, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Rand LL Holdings Corp. entered into a Fifth Amendment to the Credit Agreement, dated March 3, 2006, pursuant to the Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by CDN $18,000 to CDN $36,868 (ii) the quarterly principal installment payments applicable to the Canadian term loan borrowings have been increased by CDN $540 to CDN $1,176 per quarter effective June 2008, (iii) the "Commitment Termination Date" (as defined therein) was extended by one year to March 3, 2012, (iv) the quarterly principal installment payments applicable to the US term loan borrowings have been extended at their current rate through December, 2011 and (v) the borrowers under the Credit Agreement amended certain financial covenants.

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

      The senior credit facility contains certain covenants, including those limiting borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the senior credit facility requires the borrowers to maintain certain financial ratios. Failure of the borrowers to comply with any of these covenants or

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

12.   LONG-TERM DEBT (continued)

      financial ratios could result in the loans under the senior credit facility being accelerated. As of December 31, 2007, the Company was in breach of certain financial covenants contained in the senior credit facility. As a result of the new financing obtained subsequent to period end and discussed in detail in Note 23, the covenant breaches that existed were effectively rectified.

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

      The effective interest rates on the term loans at December 31, 2007 were 7.16% on the Canadian term loan and 7.725% on the U.S. term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

12.   LONG-TERM DEBT (continued)

                                                                                       December 31, 2007         March 31, 2007
                                                                                          (unaudited)              (audited)
                                                                                       -----------------        -----------------
     a)     Term  loan  bearing  interest  at  Canadian  Prime  rate  plus  1.5% or
            Canadian  BA  rate  plus  2.5% at the  Company's  option.  The  loan is repayable  over a five  year term  until  December  2011  with  current quarterly  payments of CDN $636 until March 2008 and $1,176  thereafter until  December  2011, and the balance due March 2012. The term loan is
            collateralized by the assets of Lower Lakes Towing Ltd.                    $          35,909        $          16,892

     b)     Term loan bearing  interest at U.S.  Base rate plus 1.5% or U.S.  LIBOR rate plus 2.5% at the Company's  option.  The loan is repayable  over a five year term until December 2011 with current  quarterly  payments of
            US $186 until  December  2011, and the balance due March 2012. The term
            loan is collateralized by assets of Grand River.                                       5,322                    5,880

     c)     VIE's  subordinated  note  bearing  Payment in Kind (PIK)  interest  at
            10%.  No  principal  payments  until July 31,  2009,  at which time the entire  balance  of the  note  and PIK  interest  is due.  The  note is
            unsecured.                                                                             2,536                    2,352

     d)     VIE's  senior note  bearing  interest  at a rate of 9.06%.  The note is repayable  in  quarterly  payments  of  $362  and  the  balance  is due
            December 31, 2008.  The note is  collateralized  by a mortgage on three time-chartered  vessels and lien on all Wisconsin & Michigan  Steamship
            Company assets.                                                                       13,050                   14,138
     ----------------------------------------------------------------------------------------------------------------------------
                                                                                       $          56,817  $                39,262
            Less amounts due within 12 months                                                     17,994                    4,398
     ----------------------------------------------------------------------------------------------------------------------------
                                                                                       $          38,823  $                34,864
     ============================================================================================================================

      Principal payments are due as follows:

                   2008                                     $     17,994
                   2009                                            8,025
                   2010                                            5,490
                   2011                                            5,490
                   2012                                           19,818
              ----------------------------------------------------------
                                                            $     56,817
              ==========================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

13.   COMMITMENTS

      The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

                    2008                                    $      675
                    2009                                           675
                    2010                                           675
                    2011                                           675
                    2012                                           675
              Thereafter                                         3,375
              ========================================================
                                                           $     6,750
              ========================================================

      The Company has not entered into any other significant operating leases.

      The Company entered into purchase commitments with several vendors in order to repower the Saginaw vessel. The commitment is approximately $12,800. The repowered engine will be completed for the fiscal 2009 sailing season.

14.   CONTINGENCIES

      Rand is not involved in any legal proceedings which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. Most of these claims are for insignificant amounts. Given Management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's outside counsel, a provision of $200 as of December 31, 2007 and $250 as of March 31, 2007 has been recorded for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

      On August 27, 2007, in connection with the COA and Option Agreement (see
      Note 9), Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

      In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the Guarantee, through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee through a CDN $625 letter of credit provided to Lower Lakes.

      In addition, Lower Lakes has guaranteed Voyageur's account with The St. Lawrence Seaway Management Corporation, up to CDN $120, which is offset by a set-off agreement under the Contract of Affreightment.

      The Company has determined that there is no carrying amount of the liability, for the guarantor's obligations under the guarantees under FIN 45.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

      On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 13, 2007 (the extended "Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time were accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant was issued to the exercising warrant holder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants was reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applied to all of the Company's currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company's initial public offering. Each officer, director, employee and consultant of the Company has agreed not to exercise their warrants prior to the Expiration Time. As of December 31, 2007, 2,460,965 warrants had been exercised, pursuant to the program, generating

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

15.   STOCKHOLDERS' EQUITY (continued)

      proceeds of $11,075 net of stock warrant inducement discount.

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

      EarlyBirdCapital's option was purchased for a de minimus amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter's option expires on October 12, 2009.

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

      The shares of series A convertible preferred stock: rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2007 was $ 1,206 and at March 31, 2007 was $296.

      (a) On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

      (b) Through December 31, 2007 3,964,965 warrants were converted to shares at a rate of $4.50 per warrant for total gross proceeds of $17,843 net of stock warrant inducement discount. During the previous year 3,820 warrants were converted to shares at a rate of $5.00 per warrant for total gross proceeds of $19.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

15.   STOCKHOLDERS' EQUITY (continued)

      (c) On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company has recorded expense of $993 through December 31, 2007, including $271 in the nine month period ending December 31, 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares will vest on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

      The following table summarizes information about time-based restricted stock awards:

                                                                    Shares
                                                                   -------
      Outstanding on April 1, 2006                                      --
        Granted                                                    120,400
        Released                                                        --
        Cancelled / forfeited                                           --
      --------------------------------------------------------------------
      Outstanding on March 31, 2007                                120,400
      ====================================================================
        Granted                                                         --
        Released                                                        --
        Cancelled / forfeited                                           --
      --------------------------------------------------------------------
      Outstanding on December 31, 2007                             120,400
      ====================================================================

        The values of time based restricted stock awards at March 31, 2006 and December 31, 2006 are nil. The total number of the above stock awards that have vested at December 31, 2007 is 12,900.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

15.   STOCKHOLDERS' EQUITY (continued)

      The following continuity schedule summarizes outstanding share purchase warrants:

                                                                                          Cumulative proceeds
                                                                                             from exercise of
                                         Outstanding warrants          Exercise Price                warrants
                                         --------------------------------------------------------------------
           Balance March 31, 2006                   9,200,000
             Issued                                        --
             Exercised                                 (3,820)             $     5.00                      19
           --------------------------------------------------------------------------------------------------
           Balance March 31, 2007                   9,196,180                                      $       19
           ==================================================================================================
             Issued                                        --
             Exercised                             (1,914,201)             $     4.50                   8,614
           --------------------------------------------------------------------------------------------------
           Balance June 30, 2007                    7,281,979                                      $    8,633
           ==================================================================================================
             Issued                                        --
             Exercised                             (2,050,764)             $     4.50                   9,228
           --------------------------------------------------------------------------------------------------
           Balance September 30, 2007               5,231,215                                      $   17,861
           ==================================================================================================
             Issued                                        --                                              --
             Exercised                                     --                                              --
           --------------------------------------------------------------------------------------------------
           Balance December 31, 2007                5,231,215                                      $   17,861
           ==================================================================================================

      Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant. The total stock warrant inducement discount was $Nil for the three months ended December 31, 2007 ($Nil for three months ended December 31, 2006).

16.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments made by the Company's operated vessels.

17.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                              Three months ended   Three months ended    Nine months ended      Nine months ended
                                               December 31, 2007   December 31, 2006     December 31, 2007      December 31, 2006
                                                  (unaudited)         (unaudited)           (unaudited)            (unaudited)
                                              -----------------------------------------------------------------------------------
      Bank indebtedness                                  $   108              $   118              $   266                $   318
      Amortization of deferred finance costs                 112                  142                  300                    238
      Long-term debt - senior                              1,086                  743                2,736                  1,910
      Long-term debt - subordinated                           63                   57                  184                     95
      Long-term debt - capital lease                          --                  106                   --                    314
      ---------------------------------------------------------------------------------------------------------------------------
                                                         $ 1,369              $ 1,166              $ 3,486                $ 2,875
      ===========================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

18.   SEGMENT INFORMATION

      The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      Information about geographic operations is as follows:

                                       Three months      Three months       Nine months       Nine months
                                          ended              ended            ended              ended
                                       December 31,      December 31,      December 31,      December 31,
                                          2007               2006             2007               2006
                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                      -------------------------------------------------------------------
      Revenues by country
        Canada                        $      20,907     $      10,937     $      50,865     $      37,562
        United States                        15,010            15,167            39,159            38,175
      ---------------------------------------------------------------------------------------------------
                                      $      35,917     $      26,104     $      90,024     $      75,737
      ===================================================================================================

      Net income (loss) by country
        Canada                        $         545     $        (391)    $       3,513     $       2,603
        United States                        (2,723)              623            (7,528)              297
      ---------------------------------------------------------------------------------------------------
                                      $      (2,178)    $         232     $      (4,015)    $       2,900
      ===================================================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

                                              December 31, 2007       March 31, 2007
                                                 (unaudited)            (audited)
                                             -------------------    ------------------
      Property and equipment by country
        Canada                               $           51,757     $           30,612
        United States                                    31,865                 36,247
      --------------------------------------------------------------------------------
                                             $           83,622     $           66,859
      ================================================================================

      Total assets by country
        Canada                               $           97,672     $           56,652
        United States                                    64,091                 66,586
      --------------------------------------------------------------------------------
                                             $          161,763     $          123,238
      ================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

19.   FINANCIAL INSTRUMENTS

      Fair value of financial instruments

      Financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable, long-term debts and accrued liabilities and bank indebtedness. The estimated fair values of cash, accounts receivable, accounts payable, long-term debts and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates. The Company has recorded a liability of $187 ($135 as of March 31, 2007) for an interest rate swap contract entered into by the VIE.

      Foreign exchange risk

      Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company's reporting currency, the U.S. Dollar and the Canadian dollar. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

      Interest rate risk

      The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

      Credit risk

      Accounts receivable credit risk is mitigated by the dispersion of the Company's customers among industries and the short shipping season.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

20.   EARNINGS PER SHARE

      The Company has a total of 12,092,142 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 18,772,528 and 17,638,793 shares for the three and nine month period ending December 31, 2007 based on the following calculations. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 12,092,142 and 11,109,942 for the same period. Warrants issued from the initial prospectus and over allotment converts to 4,261,031 based on the average quarterly share price as of December 31, 2007 of $ 6.14 and 4,109,496 based on the nine month average share price of $6.36 as of December 31, 2007 and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company's initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in the Company's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

                                                         Three months     Three months      Nine months      Nine months
                                                            ended,            ended           ended,            ended
                                                         December 31,     December 31,     December 31,     December 31,
                                                             2007             2006             2007             2006
                                                         (unaudited)       (unaudited)      (unaudited)      (unaudited)
                                                         ------------     ------------     ------------     ------------
      Numerator:
      Net income (loss)                                   $     (2,089)    $        334     $     (1,383)    $      3,675
            Preferred stock dividends                             (317)            (295)            (909)            (885)
            Dividend paid by VIE                                                   (250)                             (250)
            Minority interest                                      228              443              259              360
              Stock warrant inducement discount                     --               --           (1,982)              --
      ===================================================================================================================
      Income (loss) available to common shareholders      $     (2,178)    $        232     $     (4,015)    $      2,900
      ===================================================================================================================
      Denominator:
      Weighted average common shares for basic EPS          12,092,142        8,003,754       11,109,942        6,937,185
      -------------------------------------------------------------------------------------------------------------------
      Effect of dilutive securities:
      Total  outstanding warrants                            5,231,215        9,196,180        5,231,215        9,196,980
      Average exercise price                                      5.00             5.00             5.00             5.00
      Average price during period                                 6.14             6.43             6.36             5.95
      -------------------------------------------------------------------------------------------------------------------
      Weighted average warrants                              4,261,031        2,043,772        4,109,496        1,473,860
      -------------------------------------------------------------------------------------------------------------------
      Weighted average convertible preferred shares
      at $6.20                                               2,419,355        2,419,355        2,419,355        2,419,355
      -------------------------------------------------------------------------------------------------------------------
      Weighted average common shares for diluted EPS        12,092,142       12,466,881       11,109,942       10,830,400
      ===================================================================================================================
      Basic EPS                                           $      (0.18)    $       0.03     $      (0.36)    $       0.42
      Diluted EPS                                         $      (0.18)    $       0.03     $      (0.36)    $       0.35
      ===================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

      If a participant's service with the Company or its affiliate is terminated by the Company without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant is entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008. The company has recorded additional liabilities of $560 to date for this program.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

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

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

      On August 27, 2007, Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee. Under the Guarantee, Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under an Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

22.   VARIABLE INTEREST ENTITIES (continued)

      In addition, Lower Lakes has guaranteed Voyageur's account with The St. Lawrence Seaway Management Corporation, up to CDN $120, which is offset by a set-off agreement under the Contract of Affreightment.

      Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the "Primary Beneficiary" of Voyageur and therefore is not required to consolidate Voyageur's financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company. The maximum exposure of the Company in the event the Voyageur default is CDN $845, which represents (1) Half of the CDN $1,250 guarantee of Voyageur's indebtedness to GE Canada, unless the Company exercises its purchase option and (2) A guarantee of Voyageur's account with The St. Lawrence Seaway Management Corporation, which is offset by a set-off agreement under the Contract of Affreightment.

      The impact of the WMS VIE on the balance sheet as of December 31, 2007 and March 31, 2007 and statement of operations for the period ending December 31, 2007 and the comparable prior year figures are shown below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

22.   VARIABLE INTEREST ENTITIES (continued)

                                                                Rand Logistics, Inc.       Impact of FIN           Consolidated
                                                                 December 31, 2007        46R presentation       December 31, 2007
ASSETS                                                              (unaudited)             (unaudited)             (unaudited)
                                                                -------------------------------------------------------------------
CURRENT
           Cash and cash equivalents                            $              2,296    $                854    $             3,150
           Blocked account (Note 3)                                            2,700                      --                  2,700
           Accounts receivable (Note 4)                                       16,943                      --                 16,943
           Prepaid expenses and other current assets (Note 5)                  3,590                     258                  3,848
           Income tax receivable                                                 263                      --                    263
           Deferred income taxes                                               1,135                     103                  1,238
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                          26,927                   1,215                 28,142
BLOCKED ACCOUNT (Note 3)                                                          --                      --                     --
PROPERTY AND EQUIPMENT, NET (Note 6)                                          66,320                  17,302                 83,622
DUE FROM RELATED COMPANY                                                      (1,498)                  1,498                     --
DEFERRED INCOME TAXES                                                         13,717                     691                 14,408
DEFERRED DRYDOCK COSTS, NET (Note 7)                                           7,412                      --                  7,412
INTANGIBLE ASSETS, NET (Note 8)                                               16,241                     227                 16,468
NOTE RECEIVABLE WMS                                                            2,478                  (2,478)                    --
GOODWILL (Note 8)                                                             11,711                      --                 11,711
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                    $            143,308    $             18,455    $           161,763
===================================================================================================================================
LIABILITIES
CURRENT
           Bank indebtedness (Note 10)                          $              2,823    $                 --    $             2,823
           Accounts payable                                                   11,889                     453                 12,342
           Accrued liabilities (Note 11)                                       4,803                   1,375                  6,178
           Acquired Management Bonus Program (Note 21)                         3,000                                          3,000
           Interest rate swap contract (Note 19)                                  --                     187                    187
           Income taxes payable                                                  295                      43                    338
           Deferred income taxes                                                 969                      --                    969
           Current portion of long-term debt  (Note 12)                        4,944                  13,050                 17,994
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     28,723                  15,108                 43,831
LONG-TERM DEBT  (Note 12)                                                     36,286                   2,537                 38,823
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                       --                      --                     --
DEFERRED INCOME TAXES                                                         13,370                   1,027                 14,397
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                            78,379                  18,672                 97,051
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value (Note 15)                              14,900                      --                 14,900
     Common stock, $.0001 par value (Note 15)                                      1                      --                      1
     Additional paid-in capital                                               58,232                                         58,232
     Accumulated deficit                                                      (9,723)                   (239)                (9,962)
     Minority interest of variable interest entity                                --                     (84)                   (84)
     Accumulated other comprehensive income (loss)                             1,519                     106                  1,625
===================================================================================================================================
Total stockholders' equity                                      $             64,929    $               (217)   $            64,712
===================================================================================================================================
Total liabilities and stockholders' equity                      $            143,308    $             18,455    $           161,763
===================================================================================================================================

                                                               Rand Logistics, Inc.       Impact of FIN            Consolidated
                                                                  March 31, 2007         46R presentation         March 31, 2007
ASSETS                                                               (audited)              (audited)               (audited)
                                                               --------------------------------------------------------------------
CURRENT
           Cash and cash equivalents                           $              6,646    $                561    $              7,207
           Blocked account (Note 3)
           Accounts receivable (Note 4)                                       2,632                      70                   2,702
           Prepaid expenses and other current assets (Note 5)                 3,125                      (3)                  3,122
           Income tax receivable                                                263                      --                     263
           Deferred income taxes                                              1,116                     103                   1,219
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                         13,782                     731                  14,513
BLOCKED ACCOUNT (Note 3)                                                      2,700                      --                   2,700
PROPERTY AND EQUIPMENT, NET (Note 6)                                         48,978                  17,881                  66,859
DUE FROM RELATED COMPANY                                                     (1,657)                  1,657                      --
DEFERRED INCOME TAXES                                                        12,986                     588                  13,574
DEFERRED DRYDOCK COSTS, NET (Note 7)                                          5,895                      --                   5,895
INTANGIBLE ASSETS, NET (Note 8)                                              12,936                     398                  13,334
NOTE RECEIVABLE WMS                                                           2,298                  (2,298)                     --
GOODWILL (Note 8)                                                             6,363                      --                   6,363
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                   $            104,281    $             18,957    $            123,238
===================================================================================================================================
LIABILITIES
CURRENT
           Bank indebtedness (Note 10)                         $              5,097    $                 --    $              5,097
           Accounts payable                                                  10,312                   1,133                  11,445
           Accrued liabilities (Note 11)                                      2,491                     746                   3,237
           Acquired Management Bonus Program (Note 21)
           Interest rate swap contract (Note 19)                                 --                     135                     135
           Income taxes payable                                                 385                      --                     385
           Deferred income taxes                                                589                      --                     589
           Current portion of long-term debt  (Note 12)                       2,948                   1,450                   4,398
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    21,822                   3,464                  25,286
LONG-TERM DEBT  (Note 12)                                                    19,825                  15,039                  34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 21)                                   3,000                      --                   3,000
DEFERRED INCOME TAXES                                                        13,031                     593                  13,624
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                           57,678                  19,096                  76,774
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value (Note 15)                             14,900                      --                  14,900
     Common stock, $.0001 par value (Note 15)                                     1                      --                       1
     Additional paid-in capital                                              38,407                      --                  38,407
     Accumulated deficit                                                     (5,537)                   (410)                 (5,947)
     Minority interest of variable interest entity                               --                     176                     176
     Accumulated other comprehensive income (loss)                           (1,168)                     95                  (1,073)
===================================================================================================================================
Total stockholders' equity                                     $             46,603    $               (139)   $             46,464
===================================================================================================================================
Total liabilities and stockholders' equity                     $            104,281    $             18,957    $            123,238
===================================================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

22.   VARIABLE INTEREST ENTITIES (continued)

                                                                          Three months ended December 31, 2007
                                                             ----------------------------------------------------------
                                                                                    Impact of
                                                              Rand Logistics,        Fin 46R            Consolidated
                                                             Inc. (unaudited)      (unaudited)          (unaudited)
                                                             ----------------     ----------------     ----------------
REVENUE                                                      $         35,917     $             --     $         35,917

EXPENSES
  Outside voyage charter fees (Note 16)                                 4,034                   --                4,034
  Charter hire                                                          4,943               (4,943)                  --
  Vessel operating expenses                                            22,560                3,721               26,281
  Repairs and maintenance                                                   7                   --                    7
  General and administrative                                            2,495                  153                2,648
  Depreciation                                                          1,403                  316                1,719
  Amortization of drydock costs                                           415                  (39)                 376
  Amortization of intangibles                                             401                  232                  633
  Amortization of deferred chartering agreement costs                      16                   --                   16
  Write-off of retired vessel to salvage value                          1,687                   --                1,687
      Loss (Gain) on foreign exchange                                      11                   --                   11
-----------------------------------------------------------------------------------------------------------------------
                                                                       37,972                 (560)              37,412
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME
TAXES                                                                  (2,055)                 560               (1,495)
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                                938                  431                1,369
Interest income                                                          (115)                  62                  (53)
Loss on interest rate swap contract                                        --                   35                   35
-----------------------------------------------------------------------------------------------------------------------
                                                                          823                  528                1,351
INCOME (LOSS) BEFORE INCOME TAXES                                      (2,878)                  32               (2,846)
PROVISION (RECOVERY) FOR INCOME TAXES                                  (1,173)                 416                 (757)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                             (1,705)                (384)              (2,089)
-----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                          --                 (228)                (228)
=======================================================================================================================
NET INCOME (LOSS)                                                      (1,705)                (156)              (1,861)
=======================================================================================================================
PREFERRED STOCK DIVIDENDS                                                 317                   --                  317
=======================================================================================================================
COMMON STOCK DIVIDEND OF VIE                                               --                   --                   --
STOCK WARRANT INDUCEMENT DISCOUNT (Note 15)                                --                   --                   --
=======================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $       ( 2,022)     $           (156)    $         (2,178)
=======================================================================================================================
Net income (loss) per share basic (Note 20)                  $        ( 0.16)     $          (0.02)    $          (0.18)
Net income (loss) per share  diluted (Note 20)               $        ( 0.16)     $          (0.02)    $          (0.18)

                                                                        Three months ended December 31, 2006
                                                             ----------------------------------------------------------
                                                             Rand Logistics,         Impact of
                                                                   Inc.               Fin 46R            Consolidated
                                                               (unaudited)          (unaudited)          (unaudited)
                                                             ----------------     ----------------     ----------------
REVENUE                                                      $         26,104     $             --     $         26,104

EXPENSES
  Outside voyage charter fees (Note 16)                                 1,310                                     1,310
  Charter hire                                                          4,006               (4,006)                  --
  Vessel operating expenses                                            16,292                3,527               19,819
  Repairs and maintenance                                                  40                   --                   40
  General and administrative                                            1,805                  150                1,955
  Depreciation                                                          1,094                  314                1,408
  Amortization of drydock costs                                            83                   --                   83
  Amortization of intangibles                                             370                  (75)                 295
  Amortization of deferred chartering agreement costs                      54                   --                   54
  Write-off of retired vessel to salvage value                             --                   --                   --
      Loss (Gain) on foreign exchange                                      88                   --                   88
-----------------------------------------------------------------------------------------------------------------------
                                                                       25,142                  (90)              25,052
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME
TAXES                                                                     962                   90                1,052
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 17)                                                714                  452                1,166
Interest income                                                          (227)                  92                 (135)
Loss on interest rate swap contract                                        --                   --                   --
-----------------------------------------------------------------------------------------------------------------------
                                                                          487                  544                1,031
INCOME (LOSS) BEFORE INCOME TAXES                                         475                 (454)                  21
PROVISION (RECOVERY) FOR INCOME TAXES                                     (13)                (300)                (313)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                                488                 (154)                 334
-----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                          --                 (443)                (443)
=======================================================================================================================
NET INCOME (LOSS)                                                         488                  289                  777
=======================================================================================================================
PREFERRED STOCK DIVIDENDS                                                 295                   --                  295
=======================================================================================================================
COMMON STOCK DIVIDEND OF VIE                                               --                  250                  250
STOCK WARRANT INDUCEMENT DISCOUNT (Note 15)                                --                   --                   --
=======================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $            193     $             39     $            232
=======================================================================================================================
Net income (loss) per share basic (Note 20)                  $           0.02     $           0.01     $           0.03
Net income (loss) per share  diluted (Note 20)               $           0.02     $           0.01     $           0.03

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

22.   VARIABLE INTEREST ENTITIES (continued)

                                                                          Nine months ended December 31, 2007
                                                             ----------------------------------------------------------
                                                                                    Impact of
                                                              Rand Logistics,        Fin 46R            Consolidated
                                                             Inc. (unaudited)      (unaudited)          (unaudited)
                                                             ----------------     ----------------     ----------------
REVENUE                                                      $         90,024     $             --               90,024

EXPENSES
  Outside voyage charter fees (Note 16)                                 8,605                   --                8,605
  Charter hire                                                         10,733              (10,733)                  --
  Vessel operating expenses                                            55,993                7,388               63,381
  Repairs and maintenance                                                  94                    7                  101
  General and administrative                                            6,823                  568                7,391
  Depreciation                                                          3,937                  945                4,882
  Amortization of drydock costs                                         1,149                   --                1,149
  Amortization of intangibles                                           1,392                   --                1,392
  Amortization of deferred chartering agreement costs                     112                   --                  112
  Write-off of retired vessel to salvage value                          1,687                   --                1,687
  Loss (Gain) on foreign exchange                                        (208)                  --                 (208)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME              90,317               (1,825)              88,492
TAXES                                                                    (293)               1,825                1,532
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
 Interest expense (Note 17)                                             2,177                1,309                3,486
 Interest income                                                         (375)                 180                 (195)
 Loss on interest rate swap contract                                       --                   43                   43
-----------------------------------------------------------------------------------------------------------------------
                                                                        1,802                1,532                3,334
INCOME (LOSS) BEFORE INCOME TAXES                                      (2,095)                 293               (1,802)
PROVISION (RECOVERY) FOR INCOME TAXES                                    (800)                 381                 (419)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                             (1,295)                 (88)              (1,383)
-----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                          --                 (259)                (259)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                      (1,295)                 171               (1,124)
=======================================================================================================================
PREFERRED STOCK DIVIDENDS                                                 909                   --                  909
=======================================================================================================================
COMMON STOCK DIVIDEND OF VIE                                               --                   --                   --
STOCK WARRANT INDUCEMENT DISCOUNT (Note 15)                             1,982                   --                1,982
=======================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $         (4,186)    $            171     $         (4,015)
=======================================================================================================================
Net income (loss) per share basic (Note 20)                  $          (0.38)    $           0.02     $          (0.36)
Net income (loss) per share diluted (Note 20)                $          (0.38)    $           0.02     $          (0.36)

                                                                        Nine months ended December 31, 2006
                                                             ----------------------------------------------------------
                                                             Rand Logistics,         Impact of
                                                                   Inc.               Fin 46R            Consolidated
                                                               (unaudited)          (unaudited)          (unaudited)
                                                             ----------------     ----------------     ----------------
REVENUE                                                      $         75,737     $             --     $         75,737

EXPENSES
  Outside voyage charter fees (Note 16)                                 4,935                   --                4,935
  Charter hire                                                          7,091               (7,091)                  --
  Vessel operating expenses                                            46,528                5,776               52,304
  Repairs and maintenance                                                  97                   --                   97
  General and administrative                                            4,664                  250                4,914
  Depreciation                                                          3,213                  524                3,737
  Amortization of drydock costs                                           251                   --                  251
  Amortization of intangibles                                           1,126                 (125)               1,001
  Amortization of deferred chartering agreement costs                      90                   --                   90
  Write-off of retired vessel to salvage value                             --                   --                   --
  Loss (Gain) on foreign exchange                                         178                   --                  178
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME              68,173                 (666)              67,507
TAXES                                                                   7,564                  666                8,230
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
 Interest expense (Note 17)                                             2,136                  739                2,875
 Interest income                                                         (316)                  93                 (223)
 Loss on interest rate swap contract                                       --                   --                   --
-----------------------------------------------------------------------------------------------------------------------
                                                                        1,820                  832                2,652
INCOME (LOSS) BEFORE INCOME TAXES                                       5,744                 (166)               5,578
PROVISION (RECOVERY) FOR INCOME TAXES                                   2,084                 (181)               1,903
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                              3,660                   15                3,675
-----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                          --                 (360)                (360)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       3,660                  375                4,035
=======================================================================================================================
PREFERRED STOCK DIVIDENDS                                                 885                   --                  885
=======================================================================================================================
COMMON STOCK DIVIDEND OF VIE                                               --                  250                  250
STOCK WARRANT INDUCEMENT DISCOUNT (Note 15)                                --                   --                   --
=======================================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $          2,775     $            125     $          2,900
=======================================================================================================================
Net income (loss) per share basic (Note 20)                  $           0.40     $           0.02     $           0.42
Net income (loss) per share diluted (Note 20)                $           0.34     $           0.01     $           0.35

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars)
================================================================================

23.   SUBSEQUENT EVENTS

      On February 13, 2008, Grand River and Rand LL Holdings entered into and consummated a Vessel Purchase Agreement with WMS providing for the purchase by Grand River of three United States flagged vessels, the DAVID
      Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, for an aggregate purchase price of $20,019. Lower Lakes Transportation, has time chartered the acquired vessels since August 1, 2006 pursuant to the terms of a Time Charter Agreement between Lower Lakes Transportation and WMS, which also provided for an option to purchase the vessels.

      Prior to commencement of the 2008 sailing season, the Registrant intends transfer one of the vessels acquired from WMS to Canadian registry for deployment as part of the Registrant's Canadian fleet.

      In connection with the sale of vessels under the Vessel Purchase
      Agreement:

      - WMS repaid all amounts owed to Rand Finance Corp., a wholly owned subsidiary of the Registrant, under that certain Note Purchase Agreement, dated as of August 1, 2006;

      - WMS repaid all of its obligations due to National City Commercial Capital Company, LLC under WMS' financing arrangements with National City, the principal and interest amounts of which were included in the hire payable by Lower Lakes Transportation under the Time Charter Agreement and in parts guaranteed by Rand LL Holdings and

      - Grand River and Rand LL Holdings agreed to bear certain wind-down costs of WMS.

      Amended and Restated Loan Agreement

      On February 13, 2008, Lower Lakes Towing, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Registrant, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amends and restates the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructures the tranches of loans provided for under the 2006 Credit Agreement and advances certain new loans, (iii) finances, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only) and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only) and a swing line facility of US $4,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing may borrow CDN $41,700, (iv) a US dollar denominated term loan facility under which Grand River may borrow US $22,000 (v) a Canadian dollar denominated "Engine" term loan facility under which Lower Lakes Towing may borrow CDN $8,000.

      Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on April 1, 2013. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2013 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on April 1, 2013. The outstanding principal amount of the Canadian "Engine" term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $133 commencing September 1, 2008 and ending March 1, 2013 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility's maturity on April 1, 2013.

RAND LOGISTICS, INC. (formerly Rand Acquisition Corporation)
Notes to the Consolidated Financial Statements
(U.S. Dollars)
================================================================================

23.   SUBSEQUENT EVENTS (continued)

      Borrowings under the Canadian revolving credit facility and the Canadian term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum. Borrowings under the Canadian swing line facility will bear an interest rate per annum equal to the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the US revolving credit facility and the US term loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the US swing line facility will bear an interest rate per annum equal to the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the Canadian "Engine" term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates shall be adjusted quarterly commencing on the second quarter of fiscal year 2009 based upon the borrowers' senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

      Obligations under the Amended and Restated Credit Agreement are secured by
      (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers; (iii) a pledge the Registrant of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guarantied by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Under the Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and
      (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a Borrower's debt or equity securities.

      The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. As a result of the Amended and Restated Credit Agreement, the covenant breaches that existed at December 31, 2007 were effectively rectified.

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

      On May 4, 2007, the Company announced a program by which the exercise price of its outstanding, publicly traded warrants was reduced to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants). The reduced exercise price under the program was in effect through July 13, 2007, as of which date 2,460,965 warrants were exercised under the program, generating cash of $11,074,342.50 for the Company. Following expiration of the reduced exercise price period under the program, the original exercise price of $5.00 was reinstituted for all remaining unexercised warrants. As of December 31 2007, 5,231,215 warrants remain outstanding, including 1,571,349 warrants owned by officers and directors, none of whom exercised any warrants at the reduced exercise price.

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement (the "Memorandum of Agreement"), dated as of the same date, with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers for an aggregate purchase price of CDN $25,000,000.

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

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000,000, subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

      On August 27, 2007, in connection with the COA and Option Agreement, Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada. A description of the Guarantee follows under the heading "Off-Balance Sheet Arrangements".

      On August 27, 2007, Lower Lakes, Lower Lakes Transportation, Grand River and Rand LL Holdings Corp. entered into a Fifth Amendment (the "Amendment") to the Credit Agreement, dated March 3, 2006, with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company ("GE Canada"), as a lender, and certain of each such party's affiliates (the "Credit Agreement"). Pursuant to the Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by CDN $18,000,000 to CDN $36,868,000, (ii) the quarterly principal installment payments applicable to the Canadian term loan borrowings have been increased by CDN $540,000 to CDN $1,176,000, (iii) the "Commitment Termination Date" (as defined therein) was extended to March 3, 2012, (iv) the quarterly principal installment payments applicable to the US term loan borrowings have been extended at their current rate through December, 2011 and (v) the borrowers under the Credit Agreement amended certain financial covenants.

      On November 6, 2007, Lower Lakes, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Rand LL Holdings Corp. received a Waiver to the Credit Agreement for violations of the financial covenants relating to minimum EBITDA, Fixed Charge Coverage Ratio, and Senior Debt to EBITDA. The violations arose primarily from reduced EBITDA relating to several factors, including the impacts of the WMS strike, higher general and administrative costs, the timing and expenses of the Voyageur closing and changes in exchange rates. The Waiver also includes an agreement to pay a prepayment fee if the amount outstanding under the Credit Agreement is prepaid prior to November 6, 2008 to compensate the lender for being prepared to make funds available.

      Lower Lakes' fleet consists of five self-unloading bulk carriers and three conventional bulk carriers in Canada and five self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns seven of the Canadian vessels and charters the eighth pursuant to the terms of the COA. Lower Lakes Transportation time charters five of the U.S. vessels, including the tug and barge unit, from Grand River. With the exception of the barge (which Grand River bareboat charters from an affiliate of WMS), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

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

      Off-Balance Sheet Arrangements.

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2007 financial statements for a discussion of outstanding options and warrants.

      On August 27, 2007, in connection with the COA and Option Agreement, Lower Lakes entered into the Guarantee with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250,000 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

      In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the Guarantee, through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee through a CDN $625,000 letter of credit provided to Lower Lakes.

      Voyageur has been determined to be a variable interest entity of the Company under U.S. GAAP. Rand has determined that it is not a "Primary Beneficiary" of Voyageur's remaining business and therefore Rand is not required to consolidate Voyageur's financial statements.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective.

      In connection with its review of our financial statements as of December 31, 2007 and for the three month period then ended, our independent registered chartered accounting firm, Grant Thornton LLP, notified our audit committee that it had identified certain material weaknesses and significant deficiencies in our internal control systems, which were identified as part of the March 31, 2007 financial statements audit.

      Management believes that it has made significant progress in remediating the material weaknesses, significant deficiency and control deficiencies described in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2007. Management's objective is to complete such remediation by March 31, 2008

      During the quarter ended December 31, 2007, in connection with the material weaknesses, significant deficiency and control deficiencies described in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2007, we continued to enhance our internal controls over financial reporting as described below, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

      o A third party provider was engaged throughout the year to provide overall information technology management and helpdesk services. The provider recommended upgrades to our information technology infrastructure, communications, and security (including the strengthening of our data backup and recovery process, and the limitation of physical access to our server), most of which have been successfully deployed;
      o Two financial analysts were hired in the first half of the fiscal year, enabling improved procedures to be established and adequate segregation of duties to be maintained during the period. Management has also implemented business and financial reporting software during the year; and
      o     A whistleblower policy has been introduced.

                                     PART II

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      Vessel Purchase Agreement

      On February 13, 2008, Grand River and Rand LL Holdings entered into and consummated a Vessel Purchase Agreement with WMS providing for the purchase by Grand River of three United States flagged vessels, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, for an aggregate purchase price of $20,019,383.50. Lower Lakes Transportation, has time chartered the acquired vessels since August 1, 2006 pursuant to the terms of a Time Charter Agreement between Lower Lakes Transportation and WMS, which also provided for an option to purchase the vessels.

      Prior to commencement of the 2008 sailing season, the Registrant intends transfer one of the vessels acquired from WMS to Canadian registry for deployment as part of the Registrant's Canadian fleet.

      A copy of the Vessel Purchase Agreement is attached hereto as exhibit
10.52 and is incorporated by reference herein.

      In connection with the sale of vessels under the Vessel Purchase
Agreement:

      - WMS repaid all amounts owed to Rand Finance Corp., a wholly owned subsidiary of the Registrant, under that certain Note Purchase Agreement, dated as of August 1, 2006;

      - WMS repaid all of its obligations due to National City Commercial Capital Company, LLC under WMS' financing arrangements with National City, the principal and interest amounts of which were included in the hire payable by Lower Lakes Transportation under the Time Charter Agreement and in parts guaranteed by Rand LL Holdings and

      - Grand River and Rand LL Holdings agreed to bear certain wind-down costs of WMS.

      Amended and Restated Loan Agreement

      On February 13, 2008, Lower Lakes Towing Ltd, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Registrant, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amends and restates the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructures the tranches of loans provided for under the 2006 Credit Agreement and advances certain new loans, (iii) finances, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500,000 with a seasonal overadvance facility of US $8,000,000 (US $10,000,000 for calendar year 2008 only) and a swing line facility of CDN $4,000,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500,000 with a seasonal over advance facility of US $8,000,000 (US $10,000,000 for calendar year 2008 only) and a swing line facility of US $4,000,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing may borrow CDN $41,700,000, (iv) a US dollar denominated term loan facility under which Grand River may borrow US $22,000,000, (v) a Canadian dollar denominated "Engine" term loan facility under which Lower Lakes Towing may borrow CDN $8,000,000.

      Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $695,000 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on April 1, 2013. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) quarterly payments of US $366,667 commencing September 1, 2008 and ending on March 1, 2013 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on April 1, 2013. The outstanding principal amount of the Canadian "Engine" term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $133,333 commencing quarterly September 1, 2008 and ending March 1, 2013 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility's maturity on April 1, 2013.

      Borrowings under the Canadian revolving credit facility and the Canadian term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum. Borrowings under the Canadian swing line facility will bear an interest rate per annum equal to the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the US revolving credit facility and the US term loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or
(ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the US swing line facility will bear an interest rate per annum equal to the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the Canadian "Engine" term loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates shall be adjusted quarterly commencing on the second quarter of fiscal year 2009 based upon the borrowers' senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

      Obligations under the Amended and Restated Credit Agreement are secured by
(i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers; (iii) a pledge the Registrant of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guarantied by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

      Under the Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers there from, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a Borrower's debt or equity securities.

      The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated.

      A copy of the Amended and Restated Credit Agreement is attached hereto as
Exhibit 10.53 and is incorporated by reference herein.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.       Description
-----------       -----------

   2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted:
                  Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers,
                  2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel, 7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
   2.2            Amendment to Stock Purchase Agreement, dated December 29,
                  2005. (2)
   2.3            Amendment to Stock Purchase Agreement, dated January 27, 2006.
                  (3)
   2.4            Amendment to Stock Purchase Agreement, dated February 27,
                  2006. (4)
   3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (7)
   3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (10)
   3.2.1          Second Amended and Restated By-laws. (17)
   4.1            Specimen Unit Certificate. (5)
   4.2            Specimen Common Stock Certificate. (5)
   4.3            Specimen Warrant Certificate. (5)
   4.4            Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                  (5)
   4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
   10.1           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Laurence S. Levy. (5)
   10.2           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Isaac Kier. (1)
   10.3           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Sandeep D. Alva. (5)
   10.4           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Falcon Partners Holdings, LLC. (5)

   10.5           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Natalie Lynn Levy Irrevocable Trust. (5)
   10.6           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Michael Benjamin Levy Irrevocable Trust. (5)
   10.7           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Jessica Rose Levy Irrevocable Trust. (5)
   10.8           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Jane Levy. (5)
   10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                  (5)
   10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders.
                  (5)
   10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)
   10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)
   10.13          Registration Rights Agreement among the Registrant and the
                  Founders. (5)
   10.14          Form of Warrant Purchase Agreements among each of Laurence S.
                  Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc. (5)
   10.15          Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Rand Management LLC. (5)
   10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)
   10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (14)
   10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (7)
   10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (7)
   10.21          Management Bonus Plan, dated March 3, 2006. (7)
   10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (8)
   10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (8)
   10.24          Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc.
                  in favor of Wisconsin & Michigan Steamship Company. (8)
   10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company. (8)
   10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(8)
   10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation

                  Company, Grand River Navigation Company, Inc, the other Credit
                  Parties signatory thereto, General Electric Capital
                  Corporation as a US Lender and as Agent for the Secured
                  Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian
                  Lender and the other Lenders signatory thereto from time to time. (8)
   10.28          Award Agreement, dated October 11, 2006, between Rand
                  Logistics, Inc. and Edward Levy. (10)
   10.29          Award Agreement, dated October 11, 2006, between Rand
                  Logistics, Inc. and Edward Levy. (10)
   10.30          Award Agreement, dated October 11, 2006, between Rand
                  Logistics, Inc. and Laurence S. Levy. (10)
   10.31          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and Scott F. Bravener. (10)
   10.32          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and Joseph W. McHugh, Jr. (10)
   10.33          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and James W. Siddall. (10)
   10.34          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and Jeffrey P. Botham. (10)
   10.35          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and Isaac Kier. (10)
   10.36          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and Jonathan Brodie. (10)
   10.37          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and H. Cabot Lodge III. (10)
   10.38          Restricted Share Award Agreement, dated January 17, 2007
                  between Rand Logistics, Inc. and Laurence S. Levy. (11)
   10.39          Restricted Share Award Agreement, dated January 17, 2007
                  between Rand Logistics, Inc. and Edward Levy. (11)
   10.40          Vessel Sale Agreement, dated as of March 23, 2007, between
                  Grand River Navigation Company, Inc. and Lake Service Shipping
                  Co. (12)
   10.41          Third Amendment to Credit Agreement, dated as of March 23,
                  2007, among Lower Lakes Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc,
                  the other Credit Parties signatory thereto, General Electric
                  Capital Corporation as a US Lender and as Agent for the
                  Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a
                  Canadian Lender and the other Lenders signatory thereto from time to time. (12)
   10.42          Warrant Exercise Agreement, dated April 30, 2007, among Rand
                  Logistics, Inc. and Knott Partners, LP, Knott Partners
                  Offshore Master Fund, LP, CommonFund Hedged Equity Company,
                  Shoshone Partners, LP, Finderne, LLC, Good Steward Trading
                  Company SPC, and Leonard & Margaret Frierman. (14)
   10.43          Fourth Amendment to Credit Agreement, dated as of June 26,
                  2007, among Lower Lakes Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc,
                  the other Credit Parties signatory thereto, General Electric
                  Capital Corporation as a US Lender and as Agent for the
                  Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a
                  Canadian Lender. (15)
   10.44          First Amendment Agreement to Time Charter Guaranty, dated as of June 27, 2007, between Rand LL Holdings Corp. and Wisconsin
                  & Michigan Steamship Company. (16)
   10.45          Crew Manning Agreement, dated August 27, 2007, between Lower
                  Lakes Towing Ltd. and Voyageur Marine Transport Ltd.(16)
   10.46          Contract of Affreightment, dated August 27, 2007, between
                  Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc.
                  and Lower Lakes Towing Ltd.(17)
   10.47          Option Agreement, dated August 27, 2007, between Lower Lakes
                  Towing Ltd. and Voyageur Maritime Trading Inc.(16)
   10.48          Fifth Amendment to Credit Agreement, dated as of August 27,
                  2007, by and among Lower Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc.,
                  the other Credit Parties signatory thereto, General Electric
                  Capital Corporation, as a US Lender and as Agent, and GE
                  Canada Finance Holding Company, as a CDN Lender.(16)
   10.49          Memorandum of Agreement, dated August 27, 2007, between
                  Voyageur Marine Transport Ltd., Voyageur Pioneer Marine Inc.
                  and Lower Lakes Towing Ltd.(17)
   10.50          Guarantee, dated August 27, 2007, between Lower Lakes Towing
                  Ltd. And GE Canada Finance Holding Company.(16)
   10.51          Letter of Credit Agreement, dated August 27, 2007, between
                  Lower Lakes Towing Ltd. and Heddle Marine Service Inc.(16)
   10.52          Vessel Purchase Agreement, dated as of February 13, 2008 among
                  Wisconsin & Michigan Steamship Company and Grand River
                  Navigation Company, Inc and Rand LL Holdings Corp. (18)
   10.53          Amended and Restated Credit Agreement, dated as of February
                  13, 2008, among Lower Lakes Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc.,
                  the other credit parties signatory thereto, General Electric
                  Capital Corporation, as Agent, National City Bank, as a Lender
                  and as Co-Syndication Agent and the other Lenders signatory thereto from time to time. (18)
   14             Code of Ethics. (6)
   21             Subsidiaries of Rand. (15)
   31.1           Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (18)
   31.2           Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (18)
   32.1           Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. (18)
   32.2           Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. (18)
   99.1           Risk Factors. (18)

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

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.
(15) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.

(16) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.
(17) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007.
(18)        Filed herewith.

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


Date: February 14, 2008                             /s/ Laurence S. Levy
      -----------------                             ----------------------------
                                                    Laurence S. Levy
                                                    Chief Executive Officer


Date: February 14, 2008                             /s/ Joseph W. McHugh, Jr.
      -----------------                             ----------------------------
                                                    Joseph W. McHugh, Jr.
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   2.1 Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted:
                  Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers,
                  2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers' Counsel, 6) Opinion of Rand's and Purchaser's Counsel, 7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller's Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)
   2.2            Amendment to Stock Purchase Agreement, dated December 29,
                  2005. (2)
   2.3            Amendment to Stock Purchase Agreement, dated January 27, 2006.
                  (3)
   2.4            Amendment to Stock Purchase Agreement, dated February 27,
                  2006. (4)
   3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (7)
   3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (10)
   3.2.1          Second Amended and Restated By-laws. (17)
   4.1            Specimen Unit Certificate. (5)
   4.2            Specimen Common Stock Certificate. (5)
   4.3            Specimen Warrant Certificate. (5)
   4.4            Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                  (5)
   4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)
   10.1           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Laurence S. Levy. (5)
   10.2           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Isaac Kier. (1)
   10.3           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Sandeep D. Alva. (5)
   10.4           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Falcon Partners Holdings, LLC. (5)
   10.5           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Natalie Lynn Levy Irrevocable Trust. (5)
   10.6           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Michael Benjamin Levy Irrevocable Trust. (5)
   10.7           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Jessica Rose Levy Irrevocable Trust. (5)
   10.8           Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Jane Levy. (5)
   10.9 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                  (5)
   10.10 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders.
                  (5)
   10.11 Form of Letter Agreement between ProChannel Management LLC and Registrant regarding administrative support. (5)
   10.12 Promissory Note, dated June 10, 2004, in the principal amount of $70,000 issued to Laurence S. Levy. (5)
   10.13          Registration Rights Agreement among the Registrant and the
                  Founders. (5)
   10.14          Form of Warrant Purchase Agreements among each of Laurence S.
                  Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc. (5)
   10.15          Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Rand Management LLC. (5)
   10.16 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund

                  Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)
   10.17 Financing Commitment, dated August 22, 2005, between GE Commercial & Industrial Finance, Inc. and Rand Acquisition Corporation. (1)
   10.18 Credit Agreement, dated as of March 3, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (14)
   10.19 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (7)
   10.20 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (7)
   10.21          Management Bonus Plan, dated March 3, 2006. (7)
   10.22 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (8)
   10.23 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (8)
   10.24          Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc.
                  in favor of Wisconsin & Michigan Steamship Company. (8)
   10.25 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company. (8)
   10.26 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(8)
   10.27 First Amendment Credit Agreement, dated as of August 1, 2006, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc, the other Credit Parties signatory thereto, General Electric Capital Corporation as a US Lender and as Agent for the Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a Canadian Lender and the other Lenders signatory thereto from time to time. (8)
   10.28 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (10)
   10.29 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (10)
   10.30 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy. (10)
   10.31 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener. (10)
   10.32 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (10)
   10.33 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall. (10)
   10.34 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham. (10)
   10.35 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier. (10)
   10.36 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie. (10)

   10.37          Award Agreement, dated October 18, 2006, between Rand
                  Logistics, Inc. and H. Cabot Lodge III. (10)
   10.38          Restricted Share Award Agreement, dated January 17, 2007
                  between Rand Logistics, Inc. and Laurence S. Levy. (11)
   10.39          Restricted Share Award Agreement, dated January 17, 2007
                  between Rand Logistics, Inc. and Edward Levy. (11)
   10.40          Vessel Sale Agreement, dated as of March 23, 2007, between
                  Grand River Navigation Company, Inc. and Lake Service Shipping
                  Co. (12)
   10.41          Third Amendment to Credit Agreement, dated as of March 23,
                  2007, among Lower Lakes Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc,
                  the other Credit Parties signatory thereto, General Electric
                  Capital Corporation as a US Lender and as Agent for the
                  Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a
                  Canadian Lender and the other Lenders signatory thereto from time to time. (12)
   10.42          Warrant Exercise Agreement, dated April 30, 2007, among Rand
                  Logistics, Inc. and Knott Partners, LP, Knott Partners
                  Offshore Master Fund, LP, CommonFund Hedged Equity Company,
                  Shoshone Partners, LP, Finderne, LLC, Good Steward Trading
                  Company SPC, and Leonard & Margaret Frierman. (14)
   10.43          Fourth Amendment to Credit Agreement, dated as of June 26,
                  2007, among Lower Lakes Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc,
                  the other Credit Parties signatory thereto, General Electric
                  Capital Corporation as a US Lender and as Agent for the
                  Secured Parties and the other Lenders signatory thereto from time to time, and GE Canada Finance Holding Company, as a
                  Canadian Lender. (15)
   10.44          First Amendment Agreement to Time Charter Guaranty, dated as of June 27, 2007, between Rand LL Holdings Corp. and Wisconsin
                  & Michigan Steamship Company. (16)
   10.45          Crew Manning Agreement, dated August 27, 2007, between Lower
                  Lakes Towing Ltd. and Voyageur Marine Transport Ltd.(16)
   10.46          Contract of Affreightment, dated August 27, 2007, between
                  Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc.
                  and Lower Lakes Towing Ltd.(17)
   10.47          Option Agreement, dated August 27, 2007, between Lower Lakes
                  Towing Ltd. and Voyageur Maritime Trading Inc.(16)
   10.48          Fifth Amendment to Credit Agreement, dated as of August 27,
                  2007, by and among Lower Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc.,
                  the other Credit Parties signatory thereto, General Electric
                  Capital Corporation, as a US Lender and as Agent, and GE
                  Canada Finance Holding Company, as a CDN Lender.(16)
   10.49          Memorandum of Agreement, dated August 27, 2007, between
                  Voyageur Marine Transport Ltd., Voyageur Pioneer Marine Inc.
                  and Lower Lakes Towing Ltd.(17)
   10.50          Guarantee, dated August 27, 2007, between Lower Lakes Towing
                  Ltd. And GE Canada Finance Holding Company.(16)
   10.51          Letter of Credit Agreement, dated August 27, 2007, between
                  Lower Lakes Towing Ltd. and Heddle Marine Service Inc.(16)
   10.52          Vessel Purchase Agreement, dated as of February 14, 2008 among
                  Wisconsin & Michigan Steamship Company and Grand River
                  Navigation Company, Inc and Rand LL Holdings Corp. (18)
   10.53          Amended and Restated Credit Agreement, dated as of February
                  14, 2008, among Lower Lakes Towing Ltd., Lower Lakes
                  Transportation Company, Grand River Navigation Company, Inc.,
                  the other credit parties signatory thereto, General Electric
                  Capital Corporation, as Agent, National City Bank, as a Lender
                  and as Co-Syndication Agent and the other Lenders signatory thereto from time to time. (18)
   14             Code of Ethics. (6)
   21             Subsidiaries of Rand. (15)
   31.1           Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (18)
   31.2           Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (18)

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

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2005.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.
(12) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2007.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.
(15) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.
(16) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.
(17) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2007.
(18)        Filed herewith.