Form 10-K
period 2008-03-31
Rand Logistics, Inc.
filed 2008-06-26
CIK 1294250

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended March 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-33345
                                 _______________

                              RAND LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                       No. 20-1195343
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      461 Fifth Avenue, 25th Floor
              New York, NY                                           10017
(Address of principal executive offices)                          (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 644-3450

           Securities registered pursuant to Section 12(b) of the Act:

                      Title of Each Class                               Name of Each Exchange on Which Registered
                      -------------------                               -----------------------------------------
           Common Stock, $.0001 par value per share                             The NASDAQ Capital Market
          Warrants to purchase shares of Common Stock                           The NASDAQ Capital Market
Units consisting of one share of Common Stock, par value $.0001                 The NASDAQ Capital Market
                  per share, and two Warrants

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

         Large accelerated filer |_|        Accelerated filer |_|

         Non-accelerated filer |_|          Smaller reporting company |X|
         (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of voting stock held by non-affiliates of the registrant as of September 28, 2007 was $30,520,125.

      12,105,051 shares of Common Stock were outstanding at June 26, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 23, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                              RAND LOGISTICS, INC.

                                TABLE OF CONTENTS

PART I

Item 1.     Business..............................................................................................................1
Item 1A.    Risk Factors..........................................................................................................3
Item 1B.    Unresolved Staff Comments............................................................................................12
Item 2.     Properties...........................................................................................................12
Item 3.     Legal Proceedings....................................................................................................12
Item 4.     Submission of Matters to a Vote of Security Holders..................................................................12

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities....................................................................................................12
Item 6.     Selected Financial Data..............................................................................................13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations Introduction...................13
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk............................................................25
Item 8.     Financial Statements and Supplementary Data..........................................................................25
Item 9.     Changes in and Disagreements with Accountant on Accounting and Financial Disclosure..................................25
Item 9A(T). Controls and Procedures..............................................................................................25
Item 9B.    Other Information....................................................................................................26

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.............................................26
Item 11.    Executive Compensation...............................................................................................27
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......................27
Item 13.    Certain Relationships and Related Transactions, and Director Independence............................................27
Item 14.    Principal Accountant Fees and Services...............................................................................27

PART IV

Item 15.    Exhibits and Financial Statement Schedules...........................................................................27

                                     PART I

Item 1. Business

Overview

      Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24.0 million. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters' over-allotment option raising additional gross proceeds of $3.6 million. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24.6 million.

      On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels (the "Core Vessels"). As part of the acquisition of Lower Lakes, we also acquired Lower Lakes' affiliate, Grand River Navigation Company, Inc. Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand's business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

      Rand's shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels, one of which is operated under a contract of affreightment. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

      Lower Lakes' fleet consists of five self-unloading bulk carriers and three conventional bulk carriers in Canada and five self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns seven of the Canadian vessels and charters the eighth pursuant to the terms of a Contract of Affreightment. Lower Lakes Transportation time charters five of the U.S. vessels, including the tug and barge unit, from Grand River. With the exception of the barge (which Grand River bareboat charters from an affiliate of Wisconsin & Michigan Steamship Company ("WMS")), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

      Lower Lakes is a leader in the provision of River Class bulk freight shipping services throughout the Great Lakes, operating more than one-third of all River Class vessels servicing the Great Lakes and the majority of boom-forward equipped vessels in this category. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds - offer greater accessibility for delivery of cargo to locations where only forward access is possible. Six of the vessels used in Lower Lakes' operations are boom forward self-unloaders and four vessels are boom aft self-unloaders. River Class vessels - which represent the smaller end of Great Lakes vessels with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons - are ideal for customers seeking to move significant quantities of dry bulk product to ports which restrict non-River Class vessels due to size and capacity constraints.

      Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt. Lower Lakes' top ten customers accounted for approximately 62% of its revenue during the twelve months ended March 31, 2008. Lower Lakes is the sole-source shipping provider to several of its customers. Many of Lower Lakes' customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

      Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors:
Seaway Marine Transport and American Steamship Company. Seaway Marine Transport is a Canadian traffic and marketing partnership, which owns 22 self-unloading vessels, four of which are River Class boom-forward vessels. American Steamship Company operates in the U.S. and maintains a fleet of 18 vessels, four of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.

      We believe that demand now exceeds available shipping capacity on the Great Lakes, which should cause prices and margins to increase steadily over time. While freight carried is steadily increasing, the available capacity is declining over the long term as the aging Great Lakes fleet is retired. We do not believe that such retirements will be replaced with new or refurbished capacity until freight rates are substantially increased to justify such capital investments.

      As of March 31, 2008, Lower Lakes had approximately 361 full-time employees, 26 of whom were shoreside and management and 335 that were operational. Approximately 42% of Lower Lakes' employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.

      Our executive officers are Laurence S. Levy, who serves as our chairman of the board and chief executive officer; Edward Levy, who serves as our president; and Joseph W. McHugh, Jr., who serves as our chief financial officer. Carol Zelinski is the secretary of Rand.

Acquisitions in the year ending March 31, 2008

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement (the "Memorandum of Agreement"), dated as of the same date, with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. pursuant to which Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") for an aggregate purchase price of CDN $25.0 million.

      Also on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement (the "Crew Manning Agreement"), with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels' crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of CDN $175,000 and pay or reimburse Voyageur for its reasonable crew payroll expenses. Lower Lakes terminated the Crew Manning Agreement in March 2008 and now crews the Vessels with its own employees.

      On August 27, 2007, Lower Lakes entered into a Contract of Affreightment (the "COA") with Voyageur and Voyageur Maritime Trading Inc. ("VMT") pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the "Trader"), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers. The COA expires on December 31, 2011, and renews automatically annually thereafter unless Lower Lakes provides Voyageur or VMT with notice of cancellation six months prior to the end of the then-current term. Under the COA, Lower Lakes is obligated to pay Voyageur and VMT substantially all of the freight rate it charges its customers, subject to certain adjustments. Lower Lakes is also responsible for all taxes, tolls, fees or tariffs levied against the Trader or its cargo, provided that it can be recouped from its customers, otherwise, these costs will be for the account of Voyageur and VMT. Pursuant to the COA, Voyageur and VMT are responsible for ensuring the seaworthiness of the Trader and the compliance of its crew with all safety, health and other applicable laws and regulations of Canada. Voyageur, VMT and Voyageur's president also agreed not to compete with, nor induce any employee to leave his employment with, Lower Lakes.

      In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5.0 million, subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

      In connection with the COA and Option Agreement, on August 27, 2007, Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada. A description of the Guarantee follows under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements".

      On February 13, 2008, Grand River and Rand LL Holdings entered into and consummated a Vessel Purchase Agreement with Wisconsin & Michigan Steamship Company ("WMS") providing for the purchase by Grand River of three United States flagged vessels, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, for an aggregate purchase price of $20.0 million plus transaction expenses. Lower Lakes Transportation had time chartered these three vessels since August 1, 2006 pursuant to the terms of a Time Charter Agreement between Lower Lakes Transportation and WMS, which also provided for an option to purchase the vessels.

      Prior to commencement of the 2008 sailing season, we transferred one of the vessels acquired from United States to Canadian registry for deployment as part of the Registrant's Canadian fleet.

      In connection with the sale of vessels under the Vessel Purchase
Agreement:

      - WMS repaid all amounts owed to Rand Finance under that certain Note Purchase Agreement, dated as of August 1, 2006;

      - WMS repaid all amounts owed to Oglebay Norton Marine Services Company, under that certain Note Purchase Agreement, dated as of August 1, 2006;

      - WMS repaid all of its obligations due to National City Commercial Capital Company, LLC under WMS' financing arrangements with National City, the principal and interest amounts of which were included in the hire payable by Lower Lakes Transportation under the Time Charter Agreement and in parts guaranteed by Rand LL Holdings; and

      - Grand River and Rand LL Holdings agreed to bear certain wind-down costs of WMS.

Item 1A. Risk Factors

      An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.

Our business is dependent upon key personnel whose loss may adversely impact our business.

      We depend on the expertise, experience and continued services of Lower Lakes' senior management employees, especially Scott Bravener, its President. Bravener has acquired specialized knowledge and skills with respect to Lower Lakes and its operations and most decisions concerning the business of Lower Lakes will be made or significantly influenced by him. Although Lower Lakes maintains life insurance with respect to Bravener, the proceeds of such insurance may not be adequate to compensate Lower Lakes in the event of Bravener's death. The loss of Bravener or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Bravener were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Laurence S. Levy and Edward Levy are each engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs.

Some of our officers and directors may have conflicts of interest in business opportunities.

      Some of our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers' and directors' existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Capital expenditures and other costs necessary to operate and maintain Lower Lakes' vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards.

      Capital expenditures and other costs necessary to operate and maintain Lower Lakes' vessels tend to increase with the age of each vessel. Accordingly, it is likely that the operating costs of Lower Lakes' older vessels will increase. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require Lower Lakes to make additional expenditures. For example, if the U.S. Coast Guard, Transport Canada or the American Bureau of Shipping (an independent classification society that inspects the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment. In order to satisfy any such requirement, Lower Lakes may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable Lower Lakes to operate its older vessels profitably during the remainder of their anticipated economic lives.

If Lower Lakes is unable to fund its capital expenditures and winter work expenses, Lower Lakes may not be able to continue to operate some of its vessels, which would have a material adverse effect on our business.

      In order to fund Lower Lakes' capital expenditures and winter work expenses, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. Our failure to obtain the funds for necessary future capital expenditures and winter work expenses would limit its ability to continue to operate some of its vessels and could have a material adverse effect on our business, results of operations and financial condition.

The climate in the Great Lakes region limits Lower Lakes' vessel operations to approximately nine months per year.

      Lower Lakes' operating business is seasonal, meaning that it experiences higher levels of activity in some periods of the year than in others. Ordinarily, Lower Lakes is able to operate its vessels on the Great Lakes for approximately nine months per year beginning in late March or April and continuing through December or mid-January. However, weather conditions and customer demand cause increases and decreases in the number of days Lower Lakes actually operates.

The shipping industry has inherent operational risks that may not be adequately covered by Lower Lakes' insurance.

      Lower Lakes maintains insurance on its fleet for risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which includes environmental damage and pollution insurance). We can give no assurance that Lower Lakes will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Lower Lakes may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, in the future, Lower Lakes may not be able to obtain adequate insurance coverage at reasonable rates for Lower Lakes' fleet. Lower Lakes may also be subject to calls, or premiums, in amounts based not only on its own claim record but also the claims record of all other members of the protection and indemnity associations through which Lower Lakes may receive indemnity insurance coverage. Lower Lakes' insurance policies will also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase its costs.

Lower Lakes is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts decreasing revenues and earnings.

      Lower Lakes enters into Contracts of Affreightment (COAs) pursuant to which Lower Lakes agrees to carry cargoes, typically for industrial customers, who export or import dry bulk cargoes. Lower Lakes also enters into spot market voyage contracts, where Lower Lakes is paid a rate per ton to carry a specified cargo from point A to point B. All of these contracts subject Lower Lakes to counterparty credit risk. As a result, we are subject to credit risks at various levels, including with charterers, cargo interests, or terminal customers. If the counterparties fail to meet their obligations, Lower Lakes could suffer losses on such contracts which would decrease our revenues and earnings.

Lower Lakes may not be able to generate sufficient cash flows to meet its debt service obligations.

      Lower Lakes' ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. Lower Lakes business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditures and winter work expenses. The indebtedness of Lower Lakes under its new senior credit facility bears interest at floating rates, and therefore, if interest rates increase, Lower Lakes' debt service requirements will increase. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness, including the new senior credit facility, on commercially reasonable terms, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

A default under Lower Lakes' indebtedness may have a material adverse effect on our financial condition.

      In the event of a default under Lower Lakes' indebtedness, including the indebtedness under its existing senior credit facility, the holders of the indebtedness generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the existing senior credit facility are secured by a first priority lien on all of the assets of Lower Lakes, Lower Lakes Transportation and Grand River and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the existing senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our results of operations.

Servicing debt could limit funds available for other purposes, such as the payment of dividends.

      Lower Lakes will use cash to pay the principal and interest on its debt, and to fund required reserves for future capital expenditures and winter work expenses. These payments limit funds that would otherwise be available for other purposes, including distributions of cash to our stockholders.

Lower Lakes' loan agreements contain restrictive covenants that will limit its liquidity and corporate activities.

      Lower Lakes' loan agreements impose operating and financial restrictions that limit Lower Lakes' ability to:

      o     incur additional indebtedness;

      o     create additional liens on its assets;

      o     make investments;

      o     engage in mergers or acquisitions;

      o     pay dividends; and

      o sell any of Lower Lakes' vessels or any other assets outside the ordinary course of business.

      Therefore, Lower Lakes will need to seek permission from its lender in order for Lower Lakes to engage in some corporate actions. Lower Lakes' lender's interests may be different from those of Lower Lakes, and no assurance can be given that Lower Lakes will be able to obtain its lender's permission when needed. This may prevent Lower Lakes from taking actions that are in its best interest.

Because Lower Lakes generates approximately 60% of its revenues, and incurs approximately 60% of its expenses, in Canadian dollars, exchange rate fluctuations could cause us to suffer exchange rate losses thereby increasing expenses and reducing income.

      Lower Lakes generates a portion of its revenues in Canadian dollars. Similarly, Lower Lakes incurs a portion of its expenses in Canadian dollars. This could lead to fluctuations in our net income due to changes in the value of the U.S. Dollar relative to the Canadian Dollar.

Lower Lakes depends upon unionized labor for its U.S. operations. Any work stoppages or labor disturbances could disrupt its business.

      Substantially all of Grand River's employees are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition.

A labor union has attempted to unionize Lower Lakes' Canadian employees.

      The Seafarers International Union of Canada, or SIU, has attempted without success to organize Lower Lakes' unlicensed employees periodically over the past several years. Although we believe that support for this union is low, if SIU is successful in organizing a union among Lower Lakes' Canadian employees, it could result in increased labor costs for Lower Lakes, which could have a material adverse effect on our results of operations.

Lower Lakes employees are covered by U.S. Federal laws that may subject it to job-related claims in addition to those provided by state laws.

      All of Lower Lakes' U.S. seagoing employees are covered by provisions of the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in Federal courts. Because Lower Lakes is not generally protected by the limits imposed by state workers' compensation statutes, Lower Lakes has greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

Restriction on foreign ownership and possible required divestiture of stock.

      Under U.S. maritime laws, in order for us to maintain our eligibility to own and operate vessels in the U.S. domestic trade, 75% of our outstanding capital stock and voting power is required to be held by U.S. citizens. Although our amended and restated certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock, we could lose its ability to conduct operations in the U.S. domestic trade if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on our results of operations. If our board of directors determines that persons who are not citizens of the U.S. own more than 23% of our outstanding capital stock or more than 23% of our voting power, we may redeem such stock or, if redemption is not permitted by applicable law or if our board of directors, in its discretion, elects not to make such redemption, we may require the non-citizens who most recently acquired shares to divest such excess shares to persons who are U.S. citizens in such manner as our board of directors directs. The required redemption would be at a price equal to the average closing price during the preceding 30 trading days, which price could be materially different from the current price of the common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases the common stock, there can be no assurance that he will not be required to divest the shares and such divestiture could result in a material loss. Such restrictions and redemption rights may make Rand's equity securities less attractive to potential investors, which may result in Rand's publicly traded common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to obtain future public financing.

      We currently have outstanding warrants to purchase approximately 5,231,215 shares of common stock and an option to purchase 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

The conversion of our series A convertible preferred stock will result in significant and immediate dilution of our existing stockholders and the book value of their common stock.

      The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,419,355 shares of our common stock, which, on an "as converted" basis, represents approximately 20% of our aggregate outstanding common stock. The registration statement of which this prospectus forms a part registers the resale of these 2,419,355 shares of common stock. The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.

If our founding officers and directors exercise their registration rights, it may have an adverse effect on the market price of our common stock.

      Our founding officers and directors and their affiliates and associates to whom shares of our common stock were issued prior to our initial public offering are entitled to demand that we register the resale of their shares of common stock at any time after October 27, 2007, although they have not yet done so. If our founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Future acquisitions of vessels or businesses by Rand or Lower Lakes would subject Rand and Lower Lakes to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Rand's or Lower Lakes' capital structure.

      Rand intends to pursue other acquisition opportunities in an effort to diversify its investments and/or grow Lower Lakes' business. While neither Rand nor Lower Lakes is presently committed to any additional acquisition, Rand is currently actively pursuing one or more potential acquisition opportunities. Acquisitions may be of individual or groups of vessels or of businesses operating in the shipping or other industries. Following the acquisition of Lower Lakes, Rand will not be limited to any particular industry or type of business that it may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that Rand may acquire, or of the industry in which such business operates. To the extent Rand acquires a financially unstable business, we may be affected by numerous risks inherent in the acquired business's operations. If Rand acquires a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although Rand's management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

      In addition, the financing of any acquisition completed by Rand could adversely impact Rand's capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of existing stockholders and/or adversely affect prevailing market prices for Rand's common stock. Increasing Rand's indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in Rand.

      Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate an acquisition, you will not be asked to vote on any proposed acquisition and you will not be entitled to exercise conversion rights in connection with any such acquisition.

                   Risks Associated with the Shipping Industry

The cyclical nature of the Great Lakes dry bulk shipping industry may lead to decreases in shipping rates, which may reduce Lower Lakes' revenue and earnings.

      The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values. Rand anticipates that the future demand for Lower Lakes' dry bulk carriers and dry bulk charter rates will be dependent upon continued demand for imported commodities, economic growth in the United States and Canada, seasonal and regional changes in demand, and changes to the capacity of the Great Lakes fleet which cannot be predicted. Adverse economic, political, social or other developments could decrease demand and growth in the shipping industry and thereby reduce revenue and earnings. Fluctuations, and the demand for vessels, in general, have been influenced by, among other factors:

      o     global and regional economic conditions;

      o     developments in international and Great Lakes trade;

      o changes in seaborne and other transportation patterns, such as port congestion and canal closures;

      o     weather and crop yields;

      o     political developments; and

      o     embargoes and strikes.

The market values of Lower Lakes' vessels may decrease, which could cause Lower Lakes to breach covenants in its credit facility and which could reduce earnings and revenues as a result of potential foreclosures.

      Vessel values are influenced by several factors, including:

      o changes in environmental and other regulations that may limit the useful life of vessels;

      o     changes in Great Lakes dry bulk commodity supply and demand;

      o     types and sizes of vessels;

      o     development of and increase in use of other modes of transportation;

      o     governmental or other regulations; and

      o     prevailing level of charter rates.

      If the market values of Lower Lakes' owned vessels decrease, Lower Lakes may breach some of the covenants contained in its new credit facility. If Lower Lakes does breach such covenants and Lower Lakes is unable to remedy the relevant breach, its lenders could accelerate its debt and foreclose on the collateral, including Lower Lakes' vessels. Any loss of vessels would significantly decrease the ability of Rand to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, Rand would incur a loss that would reduce earnings.

A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.

      The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes' owned fleet is currently enrolled with the American Bureau of Shipping.

      A vessel must undergo Annual Surveys, Intermediate Surveys, and Special Surveys by its classification society, as well as periodic inspections by shipping regulators. As regards classification surveys, in lieu of a Special Survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Lower Lakes' vessels are on Special Survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every four to five years for inspection of the underwater parts of such vessel.

      Due to the age of several of the vessels, the repairs and remediations required in connection with such classification society surveys and other inspections may be extensive and require significant expenditures. Additionally, until such time as certain repairs and remediations required in connection with such surveys and inspections are completed (or if any vessel fails such a survey or inspection), the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on Rand's revenues, results of operations and liquidity, and any such impact may be material.

Lower Lakes' business would be adversely affected if Lower Lakes failed to comply with U.S. maritime laws or the Coasting Trade Act (Canada) provisions on coastwise trade, or if those provisions were modified or repealed.

      Rand is subject to the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, and other U.S. laws and the Coasting Trade Act (Canada) that restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, in addition, the vessels must have been built in the United States, be at least 75% owned and operated by U.S. citizens and manned by U.S. crews. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to its U.S. flagged vessels, Rand will be responsible for monitoring the ownership of its capital stock to ensure compliance with U.S. maritime laws. If Rand does not comply with these restrictions, Rand will be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances Rand will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for its vessels, and fines or forfeiture of the vessels.

      Over the past decade, interest groups have lobbied Congress to modify or repeal U.S. maritime laws so as to facilitate foreign flag competition. Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than vessels in the U.S. markets, which would likely result in reduced charter rates. Rand believes that continued efforts will be made to modify or repeal these laws. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition.

We may be unable to maintain or replace our vessels as they age.

      As of March 31, 2008, the average age of the vessels operated by Lower Lakes was approximately 50 years. The expense of maintaining, repairing and upgrading Lower Lakes' vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any its vessels, our financial performance would be adversely affected.

Lower Lakes is subject to environmental laws that could require significant expenditures both to maintain compliance with such laws and to pay for any uninsured environmental liabilities resulting from a spill or other environmental disaster.

      The shipping business and vessel operation are materially affected by government regulation in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, Rand cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of Lower Lakes' vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit Rand's ability to do business or increase the cost of its doing business, which may materially adversely affect its operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect Rand's results of operations.

      Canada has adopted a regime of strict liability for oil pollution damage coming out of ships (Part 6 of the Marine Liability Act). In case of non-tanker vessels, such as Lower Lakes' vessels, a vessel's registered owner is strictly liable for pollution damage caused on the Canadian territory, in Canadian territorial waters or in Canada's exclusive economic zone by oil of any kind or in any form including petroleum, fuel oil, sludge, oil refuse and oil mixed with wastes, subject to certain defenses. The liability of the shipowner is, however, limited in accordance with the provisions of the Convention on Limitation of Liability for Maritime Claims, 1976, as amended by the Protocol of 1996. Pursuant to this Convention, the shipowner can limit its liability to (i) 1 million Special Drawing Right, or SDR, as defined by the International Monetary Fund for the first 2,000 tons of tonnage, (ii) 400 SDR for each additional ton up to 30,000 tons of tonnage, (iii) 300 SDR for each additional ton up to 70,000 tons of tonnage and (iv) 200 SDR for each additional ton of tonnage. In addition to the Marine Liability Act, Lower Lakes' vessels are also subject to other Canadian laws and regulations that contain significant fine and penalty provisions relating to the marine environment, pollution and discharges of hazardous substances, including the Migratory Birds Convention Act, the Canadian Environmental Protection Act, 1999, and the Fisheries Act.

      The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in United States waters, which includes the Great Lakes and their connecting and tributary waterways. Under OPA, vessel owners, operators and bareboat charterers are "responsible parties" and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from vessel discharges of oil of any kind or in any form.

      Lower Lakes currently maintains pollution liability coverage insurance. However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on Rand's cash flow, profitability and financial position.

Lower Lakes is subject to vessel security regulations and will incur costs to comply with recently adopted regulations and may be subject to costs to comply with similar regulations which may be adopted in the future in response to terrorism.

      Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect in July 2004, and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created ISPS Code. Among the various requirements are:

      o on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

      o     the development of vessel security plans; and

      o     compliance with flag state security certification requirements.

      The U.S. Coast Guard regulations are intended to be aligned with these international maritime security standards. Although Rand does not believe these additional requirements will have a material financial impact on Lower Lakes' operations, Rand cannot assure you that there will be no interruption in operations to bring vessels into compliance with the applicable requirements and any such interruption could cause a decrease in revenues.

The operation of Lower Lakes' vessels is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Rand's operating results.

      Rand's operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes' vessels. Fuel prices have increased substantially since 2004. Although price escalation clauses form part of substantially all of Lower Lakes' contracts of affreightment, which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand's operating results will be adversely affected.

Governments could requisition Lower Lakes' vessels during a period of war or emergency, resulting in loss of revenues and earnings from such requisitioned vessels.

      The United States or Canada could requisition title or seize Lower Lakes' vessels during a war or national emergency. Requisition of title occurs when a government takes a vessel and becomes the owner. A government could also requisition Lower Lakes vessels for hire, which would result in the government's taking control of a vessel and effectively becoming the charterer at a dictated charter rate. Requisition of one or more of Lower Lakes' vessels would have a substantial negative effect on Rand, as Rand would potentially lose all or substantially all revenues and earnings from the requisitioned vessels and permanently lose the vessels. Such losses might be partially offset if the requisitioning government compensated Rand for the requisition.

The operation of Great Lakes-going vessels entails the possibility of marine disasters including damage or destruction of the vessel due to accident, the loss of a vessel due to piracy or terrorism, damage or destruction of cargo and similar events that may cause a loss of revenue from affected vessels and damage Lower Lakes' business reputation, which may in turn, lead to loss of business.

      The operation of Great Lakes-going vessels entails certain inherent risks that may adversely affect Lower Lakes' business and reputation, including:

      o damage or destruction of vessel due to marine disaster such as a collision;

      o     the loss of a vessel due to piracy and terrorism;

      o cargo and property losses or damage as a result of the foregoing or less drastic causes such as human error, mechanical failure and bad weather;

      o     environmental accidents as a result of the foregoing; and

      o business interruptions and delivery delays caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions.

      Any of these circumstances or events could substantially increase Lower Lakes' costs, as for example, the costs of replacing a vessel or cleaning up a spill, or lower its revenues by taking vessels out of operation permanently or for periods of time. The involvement of Lower Lakes' vessels in a disaster or delays in delivery or damages or loss of cargo may harm its reputation as a safe and reliable vessel operator and cause it to lose business.

      If Lower Lakes' vessels suffer damage, they may need to be repaired at Lower Lakes' cost at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. Lower Lakes may have to pay drydocking costs that insurance does not cover. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, could decrease its revenues and earnings substantially, particularly if a number of vessels are damaged or drydocked at the same time.

Maritime claimants could arrest Lower Lakes' vessels, which could interrupt its cash flow.

      Crew members, suppliers of goods and services to a vessel, shippers of cargo, and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages against such vessel. In many jurisdictions, a maritime lienholder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of Lower Lakes' vessels could interrupt its cash flow and require it to pay large sums of funds to have the arrest lifted.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      We maintain our executive offices at 461 Fifth Avenue, 25th Floor, New York, New York 10017 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer. We currently lease the following properties:

      o Lower Lakes Towing leases approximately 4,500 square feet of warehouse space at 207 Greenock Street, Port Dover, Ontario under a lease that expires October 2012.

      o Lower Lakes Towing leases approximately 3,075 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires March 2013.

      o Grand River leases approximately 1,000 square feet of space at 515 Moore Road, Suite 2, Avon Lake, Ohio under a lease that expires July 31, 2008.

      o Grand River leases approximately 300 square feet at 3301 Veterans Drive. Suite 210, Traverse City, Michigan under a lease that expires September 30, 2008.

      o Rand Finance leases approximately 175 square feet at 17 Wilson Road, Chelmsford, Massachusetts under a lease that expires on April 30, 2009.

We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

      The nature of our business exposes us to the potential for legal proceedings related to labor and employment, personal injury, property damage, and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                                 Common Stock                      Warrants                         Units
                                 ------------                      --------                         -----
Quarter Ended                High            Low             High            Low             High          Low
-------------                ----            ---             ----            ---             ----          ---
June 30, 2006               $6.25           $5.40           $1.27           $0.70          $ 8.70        $ 7.40
September 30, 2006          $5.88           $5.30           $1.01           $0.70          $ 8.00        $ 6.90
December 31, 2006           $7.10           $5.40           $2.18           $0.76          $11.75        $ 7.00
March 31, 2007*             $7.20           $6.60           $2.30           $1.50          $11.47        $10.05
June 30, 2007               $7.35           $5.00           $2.76           $1.70          $11.90        $11.65
September 30, 2007          $6.50           $5.17           $2.13           $1.05          $**           $**
December 31, 2007           $6.50           $5.11           $2.48           $1.45          $11.50        $ 6.00
March 31, 2008              $6.45           $4.90           $1.89           $0.30          $10.50        $ 5.00

      *Effective March 7, 2007, the Company's units, common stock and warrants ceased trading on the OTC Bulletin Board and began trading on the NASDAQ Capital Market.

      **No trades of the Company's Units were made during the quarter ended September 30, 2007.

Holders

      As of June 24, 2008, there was one holder of record of our units, 33 holders of record of our common stock and two holders of record of our warrants.

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

Item 6. Selected Financial Data

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Introduction

      All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share and per share amounts.

Cautionary Note Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

Overview

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

      Rand's shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels, including one vessel is operated under a contract of affreightment. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Results of Operations

      Year ended March 31, 2008.

      The fiscal year ended March 31, 2008 was highlighted by several significant events:

(1) The three WMS vessels did not sail from May through August of 2007 due to a strike by its licensed officers. After WMS negotiated a contract extension with its unlicensed officers and hired new licensed officers, the three WMS vessels sailed over the last few months of the season with reduced overall productivity due to new licensed officers operating the vessels.

(2) As a result of the strike on the WMS vessels, we were required to voyage charter some of our customer deliveries to other third party carriers, for which we receive very small margins. In addition, the strike caused inefficiencies in delivery routes and cargo carried by our Core Vessels which negatively impacted our revenues and margins.

(3) We acquired two bulk carriers on August 27, 2007 which provided just over four months of revenue for the company but required a full season of winter work expense.

(4) We exercised our option to buy the three WMS vessels at the end of the sailing season, which we believe will result in substantially increased cash flow in future years. We transferred one of these vessels to our Canadian subsidiary and the other two vessels will be operated by our U.S. subsidiary.

(5) We retired and scrapped our oldest and smallest vessel at the end of the season, which will result in a modest reduction of earnings in future years.

(6) Increases in our fuel costs through the year were passed on to customers through fuel surcharges which reduced our margin percentages, but not our margin dollars.

(7) We experienced increased general and administrative costs stemming from consulting, outsourcing, and staffing upgrades to our management infrastructure and controls, particularly in the finance and IT functions. The strengthening Canadian dollar and acquisition integration also increased general and administrative expenses.

Year ended March 31, 2008 compared to year ended March 31, 2007.

       The following table summarizes our Results of Operations in 2008 and 2007

    Reconciliation of GAAP to
        Non-GAAP Measures
           ($ in 000's)

                                                Year ended March 31, 2008                       Year ended March 31, 2007
                                         Rand                                            Rand
                                       Logistics       Impact of                       Logistics       Impact of
                                          Inc.          FIN-46R*      Consolidated        Inc.          FIN-46R*      Consolidated
                                      ============================================================================================
  Revenue                                   94,769              --          94,769          79,186              --          79,186

Expenses

  Outside voyage charter fees                9,436               0           9,436           4,935               0           4,935
  Charter Hire                              11,757         (11,757)              0          10,546         (10,546)              0
  Vessel operating expenses                 60,973           8,144          69,117          49,907           7,567          57,474
  Repairs and maintenance                    3,834              10           3,844           2,575             807           3,382
==================================================================================    ============================================
                                            86,000          (3,603)         82,397          67,963          (2,172)         65,791
==================================================================================    ============================================
Income before general and                    8,769           3,603          12,372          11,223           2,172          13,395
administrative, depreciation,
amortization of drydock costs and
intangibles, other income and
expenses and income taxes
("Vessel Margin")
==================================================================================    ============================================

  General and administrative                 9,968             710          10,678           7,628             441           8,069
----------------------------------------------------------------------------------------------------------------------------------

EBITDA (Vessel Margin less
General and Administrative)                 (1,199)          2,893           1,694           3,595           1,731           5,326

  Depreciation and amortization
of drydock costs, intangibles and
charter hire                                 9,101           1,052          10,153           6,456             651           7,107
  Gain on sale of vessels by
variable interest entity                         0            (667)           (667)              0               0               0
  Loss on retirement of owned
vessel                                       1,735               0           1,735               0               0               0
  Loss (gain) on foreign exchange             (163)              0            (163)            128               0             128
==================================================================================    ============================================
==================================================================================    ============================================
Income (loss) before other income
and expenses and income taxes              (11,872)          2,508          (9,364)         (2,989)          1,080          (1,909)
==================================================================================    ============================================

*For a discussion of FIN 46-R, see Note 2 to our Financial Statements.

      Revenues for the year ended March 31, 2008 were $94.8 million, an increase of 19.7% from $79.2 million during the year ended March 31, 2007. This increase was primarily attributable to the acquisition of the Voyageur vessels and increased revenues from our Core Vessels. In addition, revenues from the WMS vessels declined from the prior year due to WMS' officers' strike, but were offset by increased revenues from voyage chartered vessels.

      In 2008, Sailing Days, defined as "vessels crewed and available for sailing," increased 169 days to 2,883 days, including 285 days from the acquired Voyageur vessels from 2,714 days in the year ended March 31, 2007. Excluding the acquired Voyageur vessels, Sailing Days dropped 116 days from 2007, which included 56 days lost from the strike-impacted WMS vessels, and 60 days lost from the Core Vessels due to certain vessel incidents and sailing-season repairs. Management believes that each of our vessels should achieve approximately 275 sailing days per year in an average Great Lakes season, assuming average winter weather and ice, as average winterwork, capital expenditures and dry-docking cycle times performed during the winter lay-up period.

      Vessel Margins, which is revenue reduced for voyage charters, charter hire, vessel operating expenses, and repairs and maintenance, decreased $1.0 million to $12.4 million in the year ended March 31, 2008 from $13.4 million in the year ended March 31, 2007 . Vessel Margins, excluding the consolidated VIE, decreased $2.4 million, or 21.4%, from $11.2 million in the year ended March 31, 2007 to $8.8 million in the year ended March 31, 2008. The decrease was attributable to the $4.7 million increase in the loss from the strike-impacted

WMS vessels offset by increased Vessel Margins from our other vessels. The newly acquired Voyageur vessels generated approximately $340 of Vessel Margins from approximately four months of operations, but were offset by a full season of winterwork expense. Vessel Margins on our Core Vessels increased approximately $2.0 million, or 18%, to $13.8 million in the year ended March 31, 2008 from $11.8 million in the year ended March 31, 2007. Vessel Margins for the consolidated VIE increased $1.4 million to $3.6 million, which reflected a full season of operating under the time charter contract. Management believes that Vessel Margins are an important measure of the cashflow generated by individual vessels to evaluate performance and to make investment decisions.

      Repairs and maintenance expenses, which consist of expensed winterwork, are a component of vessel operating cost and increased $462 to $3,844 in the year ended March 31, 2008 compared to $3,382 in the year ended March 31, 2007. The increase was primarily due to the acquisition of the two Voyageur vessels.

      General and administrative expenses increased $2.6 million to $10.7 million in the year ended March 31, 2008 from $8.1 million in the year ended March 31, 2007. The increase included $1.3 million of higher cash expenses, $0.6 million related to the increase in the Canadian dollar, $392 due to higher non-cash equity compensation and $269 due to higher general and administrative cost in the VIE. Most of the higher cash expenses were related to upgrading our finance and IT infrastructure, as well as expensed legal costs related to the Voyageur vessel acquisition.

      General and Administrative expense represented 11.3% of revenues in the year ended March 31, 2008, an increase from 10.2% of revenues in the year ended March 31, 2007. Excluding the VIE, general and administrative expenses were 10.5% of revenues in the year ended March 31, 2008, compared to 9.6% in the year ended March 31, 2007.

      Depreciation expense rose $1.3 million to $6.4 million in the year ended March 31, 2008 due to a stronger Canadian dollar, the acquisition of the two Voyageur vessels, certain capital expenditures and the full year effect of depreciation of the WMS vessels at the VIE.

      Amortization of dry-dock costs increased $1.1 million to $1.5 million in the year ended March 31, 2008, due to the amortization in the year ended March 31, 2008 of those dry-dockings completed for the winter 2007 season. Dry-docking costs prior to March 3, 2006 were considered in the fair value valuation of the vessels on the date of our acquisition of Lower Lakes. Amortization of intangibles increased $0.5 million to $1.9 million in the year ended March 31, 2008, due to the acquisition of the Voyageur vessels and the conversion of values amortized in Canadian dollars.

      In the year ended March 31, 2008, we incurred a loss of $1.7 million with the net book value write-off of our oldest vessel, which was retired at the end the fiscal 2008 sailing season. The VIE recorded a gain of $0.7 million on the sale of the WMS vessels to Rand in February 2008, which is consolidated under FIN-46R.

      As a result of the items listed above in the year ended March 31, 2008, the Loss Before Other Income and Expenses and Income Taxes increased $7.5 million to a loss of $9.4 million as compared to a loss of $1.9 million for the year ended March 31, 2007.

      Interest expense increased $1.1 million to $4.9 million in the year ended March 31, 2008 from $38 million in the year ended March 31, 2007 as a result of the increase in term loans arising from financing the acquisitions of the Voyager and WMS vessels, as well as the full year effect of loans to the VIE. We wrote off $0.8 million in of deferred financing costs in fiscal 2008 as a result of entering into a new Amended and Restated Credit Agreement with our lender.

      We recorded a loss on interest rate swap contracts of $1.3 million in fiscal 2008 as a result of writing such swap contracts down to fair value as of March 31, 2008. Such swap contracts were entered in connection with the new term loans in our Amended and Restated Credit Agreement.

      The VIE was deconsolidated from Rand's financial statements effective February 13, 2008 after the acquisition of the WMS vessels, which resulted in a $302 loss.

      The Loss before Income Taxes and Minority Interest was $16.4 million in the year ended March 31, 2008 compared to a loss of $5.5 million in the year ended March 31, 2007.

      Our recovery from income tax represented a negative provision (income) of $5.0 million in the year ended March 31, 2008 and $2.2 million in the year ended March 31, 2007.

      Our Net Loss increased $8.1 million to $11.2 million in the year ended March 31, 2008 from a loss of $3.1 million in the year ended March 31, 2007.

      We accrued $1.3 million for cash dividends on our preferred stock in the year ended March 31, 2008 compared to $1.2 million in the year ended March 31, 2007. The VIE paid a cash dividend on its common stock of $250 in the year ended March 31, 2007. We also recorded $2.0 million of Stock Warrant Inducement Discount in connection with the $0.50 per warrant discount on the 3,964,965 warrants which were exercised during the 2008 fiscal year.

      As a result of the items above, Rand's Net Loss Applicable to Common Shareholders increased $10 million to $14.5 million in the year ended March 31, 2008 from $4.5 million in the year ended March 31, 2007.

Impact of Inflation and Changing Prices

      For the fiscal year ended March 31, 2008 and March 31, 2007, the annual inflation rates in Canada were 1.3% and 2.3%, respectively, based on the "Core CPI" rate calculated by the Bank of Canada. During the same two years, the U.S. key inflation rates were 4.0% and 2.8%, respectively, based on the "CPI-U" rate calculated by the U.S. Department of Labor. During these periods, Rand sought and achieved revenue increases from renewing customer contracts, which were typically 3 to 5 years in length. Lower Lakes estimates that price increases averaged at least 2.5% to 3% per year during these two periods as a result of inflation. During the past two years, the impact of inflation on income from continuing operations is estimated by Lower Lakes to be between 2.5% to 3% per year, as both revenues and costs increased proportionately due to inflation during such period.

Liquidity and Capital Resources

      Rand's primary sources of liquidity are provided by operations, our Credit Facility, the exercise of our outstanding warrants and the issuance of common stock. Principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations, and principal payments on our Amended and Restated Credit Facility. Information on Rand's consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, financing and investing activities) which is included in Rand's audited consolidated financial statements for the years ended March 31, 2007 and March 31, 2008. We believe cash generated from our operations and availability of borrowing under our Amended and Restated Credit Facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

      Investments in Capital Expenditures and Dry-Dockings

      Rand expended $34.9 million in capital expenditures in fiscal 2008, including $20.6 million related to the WMS acquisition and $14.3 million in vessel upgrades. These fiscal 2008 vessel projects included repowering and upgrading the Saginaw vessel in our Canadian fleet, upgrades associated with reflagging a former WMS vessel in Canada, and investments in communications and IT infrastructure and software. Total vessel capital expenditures related to the winter 2008 season are estimated at approximately $20.5 million, including $6.2 million estimated to be incurred in the first quarter of fiscal 2009. Rand invested $4.4 million in dry-docking expenses in fiscal 2008. Total vessel dry-docking expenditures for fiscal 2008 and the first quarter of fiscal 2009 are estimated to be $5.1 million. These expenses include substantial one-time steel work on one of the acquired Voyageur vessels which was exposed to salt water and $0.7 million of winter 2007 carryover costs incurred in the first quarter of fiscal 2008.

      Rand invested $4.4 million in dry-docking expenses in fiscal 2008. Total vessel dry-docking expenditures for winter 2008 are estimated to be $5.1 million. These expenses include substantial one-time steel work on one of the acquired Voyageur vessels which was exposed to salt water and $0.7 million of winter 2007 carryover costs incurred in the first quarter of fiscal 2008.

      Warrant Exercises

      To further ensure adequate liquidity, on April 30, 2007, the Company entered into a Warrant Exercise Agreement with Knott Partners, LP; Knott Partners Offshore Master Fund, LP; CommonFund Hedged Equity Company; Shoshone Partners, LP; Finderne, LLC; Good Steward Trading Company SPC; and Leonard & Margaret Frierman (the "Knott Entities"), pursuant to which the Knott Entities agreed to exercise 1,504,000 of the Company's publicly traded warrants and the Company agreed to accept $4.50, rather than the $5.00 exercise price provided in the warrant, as the exercise price for each such warrant. On the same date, the Company received $6.8 million of proceeds from the exercise of the subject warrants and the Company authorized the issuance of the 1,504,000 shares of its common stock issuable upon exercise of such warrants.

      Following the Agreement with the Knott Entities, on May 4, 2007, the Company announced a program by which the exercise price of its outstanding, publicly traded warrants was reduced to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants). The reduced exercise price under the program was in effect through July 13, 2007, as of which date 2,460,965 warrants were exercised under the program, generating cash of $11.0 million for the Company. None of the 1,571,349 warrants owned by our officers and directors were exercised under the program. Following expiration of the reduced exercise price period under the program, the original exercised price of $5.00 was reinstituted for all remaining unexercised warrants. As of June 26, 2008, 5,231,215 warrants remain outstanding.

      Credit Facility

      On February 13, 2008, Lower Lakes Towing Ltd, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Rand, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amends and restates the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructures the tranches of loans provided for under the 2006 Credit Agreement and advances certain new loans, (iii) finances, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13.5 million with a seasonal overadvance facility of US $8.0 million (US $10.0 million for calendar year 2008 only) and a swing line facility of CDN $4.0 million subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13.0 million with a seasonal over advance facility of US $8.0 million (US $10.0 million for calendar year 2008 only) and a swing line facility of US $4.0 million, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing may borrow CDN $41.7 million, (iv) a US dollar denominated term loan facility under which Grand River may borrow US $22.0 million and (v) a Canadian dollar denominated "Engine" term loan facility under which Lower Lakes Towing may borrow CDN $8.0 million.

      Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $0.695 million commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on April 1, 2013. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2013 and
(iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on April 1, 2013. The outstanding principal amount of the Canadian "Engine" term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $133 commencing Quarterly September 1, 2008 and ending March 1, 2013, and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility's maturity on April 1, 2013.

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

      Obligations under the Amended and Restated Credit Agreement are secured by
(i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers; and (iii) a pledge by the Registrant of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guarantied by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

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

      Seasonality

      Lower Lakes is subject to a cyclical industry, primarily due to the typical cold weather patterns on the Great Lakes from December through March which cause lock closures, waterway ice, and customer facility closings, which typically shut down shipping for a period of up to 90 days commencing from late December to mid-January, and continuing until late March to early April. Lower Lakes also experiences a cyclical pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in the vessels. This places additional adverse pressures on Lower Lakes' liquidity and capital resources. Such winterwork, capital expenditure, and dry-docking costs are incurred during a period when customer collections have ended from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 45 to 60 days prior to the receipt of significant customer collections. To counter these negative working capital cycles, Lower Lakes' Amended and Restated Credit Facility includes a revolver feature with a seasonal overadvance facility which provides working capital from the March through June period, after which customer collections typically exceed cash disbursements.

      Foreign Exchange Rate Risk

      Rand has foreign currency exposure related to the currency related remeasurements of its various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. Dollar and the Canadian dollar. At March 31, 2008, Rand's liability for financial instruments with exposure to foreign currency risk was approximately CDN $49.7 million of Term Loans in Canada, compared to a liability of CDN $19.5 million in Term Loans and CDN $2.5 million of Revolver borrowings in Canada at March 31, 2007. Although Rand has tried to match its indebtedness by country with its cashflows, the sudden change in exchange rates can increase the indebtedness converted to US dollars before the operating cashflows can make up for such a currency conversion change.

      From a cash flow perspective, Rand's operations are insulated against changes in currency rates as operations in Canada and the United States have revenues and expenditures denominated in local currencies and the operations are cash flow positive. However, as stated above, the majority of the Rand's financial liabilities are denominated in Canadian dollars which exposes the Company to currency risks related to principal payments and interest payments on such financial liability instruments.

      Interest Rate Risk

      Rand is subject to market risk from exposure to changes in interest rates associated with its revolver debt. Lower Lakes' Amended and Restated Credit Agreement carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and US Prime Rates and Libor Rates on US borrowings.

      Rand has entered into two interest rate swap contracts for all of its term loans for the full term of such term loans based on three month BA rates for the Canadian term Loans and three month US Libor rates for the US Term Loans. The rates on these instruments, prior to the addition of the Lender's margin, are 4.09% on the Canadian Term Loans, and 3.65% on the US Term Loans. Rand will be exposed to risk under these contracts if they are required to be amended or terminated earlier than contracted.

      Off-Balance Sheet Arrangements

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the March 31, 2008 financial statements for a discussion of outstanding options and warrants.

      On August 27, 2007, in connection with the COA and Option Agreement, Lower Lakes entered into a Guarantee with GE Canada (the "Guarantee"), pursuant to which Lower Lakes agreed to guarantee up to CDN $1.25 million (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

      In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the Guarantee, through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee through a CDN $0.6 million letter of credit provided to Lower Lakes.

      Voyageur has been determined to be a variable interest entity of the Company under U.S. GAAP. Rand has determined that it is not a "Primary Beneficiary" of Voyageur's remaining business and therefore Rand is not required to consolidate Voyageur's financial statements.

      Critical Accounting Policies

      Rand's significant accounting policies are presented in Note 2 to its fiscal 2008 audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this proxy statement. While all accounting policies affect the financial statements, certain policies may be viewed as critical.

      Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require management's most subjective or complex judgments and estimates.

      Revenue recognition

      The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis. Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination, when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured. Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are insignificant and amount to less than 1% of total revenues for the periods presented. The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. In addition, revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (EITF 99-19), "Reporting Revenue Gross as a Principal versus Net as an Agent." Costs for subcontracted freight providers, presented as "Outside voyage charter fees" on the statement of operations are recognized ratably over the voyage.

      Intangible assets and goodwill

      The Company adopted Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations"("SFAS 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value. Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. These costs were amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

        Trademarks and trade names              10 years straight-line

        Non-competition agreements              4 years straight-line

        Customer relationships and contracts    15 years straight-line

        Chartering agreement costs              Term of Chartering agreement

      Property and equipment

      Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

        Vessels                                 4 - 25 years straight-line

        Leasehold improvements                  7 - 11 years straight-line

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

      Repairs and maintenance

      The Company's vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season. The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive. The Company expenses such routine repairs and maintenance costs. Significant repairs to the Company's vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel, or leasehold improvements to a vessel leased under time charter agreement.

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

      Income taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Rand believes that such tax benefits will be realized.

      Accounting for uncertainty in income taxes

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48") effective April 1, 2007. The adoption of FIN 48 on April 1, 2008 did not result in a cumulative effect adjustment to accumulated deficit. At April 1, 2007, the Company had no unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods. Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company will continue to classify income tax penalties as part of selling, general and administrative expense in its Consolidated Statements of Operations. To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation years.

      Stock-based compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date. Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after April 1, 2007. Compensation expense for the unvested portion of the awards that was outstanding on April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

      Variable interest entities

      The Company uses FASB Interpretation ("FIN") 46R, which requires the Company to consolidate certain entities on the basis other than through ownership of a voting interest of the entity . Two VIE's have been identified and WMS had been consolidated in accordance with FIN 46R through the deconsolidation date of February 13, 2008. Though the Voyageur group of companies is a variable interest entity for Rand, it does not meet criteria for consolidation and hence is not consolidated.

      On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. The March 31, 2008, statement of operations includes the results of WMS through February 13, 2008, at which point WMS was deconsolidated from the Company's balance sheet.

      Recently Issued Pronouncements

      Fair value measurement

      In September 2006, the FASB issued FASB Statement 157, "Fair Value Measurements", for fiscal years beginning after November 15, 2007. The Company will be required to adopt this standard for the fiscal year ending March 31, 2009 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

      Non-controlling interests in consolidated financial statements

      On December 4, 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 151. SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2009 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

      Business Combinations

      On December 4, 2007, the FASB also issued SFAS No. 141(R), "Business Combinations". This statement also applies to fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2009. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

      Derivative Instruments and Hedging Activities

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). FAS 161 amends SFAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for the Company as of the beginning of Fiscal 2010, including interim periods thereafter. The implementation of SFAS 161 is not expected to have a material impact on the Company's consolidated financial statements.

      The Hierarchy of Generally Accepted Accounting Principles

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of the adopting the SFAS 162, on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data of Rand Logistics, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

      None.

Item 9A(T). Controls and Procedures

      As of March 31, 2008 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

      Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2008 based on the criteria set forth in a report entitled Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

      This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

      No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

      On June 24, 2008, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company and the other Credit Parties thereto entered into a First Amendment (the "Amendment") to the Amended and Restated Credit Agreement, dated as of February 13, 2008, with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the borrowers amended the definition of "Fixed Charge Coverage Ratio", modified the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein). A copy of the Amendment is attached hereto as
Exhibit 10.36 and is incorporated by reference herein.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance of the
Registrant

      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table provides certain information, as of June 25, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

                                                                                                                Number of Securities
                                                                 Number of Securities to   Weighted-Average     Remaining Available
                                                                 be Issued Upon Exercise  Exercise Price of     for Future Issuance
                                                                 of Outstanding Options,  Outstanding Options,  Under Equity
Plan Category                                                    Warrants and Rights      Warrants and Rights   Compensation Plan
-------------                                                    -----------------------  --------------------  --------------------
Equity compensation plans approved by security holders...........         243,199                 $5.81              2,243,892
Equity compensation plans not approved by security holders.......              --                    --                     --
Total............................................................         243,199                 $5.81              2,243,892

Item 13. Certain Relationships and Related Transactions, and Director
Independence

      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   1.    The financial statements listed in the "Index to Consolidated
            Financial Statements" at page F-1 are filed as a part of this Annual
            Report on Form 10-K.

      2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3.    Exhibits included or incorporated herein:

            See Exhibit Index.

                                  EXHIBIT INDEX

Exhibit
   No.                             Description
-------                            -----------
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

2.2         Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)

2.3         Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)

2.4         Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)

3.1 Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (7)

3.1.1 Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (9)

3.2.1       Second Amended and Restated By-laws. (17)

4.1         Specimen Unit Certificate. (5)

4.2         Specimen Common Stock Certificate. (5)

4.3         Specimen Warrant Certificate. (5)

4.4         Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (5)

4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.1        Registration Rights Agreement among the Registrant and the Founders.
            (5)

10.2 Form of Warrant Purchase Agreements among each of Laurence S. Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc. (5)

10.3 Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)

10.4 Employment Agreement, dated March 3, 2006, between Scott Bravener and Lower Lakes Towing Ltd. (6)

10.5 Employment Agreement, dated March 3, 2006, between James Siddall and Lower Lakes Towing Ltd. (6)

10.6        Management Bonus Plan, dated March 3, 2006. (6)

10.7 Stock Purchase Agreement, dated July 20, 2006, by and among Rand Logistics, Inc. and Islandia L.P., Knott Partners L.P., Matterhorn Offshore Fund Ltd., CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, Mulsanne LP, The Hummingbird Value Fund LP, The Hummingbird Microcap Value Fund LP, Terrier Partners L.P., Performance Partners, LP, Performance Partners, Ltd., WTC-CIF Micro Cap Equity Portfolio, WTC-CTF Micro Cap Equity Portfolio, WTC-CIF Global Infrastructure Portfolio, Ratheon Master Pension Trust, Clariden-LUX Infrastructure Fund, Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd. (7)

10.8 Time Charter Agreement, dated as of August 1, 2006, between Lower Lakes Transportation Company and Wisconsin & Michigan Steamship Company. (7)

10.9 Guaranty, dated as of August 1, 2006, by Rand Logistics, Inc. in favor of Wisconsin & Michigan Steamship Company. (7)

10.10 Time Charter Guaranty, dated as of August 1, 2006, by Rand LL Holdings Corp. in favor of Wisconsin & Michigan Steamship Company.
            (7)

10.11 Senior Subordinated Note Purchase Agreement, dated August 1, 2006, by and among Wisconsin & Michigan Steamship Company, Rand Finance Corp. and Oglebay Norton Marine Services Company, LLC.(7)

10.12 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (9)

10.13 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Edward Levy. (9)

10.14 Award Agreement, dated October 11, 2006, between Rand Logistics, Inc. and Laurence S. Levy. (9)

10.15 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Scott F. Bravener. (9)

10.16 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (9)

10.17 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and James W. Siddall. (9)

10.18 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jeffrey P. Botham. (9)

10.19 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Isaac Kier. (9)

10.20 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and Jonathan Brodie. (9)

10.21 Award Agreement, dated October 18, 2006, between Rand Logistics, Inc. and H. Cabot Lodge III. (9)

10.22 Restricted Share Award Agreement, dated January 17, 2007 between Rand Logistics, Inc. and Laurence S. Levy. (10)

10.23 Restricted Share Award Agreement, dated January 17, 2007 between Rand Logistics, Inc. and Edward Levy. (10)

10.24 Vessel Sale Agreement, dated as of March 23, 2007, between Grand River Navigation Company, Inc. and Lake Service Shipping Co. (11)

10.25 Warrant Exercise Agreement, dated April 30, 2007, among Rand Logistics, Inc. and Knott Partners, LP, Knott Partners Offshore Master Fund, LP, CommonFund Hedged Equity Company, Shoshone Partners, LP, Finderne, LLC, Good Steward Trading Company SPC, and Leonard & Margaret Frierman. (12)

10.26 First Amendment Agreement to Time Charter Guaranty, dated as of June 27, 2007, between Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company. (14)

10.27 Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (17)

10.28 Crew Manning Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Voyageur Marine Transport Ltd. (14)

10.29 Contract of Affreightment, dated August 27, 2007, between Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc. and Lower Lakes Towing Ltd. (14)

10.30 Option Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Voyageur Maritime Trading Inc. (14)

10.31 Memorandum of Agreement, dated August 27, 2007, between Voyageur Marine Transport Ltd., Voyageur Pioneer Marine Inc. and Lower Lakes Towing Ltd. (14)

10.32 Guarantee, dated August 27, 2007, between Lower Lakes Towing Ltd. And GE Canada Finance Holding Company. (14)

10.33 Letter of Credit Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Heddle Marine Service Inc. (14)

10.34 Vessel Purchase Agreement, dated as of February 13, 2008 among Wisconsin & Michigan Steamship Company and Grand River Navigation Company, Inc and Rand LL Holdings Corp. (16)

10.35 Amended and Restated Credit Agreement, dated as of February 13, 2008, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other credit parties signatory thereto, General Electric Capital Corporation, as Agent, National City Bank, as a Lender and as Co-Syndication Agent and the other Lenders signatory thereto from time to time. (16)

10.36 First Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2008, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (18)

21          Subsidiaries of Rand. (18)

23 Consent of Grant Thornton LLP, independent registered chartered accounting firm. (18)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

----------
(1) Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.

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

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2006.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2007.

(17) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on September 11, 2007, filed with the Securities and Exchange Commission on July 30, 2007.

(18)  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           RAND LOGISTICS, INC.

                           By: /s/ Laurence S. Levy
                               -------------------------------------------------
                               Laurence S. Levy
                               Chairman of the Board and Chief Executive Officer

Date: June 26, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

                    Signature                                                Title                             Date
                    ---------                                                -----                             ----

               /s/ Laurence S. Levy                                Chairman of the Board and              June 26, 2008
--------------------------------------------------                  Chief Executive Officer
                Laurence S. Levy                                 (Principal Executive Officer)


                  /s/ Edward Levy                                          President                      June 26, 2008
--------------------------------------------------
                   Edward Levy


            /s/ Joseph W. McHugh, Jr.                                    Vice President                   June 26, 2008
--------------------------------------------------                and Chief Financial Officer
              Joseph W. McHugh, Jr.                       (Principal Financial and Accounting Officer)


                 /s/ Isaac Kier                                             Director                      June 26, 2008
--------------------------------------------------
                   Isaac Kier


                /s/ Scott Bravener                                          Director                      June 26, 2008
--------------------------------------------------
                 Scott Bravener


             /s/ H. Cabot Lodge, III                                        Director                      June 26, 2008
--------------------------------------------------
               H. Cabot Lodge, III


               /s/ Jonathan Brodie                                          Director                      June 26, 2008
--------------------------------------------------
                 Jonathan Brodie


              /s/ Michael D. Lundin                                         Director                      June 26, 2008
--------------------------------------------------
                Michael D. Lundin

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the years ended March 31, 2008 and March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2008 and March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2008 and March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Hamilton, Canada
June 23, 2008

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                                       March 31,     March 31,
                                                                         2008          2007
ASSETS
                                                                       -----------------------
CURRENT
        Cash and cash equivalents                                      $   5,626     $   7,207
        Accounts receivable (Note 5)                                       3,468         2,702
        Prepaid expenses and other current assets (Note 6)                 3,122         3,122
        Income taxes receivable                                              193           263
        Deferred income taxes (Note 7)                                     1,355         1,219
----------------------------------------------------------------------------------------------
Total current assets                                                      13,764        14,513
BLOCKED ACCOUNT (Note 4)                                                      --         2,700
PROPERTY AND EQUIPMENT, NET (Note 8)                                      96,349        66,859
DEFERRED INCOME TAXES (Note 7)                                            20,318        13,574
DEFERRED DRYDOCK COSTS, NET (Note 9)                                       9,082         5,895
INTANGIBLE ASSETS, NET (Note 10)                                          17,979        13,334
GOODWILL (Note 10)                                                        10,193         6,363
----------------------------------------------------------------------------------------------

Total assets                                                           $ 167,685     $ 123,238
==============================================================================================
LIABILITIES
CURRENT
        Bank indebtedness (Note 12)                                    $     269     $   5,097
        Accounts payable                                                  14,985        11,445
        Accrued liabilities (Note 13)                                      7,243         3,237
        Acquired Management Bonus Program (Note 23)                        3,000            --
        Interest rate swap contract (Note 21)                              1,274           135
        Income taxes payable                                                 422           385
        Deferred income taxes (Note 7)                                     1,508           589
        Current portion of long-term debt  (Note 14)                       3,521         4,398
----------------------------------------------------------------------------------------------
Total current liabilities                                                 32,222        25,286
LONG-TERM DEBT  (Note 14)                                                 66,896        34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 23)                                   --         3,000
DEFERRED INCOME TAXES (Note 7)                                            14,703        13,624
----------------------------------------------------------------------------------------------

 Total liabilities                                                       113,821        76,774
==============================================================================================

COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value,                                14,900        14,900
        Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)
        Common stock, $.0001 par value                                         1             1
        Authorized 50,000,000 shares, Issued and outstanding
        12,105,051 shares (Note 17)
        Additional paid-in capital                                        58,350        38,407
        Accumulated deficit                                              (20,465)       (5,947)
        Accumulated other comprehensive income (loss) (Note 27)            1,078        (1,073)
        Minority interest of variable interest entity (Note 24)               --           176
----------------------------------------------------------------------------------------------

 Total stockholders' equity                                               53,864        46,464
----------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                           $ 167,685     $ 123,238
==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                                     Year ended         Year ended
                                                                   March 31, 2008     March 31, 2007
                                                                   =================================
REVENUE                                                            $       94,769     $       79,186
----------------------------------------------------------------------------------------------------
EXPENSES
      Outside voyage charter fees (Note 18)                                 9,436              4,935
      Vessel operating expenses                                            69,117             57,474
      Repairs and maintenance                                               3,844              3,382
      General and administrative                                           10,678              8,069
      Depreciation                                                          6,428              5,142
      Amortization of drydock costs                                         1,476                388
      Amortization of intangibles                                           1,912              1,433
      Amortization of chartering agreement costs                              337                144
      Gain on sale of vessels by variable interest entity                    (667)                --
      Loss on retirement of owned vessel                                    1,735                 --
      (Gain) loss on foreign exchange                                        (163)               128
----------------------------------------------------------------------------------------------------
                                                                          104,133             81,095
----------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES                     (9,364)            (1,909)
----------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
Interest expense (Note 19)                                                  4,883              3,778
Interest income                                                              (235)              (349)
Loss on interest rate swap contract                                         1,338                135
Write off of deferred financing cost on refinanced indebtedness               753                 --
(Note 14)
Loss on deconsolidation of VIE (Note 24)                                      302                 --
----------------------------------------------------------------------------------------------------
                                                                            7,041              3,564
----------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                  (16,405)            (5,473)
====================================================================================================
PROVISION (RECOVERY) FOR INCOME TAXES (Note 7)
Current                                                                       372                277
Deferred                                                                   (5,360)            (2,437)
----------------------------------------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                                         (11,417)            (3,313)
MINORITY INTEREST (Note 24)                                                  (176)              (224)
====================================================================================================
NET LOSS                                                                  (11,241)            (3,089)
====================================================================================================
PREFERRED STOCK DIVIDENDS                                                   1,295              1,182
COMMON STOCK DIVIDEND OF VIE                                                   --                250
STOCK WARRANT INDUCEMENT DISCOUNT (Note 17(b))                              1,982                 --
====================================================================================================
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $      (14,518)    $       (4,521)
====================================================================================================
Net loss per share basic (Note 22)                                 $        (1.28)    $        (0.63)
Net loss per share diluted                                         $        (1.28)    $        (0.63)
Weighted average shares basic                                          11,355,068          7,225,083
Weighted average shares diluted                                        11,355,068          7,225,083

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity
and Other Comprehensive Income (Loss)
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                                                                                        Additional
                                                            Common Stock                    Preferred Stock               Paid-In
                                                      Shares            Amount          Shares           Amount           Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                               5,600,000    $           1          300,000    $      14,900    $      24,629
       Net loss before minority interest                      --               --               --               --               --
       Minority interest                                      --               --               --               --               --
       Preferred dividend                                     --               --               --               --               --
       Common stock dividend                                  --               --               --               --               --
       Warrant conversion (Note 17 (b))                    3,820               --               --               --               19
       Shares issued, net of issuance
       cost of $50 (Note 17)                           2,402,957               --               --               --           12,950
       Restricted stock issued (Note 17)                 120,400               --               --               --              809
       Translation adjustment                                 --               --               --               --               --
       Comprehensive loss                                     --               --               --               --               --
------------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2007                               8,127,177    $           1          300,000    $      14,900    $      38,407
====================================================================================================================================
       Net loss before minority interest                      --               --               --               --               --
       Minority interest                                      --               --               --               --               --
       Preferred dividend                                     --               --               --               --               --
       Warrant conversion, net of stock warrant
       inducement discount (Note 17 (b))               3,964,965               --               --               --           19,825
       Restricted stock issued (Note 17)                  12,909                                                                  75
       Stock options issued (Note 17)                                                                                             43
       Translation adjustment                                 --               --               --               --               --
       Comprehensive income                                   --               --               --               --               --
------------------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2008                              12,105,051    $           1          300,000    $      14,900    $      58,350
====================================================================================================================================

                                                    Accumulated         Minority           Other             Total
                                                      Surplus           Interest       Comprehensive     Stockholders'
                                                     (Deficit)            VIE          Income (Loss)         Equity
----------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2006                           $      (1,426)    $          --     $      (1,347)    $      36,757
       Net loss before minority interest                  (3,313)               --                --            (3,313)
       Minority interest                                     224               176                --               400
       Preferred dividend                                 (1,182)               --                --            (1,182)
       Common stock dividend                                (250)               --                --              (250)
       Warrant conversion (Note 17 (b))                       --                --                --                19
       Shares issued, net of issuance
       cost of $50 (Note 17)                                  --                --                --            12,950
       Restricted stock issued (Note 17)                      --                --                --               809
       Translation adjustment                                 --                --               274               274
       Comprehensive loss                                     --                --                --            (3,039)
----------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2007                           $      (5,947)    $         176     $      (1,073)    $      46,464
======================================================================================================================
       Net loss before minority interest                 (11,417)               --                --           (11,417)
       Minority interest                                     176              (176)               --                --
       Preferred dividend                                 (1,295)               --                --            (1,295)
       Warrant conversion, net of stock warrant
       inducement discount (Note 17 (b))                  (1,982)               --                --            17,843
       Restricted stock issued (Note 17)                                                                            75
       Stock options issued (Note 17)                                                                               43
       Translation adjustment                                 --                --             2,151             2,151
       Comprehensive income                                   --                --                --            (9,266)
----------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2008                           $     (20,465)    $          --     $       1,078     $      53,864
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

                                                                        Year ended        Year ended
                                                                      March 31, 2008     March 31, 2007
                                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                       $      (11,417)    $       (3,313)
       Adjustments to reconcile net loss to net cash used
                by operating activities
                    Depreciation and amortization of                           7,904              5,530
                    drydock costs
                    Amortization of intangibles and deferred financing         2,666              1,814
                    costs
                    Deferred income taxes                                     (5,239)            (2,502)
                    Loss on interest rate swap                                 1,338                135
                    Loss on extinguishment of debt                               753                 --
                    VIE deconsolidation                                          302                 --
                    Equity compensation                                          480                722
                    Gain on sale of vessels by VIE                              (667)                --
                    Loss on retirement of owned  vessel                        1,688                 --
                Changes in non cash operating working capital:
                    Accounts receivable                                       (1,487)              (595)
                    Prepaid expenses and other current assets                    (32)            (1,575)
                    Accounts payable and accrued liabilities                   8,642              4,396
                    Income taxes payable                                         250                 71
-------------------------------------------------------------------------------------------------------
                                                                               5,181              4,683
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                    (34,863)           (23,481)
       Acquisition of business                                               (24,520)                --
       Sale of vessels by VIE                                                 17,542                 --
       Deferred drydock costs                                                 (4,415)            (4,665)
       Chartering agreement costs                                                 --               (481)
-------------------------------------------------------------------------------------------------------
                                                                             (46,256)           (28,627)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of warrants                                       17,843                 19
     Proceeds from sale of shares of common stock                                 --             13,000
     Stock issuance costs                                                         --                (50)
     Proceeds from long-term debt                                             88,841             16,700
     Proceeds from issuance of subordinated debt                                  --              2,200
     Long-term debt repayment                                                (43,372)            (2,170)
     Long-term debt repayment by VIE                                         (16,489)                --
     Proceeds (payments) of blocked account                                    2,700             (2,700)
     Debt financing costs                                                     (2,519)              (600)
     Capital lease repayment                                                      --             (2,108)
     Proceeds from bank indebtedness                                           4,284             13,652
     Repayment of bank indebtedness                                           (9,866)            (8,555)
     Dividend paid                                                                --             (1,227)
-------------------------------------------------------------------------------------------------------
                                                                              41,422             28,161
-------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                         (50)               240
MINORITY INTEREST                                                                294                176
=======================================================================================================
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             591              4,633
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 7,207              2,574
ELIMINATION OF VIE CASH BALANCE ON DECONSOLIDATION                            (2,172)                --
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                             $        5,626     $        7,207
=======================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Payments for interest                                            $        4,038     $        3,389
     Payment of income taxes                                          $          132     $          309

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

1.    DESCRIPTION OF BUSINESS

      Rand Logistics, Inc. (the "Company") is a shipping company engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business. On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. from the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company, Inc. and Lower Lakes Transportation Company owned by Lower Lakes Towing Ltd. at the time of the amalgamation were transferred to the Company's wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

      The Company changed its fiscal year end from December 31 to March 31, effective March 3, 2006. This report includes operations for the years ended March 31, 2008 and March 31, 2007 of Rand Logistics, Inc.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation and consolidation

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company ("WMS"), a variable interest entity ("VIE") as discussed in Note 24, through February 13, 2008. On February 28, 2007 Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. was amalgamated under Canadian law with Lower Lakes Towing Ltd. and the amalgamated Lower Lakes Towing Ltd. is a 100% subsidiary of Rand LL Holdings Corp.

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The assets of the acquired subsidiaries and businesses have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets for the acquired subsidiaries and businesses.

      Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Accounts receivable and concentration of credit risk

      The majority of the Company's accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $50 as of March 31, 2008 and March 31, 2007. The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

      The Company had two major customers in excess of 10% of revenue in 2008 and 2007. The customers in excess of 10% of revenue accounted for 31% in 2008 and 38% in 2007 of net sales.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. In addition, revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (EITF 99-19), "Reporting Revenue Gross as a Principal versus Net as an Agent." Costs for subcontracted freight providers, presented as "Outside voyage charter fees" on the statement of operations are recognized ratably over the voyage.

      Fuel and lubricant inventories

      Raw materials, fuel, and operating supplies, are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

      Intangible assets and goodwill

      The Company adopted Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" 141 ("SFAS 141") and SFAS No. 142, "Goodwill and other Intangible Assets ("SFAS 142")." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.

      Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. These costs were amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

        Trademarks and trade names              10 years straight-line
        Non-competition agreements              4 years straight-line
        Customer relationships and contracts    15 years straight-line
        Chartering agreement costs              Term of Chartering agreement

      Property and equipment

      Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

        Vessels                                 4 - 25 years straight-line
        Leasehold improvements                  7 - 11 years straight-line
        Furniture and equipment                 20% declining-balance
        Computer equipment                      45% declining-balance

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Repairs and maintenance

      The Company's vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season. The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive. The Company expenses such routine repairs and maintenance costs. Significant repairs to the Company's vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel, or leasehold improvements to a vessel leased under time charter agreement.

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

      Presentation of Taxes Collected from Customers (Gross Versus Net)

      In June 2006, Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF in Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)." Issue No. 06-3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The Company presents sales net of taxes in its consolidated statement of income. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, did not have an impact on the Corporation's consolidated financial statements.

      Income taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48") effective April 1, 2007. The adoption of FIN 48 on April 1, 2008 did not result in a cumulative effect adjustment to accumulated deficit. At April 1, 2007, the Company had $nil of unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods.

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

      The last year examined by the IRS is unknown. The Company's primary state tax jurisdictions are Michigan, Ohio and New York and its only international jurisdiction is Canada. The following table summarizes the open tax years for each major jurisdiction:

                        Jurisdiction         Open Tax Years
                        ------------         --------------
                        Federal (USA)          2004 - 2008
                          Michigan             2004 - 2008
                            Ohio               2004 - 2008
                          New York             2004 - 2008
                      Federal (Canada)         2003 - 2008
                           Ontario             2003 - 2008

      Foreign currency translation

      The Company uses the U.S. Dollar as its reporting currency. The functional currency of Lower Lakes Towing Ltd. is the Canadian Dollar. The functional currency of the Company's U.S. subsidiaries is the U.S. Dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods. Components of shareholders' equity are translated at historical rates. Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

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

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

      Benefit plans

      The Company contributes to employee Registered Retirement Savings Plans in Canada and 401K plans in the United States. Contributions are expensed in operating expenses when incurred. The Company made contributions of $751 in 2008 and $266 in 2007.

      Stock-based compensation

      Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date. Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

      Variable interest entities

      Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation ("FIN") 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 24). Two VIE's have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 11) is a variable interest entity for Rand, it does not meet criteria for consolidation and hence is not consolidated.

      On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. The March 31, 2008, statement of operations includes the results of WMS through February 13, 2008, at which point WMS was deconsolidated from the Company's balance sheet. As a result of the deconsolidation process a loss of $302 was recorded on the books of the Company.

3.    RECENTLY ISSUED PRONOUNCEMENTS

      Fair value measurement

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements", for fiscal years beginning after November 15, 2007. The Company will be required to adopt this standard for the fiscal year ending March 31, 2009 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

      Non-controlling interests in consolidated financial statements

      On December 4, 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No.
      51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2009 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

3.    RECENTLY ISSUED PRONOUNCEMENTS (continued)

      Business Combinations

      On December 4, 2007, the FASB also issued SFAS No. 141(R), "Business Combinations". This statement also applies to fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2009. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

      Derivative Instruments and Hedging Activities

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). SFAS 161 amends SFAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for the Company as of the beginning of Fiscal 2010, including interim periods thereafter. The implementation of SFAS 161 is not expected to have a material impact on the Company's consolidated financial statements.

      The Hierarchy of Generally Accepted Accounting Principles

      In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not anticipated to have an effect on the Company's consolidated financial statements.

4.    BLOCKED ACCOUNT SECURITY AGREEMENT

      On August 1, 2006, Rand Finance Corp. entered into a Blocked Account Security Agreement with National Commercial Capital Company, LLC, and deposited $2,700 on August 1, 2006 into a blocked account. The blocked account represents amounts which may be drawn by WMS under the Senior Subordinated Note Purchase Agreement between, among others, Rand Finance Corp. and WMS. The deposit in the blocked account was released on purchase of the remaining vessels from WMS on February 13, 2008.

5.    ACCOUNTS RECEIVABLE

      Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $50 as of March 31, 2008 and March 31, 2007. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables. The Company manages and evaluates the collectability of its trade receivables as follows: Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets are comprised of the following:

                                                          March 31,    March 31,
                                                            2008         2007
                                                          ---------    ---------

      Prepaid insurance                                   $     605    $     207
      Fuel and lubricants                                     1,966        1,364
      Deposits and other prepaids                               551        1,551
      --------------------------------------------------------------------------
                                                          $   3,122    $   3,122
      ==========================================================================

7.    INCOME TAXES

      The components of the provision for (recovery of) income taxes are as follows:

                                                Year ended         Year ended
                                              March 31, 2008     March 31, 2007
                                              --------------     --------------
      Current
        Federal                               $          325     $           --
        State and Local                                   47                (76)
        Foreign                                           --                353

      Deferred:
        Federal                                       (3,665)            (2,670)
        State and Local                                 (516)              (290)
         Foreign                                      (1,179)               523
      =========================================================================
                                              $       (4,988)    $       (2,160)
      =========================================================================

      The total provision for income taxes differs from that amount which would be computed by applying the Canadian and U.S. Federal income tax rate to income before provision for income taxes as follows:

                                              Year ended          Year ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
        Statutory federal income tax rate             34.0%               34.0%
        State and foreign income taxes                 4.9%                8.6%
        Other permanent differences
          and adjustments                             (7.5%)              (3.1%)
      ------------------------------------------------------------------------
      Effective income tax rate                       31.4%               39.5%
      ========================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

7.    INCOME TAXES (continued)

      The significant components of current deferred tax assets and liabilities are as follows:

                                              March 31, 2008      March 31, 2007
                                              --------------      --------------
      Current asset:
        Accrued liabilities not yet
        deductible for tax                    $        1,355      $        1,219
      ==========================================================================
      Total current deferred tax asset        $        1,355      $        1,219
      Current liability:
        Drydock tax reserve                            1,508                 589
      --------------------------------------------------------------------------
      Total current deferred tax
      liability                               $        1,508      $          589
      ==========================================================================
      Total deferred tax
      asset/(liability)                       $         (153)     $          630
      ==========================================================================

      The significant components of long-term deferred tax assets and liabilities are as follows:

                                             March 31, 2008      March 31, 2007
                                             --------------      --------------
      Long-term deferred tax assets
        Operating loss carry forwards        $        20,119     $       13,574
        Other                                            199                 --
      -------------------------------------------------------------------------
      Net long-term deferred tax asset       $        20,318     $       13,574
      =========================================================================
      Long-term deferred tax liabilities
        Separately identifiable
        Intangibles                          $         3,596     $        3,711
        Deferred foreign exchange gain                   311                 --
        Depreciation and drydock
        expenses                                      10,796              9,913
      -------------------------------------------------------------------------
      Total deferred tax liability           $        14,703     $       13,624
      =========================================================================
      Net deferred tax asset/(liability)     $         5,615     $          (50)
      =========================================================================

      The measurement of the aggregate deferred tax assets is adjusted by a valuation allowance to recognize tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Based on the weight of evidence regarding recoverability of the Company's tax assets, no valuation allowance is provided for 2008 or 2007, as the Company believes that it is more likely than not that the deferred income tax assets will be realized based on performance of the entities prior to acquisitions, and based on future projections.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

7.    INCOME TAXES (continued)

      The Company has combined income tax loss carry forwards of approximately $61,736 which expire as follows:

                                 -----------------------------------------------
      Expiry year                     Canada       United States      Total
                                 -----------------------------------------------
      2009                            $   2,453      $       -       $  2,453
      2010                                5,548              -          5,548
      2014                                4,439              -          4,439
      2015                                  571              -            571
      2020                                    -            343            343
      2021                                    -              -              -
      2023                                    -            450            450
      2024                                    -            891            891
      2025                                    -          2,093          2,093
      2026                                4,905          2,531          7,436
      2027                                  381         11,212         11,593
      2028                               13,634         10,226         23,860
      2029                                2,059              -          2,059
      --------------------------------------------------------------------------
      TOTAL                           $  33,990      $  27,746       $ 61,736
      ==========================================================================

8.    PROPERTY AND EQUIPMENT

      Property and equipment are comprised of the following:

                                                       March 31, 2008    March 31, 2007
                                                       --------------    --------------
      Cost
        Vessels                                        $      100,628    $       70,543
        Leasehold improvements                                  1,865             1,397
        Furniture and equipment                                 1,013               116
        Computer equipment and purchased software               1,592               229
      ---------------------------------------------------------------------------------
                                                       $      105,098    $       72,285
      =================================================================================
      Accumulated depreciation
        Vessels                                        $        8,301    $        5,204
        Leasehold improvements                                    250               125
        Furniture and equipment                                    35                24
        Computer equipment and purchased software                 163                73
      ---------------------------------------------------------------------------------
                                                                8,749             5,426
      ---------------------------------------------------------------------------------
                                                       $       96,349    $       66,859
      =================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

9.    DEFERRED DRYDOCK COSTS

      Deferred drydock costs are comprised of the following:

                                                 March 31, 2008   March 31, 2007
                                                 --------------   --------------
      Drydock expenditures                       $       10,991   $        6,279
      Accumulated amortization                            1,909              384
                                                 -------------------------------
                                                 $        9,082   $        5,895
      ==========================================================================

10.   INTANGIBLE ASSETS AND GOODWILL

      Intangibles are comprised of the following:

                                                 March 31, 2008   March 31, 2007
                                                 --------------   --------------
      Intangible assets
         Deferred financing costs                $        2,134   $        1,172
         Trademarks, trade names                          1,003              922
         Non-competition agreements                       2,298            2,114
         Customer relationships and contracts            15,959           10,563
         Chartering agreement costs                          --              481
      --------------------------------------------------------------------------
         Total identifiable intangibles          $       21,394   $       15,252
      --------------------------------------------------------------------------
      Accumulated amortization
         Deferred financing costs                $           71   $          270
         Trademarks, trade names                            208               99
         Non-competition agreements                       1,326              632
         Customer relationships and contracts             1,810              773
         Chartering agreement costs                          --              144
      --------------------------------------------------------------------------
                                                          3,415            1,918
      --------------------------------------------------------------------------
      Total intangible assets                    $       17,979   $       13,334
      ==========================================================================
      Goodwill                                   $       10,193   $        6,363
      ==========================================================================

      Intangible asset amortization over the next five years is estimated as follows:

                         2009                     $      2,229
                         2010                            1,925
                         2011                            1,591
                         2012                            1,591
                         2013                            1,521
                     -----------------------------------------
                                                  $      8,857
                     =========================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

11.   ACQUISITIONS

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased the assets of the bulk freight shipping business related to the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers for an aggregate purchase price of CDN $25,000 plus certain adjustments. The acquisition was partially financed under the Fifth Amendment to the Credit Agreement with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party's affiliates. Pursuant to the Fifth Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by CDN $18,000 to CDN $36,868. The estimated purchase price allocation to the fair values of assets and liabilities acquired is as follows:

                                                        CDN $           US $
            --------------------------------------------------------------------
            Purchase price                                 25,774         24,520
            --------------------------------------------------------------------
            Current assets                                    374            356
            Property and equipment                         16,576         15,762
            Goodwill                                        4,027          3,831
            Other identifiable intangible assets            4,797          4,571
                                                     ---------------------------
                                                           25,774         24,520
                                                     ---------------------------

      Certain customer contracts were also assigned to the Company under the Contract of Assignment.

      In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels' crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

      Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment ("COA") with Voyageur and Voyageur Maritime Trading Inc. ("VMT") pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the "Trader"), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.

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

      On February 13, 2008, Grand River and Rand LL Holdings entered into and consummated a Vessel Purchase Agreement with WMS providing for the purchase by Grand River of three United States flagged vessels, the DAVID
      Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, for an aggregate purchase price of $20,019 plus purchase expenses. Lower Lakes Transportation, had time chartered the acquired vessels since August 1, 2006 pursuant to the terms of a Time Charter Agreement between Lower Lakes Transportation and WMS, which also provided for an option to purchase the vessels.

      Prior to commencement of the 2008 sailing season, the Company transferred one of the vessels acquired from WMS to Canadian registry for deployment as part of the Company's Canadian fleet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

11.   ACQUISITIONS (continued)

      In connection with the sale of vessels under the Vessel Purchase
      Agreement:

        - WMS repaid all amounts owed to Rand Finance Corp., a wholly owned subsidiary of Rand Logistics Inc., under that certain Note Purchase Agreement, dated as of August 1, 2006 as well as a subordinated note payable to a third party.

        - WMS repaid all of its obligations due to National City Commercial Capital Company, LLC under WMS' financing arrangements with National City, the principal and interest amounts of which were included in the hire payable by Lower Lakes Transportation under the Time Charter Agreement and in parts guaranteed by Rand LL Holdings and

        - Grand River and Rand LL Holdings agreed to bear certain wind-down costs of the sale transaction and time charter agreement.

      As discussed in Note 14 the credit agreement was also amended and restated. The estimated purchase price allocation to the fair values of assets acquired is as follows:

                                                                 US $
            --------------------------------------------------------------
            Purchase price                                         20,602
            --------------------------------------------------------------
            Vessels                                                20,602
                                                          ----------------

      As discussed in Note 24, WMS was identified as VIE and WMS financial statements were consolidated for the period from August 1, 2006 to February 13, 2008. After this deconsolidation event the Company is not a primary beneficiary of WMS. The WMS financials were deconsolidated on February 13, 2008.

12.   BANK INDEBTEDNESS

      As discussed in detail in Note 14, the Company amended and restated the credit agreement with its senior lender on February 13, 2008. At March 31, 2008, the Company had authorized operating lines of credit under this restated credit agreement in the amounts of CDN $13,500 and US $13,500 (March 31, 2007 - CDN $3,000 and US $6,500) with its senior lender, and was utilizing $269 at March 31, 2008 ($5,097 at March 31, 2007), and maintained letters of credit of CDN $1,325. The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 14. The effective interest rates on the operating lines of credit at March 31, 2008 were 8.11% on the Canadian line of credit and 8% on the U.S. operating line of credit.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

13.   ACCRUED LIABILITIES

      Accrued liabilities are comprised of the following:

                                              March 31,           March 31,
                                                2008                2007
                                          ----------------   -----------------
      Transaction costs                   $            244   $              --
      Payroll                                        1,832               2,097
      Preferred stock dividends                      1,592                 296
      Professional fees                                522                 689
      Interest                                         428                  99
      Winter work accrual                            1,330                  --
      Other                                          1,295                  56
                                          ------------------------------------
                                          $          7,243   $           3,237
      ------------------------------------------------------------------------

14.   LONG-TERM DEBT

      On February 13, 2008, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amends and restates the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructures the tranches of loans provided for under the 2006 Credit Agreement and advances certain new loans, (iii) finances, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal over advance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing may borrow CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River may borrow US $22,000 (v) a Canadian dollar denominated "Engine" term loan facility under which Lower Lakes Towing may borrow CDN $8,000.

      Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013. The outstanding principal amount of the Canadian term loan borrowings are repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on April 1, 2013. The outstanding principal amount of the US term loan borrowings are repayable as follows:
      (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2013 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on April 1, 2013. The outstanding principal amount of the Canadian "Engine" term loan borrowings are repayable as follows: (i) quarterly payments of CDN $133 commencing quarterly September 1, 2008 and ending March 1, 2013 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility's maturity on April 1, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

14.   LONG-TERM DEBT (continued)

      Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or
      (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum. The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower's option equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum. Borrowings under the Canadian "Engine" term loan bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates shall be adjusted quarterly commencing on the second quarter of fiscal year 2009 based upon the borrowers' senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

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

      The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company is in compliance with those covenants as of March 31, 2008.

      The Amended and Restated Credit Agreement was amended on June 24, 2008 as discussed in Note 28.

      The effective interest rates on the term loans at March 31, 2008 including the effect from interest rate swap contracts were 7.84% (7.35% at March 31, 2007) on the Canadian term loan, 9.09% on the Canadian engine loan and 7.40% (8.32% at March 31, 2007) on the US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

14.   LONG-TERM DEBT (continued)

                                                March 31, 2008    March 31, 2007
                                                --------------    --------------

a)  Term loan bearing interest at
    Canadian Prime rate plus 1.5% or
    Canadian BA rate plus 2.5% at the
    Company's option. The loan is
    repayable over a five year term until
    December 2011 with current quarterly
    payments of CDN $636 until March 2008
    and $1,176 thereafter until December
    2011, and the balance due March 2012.
    The term loan is collateralized by
    the assets of Lower Lakes Towing Ltd.       $           --    $       16,892

b)  Term loan bearing interest at U.S.
    Base rate plus 1.5% or U.S. LIBOR
    rate plus 2.5% at the Company's
    option. The loan is repayable over a
    five year term until December 2011
    with current quarterly payments of US
    $186 until December 2011, and the
    balance due March 2012. The term loan
    is collateralized by assets of Grand
    River.                                                  --             5,880

c)  VIE's subordinated note bearing
    Payment in Kind (PIK) interest at
    10%. No principal payments until July
    31, 2009, at which time the entire
    balance of the note and PIK interest
    is due. The note is unsecured.                          --             2,352

d)  VIE's senior note bearing interest at
    a rate of 9.06%. The note is
    repayable in quarterly payments of
    $362 and the balance is due December
    31, 2008. The note is collateralized
    by a mortgage on three time-chartered
    vessels and lien on all Wisconsin &
    Michigan Steamship Company assets.                      --            14,138

e)  Canadian term loan bearing interest
    at Canadian Prime rate plus 2.75% or
    Canadian BA rate plus 3.75% at the
    Company's option. The loan is
    repayable over a six year term until
    April 1, 2013 with current quarterly
    payments of CDN $695 commencing
    September 1, 2008 until March 1, 2013
    and the balance due April 1, 2013.
    The term loan is collateralized by
    the existing and newly acquired
    assets of the company.                              40,624                --

f)  Canadian engine term loan bearing
    interest at Canadian Prime rate plus
    4% or Canadian BA rate plus 5% at the
    Company's option. The loan is
    repayable over a six year term until
    April 1, 2013 with current quarterly
    payments of CDN $133 commencing
    September 1, 2008 until March 1, 2013
    and the balance due April 1, 2013.
    The term loan is collateralized by
    the existing and newly acquired
    assets of the company.                               7,793                --

g)  US term loan bearing interest at
    LIBOR rate plus 3.75% or US base rate
    plus 2.75% at the Company's option.
    The loan is repayable over a six year
    term until April 1, 2013 with current
    quarterly payments of US $367
    commencing September 1, 2008 until
    March 1, 2013 and the balance due
    April 1, 2013. The term loan is
    collateralized by the existing and
    newly acquired assets of the company.               22,000                --

    ----------------------------------------------------------------------------
                                                $       70,417    $       39,262

    Less amounts due within 12 months                    3,521             4,398

    ----------------------------------------------------------------------------
                                                $       66,896    $       34,864
    ============================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

14.   LONG-TERM DEBT (continued)

      Principal payments are due as follows:

                                                  2009          $     3,521
                                                  2010                4,694
                                                  2011                4,695
                                                  2012                4,694
                                                  2013                4,695
                                                  2014               48,118
     ----------------------------------------------------------------------
                                                                $    70,417
     ======================================================================

15.   COMMITMENTS

      The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018. The lease was amended on February 18, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

                     2009                                         $     464
                     2010                                               695
                     2011                                               695
                     2012                                               695
                     2013                                               695
             Thereafter                                               4,181
             --------------------------------------------------------------
                                                                  $   7,425
             --------------------------------------------------------------

      The Company has not entered into any other significant operating leases.

      The Company entered into purchase commitments with several vendors in order to repower the Saginaw vessel. The commitment is approximately $2,150 as of March 31, 2008. The repowered engine will be completed during the first quarter of fiscal 2009.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

16.   CONTINGENCIES

      Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company's business, financial position, and results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. Most of these claims are for insignificant amounts. Given Management's assessment that losses were probable and reasonably estimable, and based on advice from the Company's outside counsel, a provision of $363 as of March 31, 2008 and $250 as of March 31, 2007 has been recorded for various claims. Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

      On August 27, 2007, in connection with the COA and Option Agreement (see
      Note 11) with Voyageur, Lower Lakes entered into a Guarantee (the "Guarantee") with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

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

17.   STOCKHOLDERS' EQUITY

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

      Options and warrants issued in conjunction with the Company's initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of SFAS 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.

      The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company's recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

      No fractional shares will be issued upon exercise of the warrants. However, if a warrant holder exercises all warrants then owned on record by him, the Company will pay to the warrant holder, in lieu of the issuance of any fractional share which is otherwise issuable to the warrant holder, an amount in cash based on the market value of the common stock on the last trading day prior to the exercise date.

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

      On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 13, 2007 (the extended "Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time were accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant was issued to the exercising warrant holder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants was reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applied to all of the Company's currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company's initial public offering. Each officer, director, employee and consultant of the Company had agreed not to exercise their warrants prior to the Expiration Time. As of March 31, 2008, 2,460,965 warrants had been exercised, pursuant to the program, generating proceeds of $11,075 net of stock warrant inducement discount.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

17.   STOCKHOLDERS' EQUITY (continued)

      EarlyBirdCapital, who acted as the representative to the underwriters in connection with the Company's initial public offering, holds an underwriter's option to purchase up to 300,000 units at a purchase price of $9.90 per unit. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25. If the option is exercised in full, the Company would receive gross proceeds of $2,970 and issue an additional 300,000 units consisting of 300,000 shares of the Company's common stock and 600,000 warrants. If all of these warrants are exercised, the Company would issue an additional 600,000 shares of common stock and receive additional gross proceeds of $3,750. The Company estimated that the fair value of this option at the date of grant was approximately $558 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

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

      The shares of series A convertible preferred stock: rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2008 was $ 1,592 and at March 31, 2007 was $296.

      (a) On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the "Stock Purchase Agreement"), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

      (b) Through March 31, 2008 3,964,965 warrants were converted to shares at a rate of $4.50 per warrant for total gross proceeds of $17,843 net of stock warrant inducement discount. During the previous year 3,820 warrants were converted to shares at a rate of $5.00 per warrant for total gross proceeds of $19.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

17.   STOCKHOLDERS' EQUITY (continued)

      (c) On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2008 of $6.72 per share. The Company has recorded expense of $361 in 2008 ($722 in 2007). Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares vested on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

      (d) Since January 2007, share-based compensation has been granted to Management and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above. The Company has reserved 2,500,000 shares for grants to management and directors under the 2007 Long Term Incentive Plan ("LTIP") for Employees, Officers, Directors and Consultants. At March 31, 2008, a total of 2,243,892 shares were available under the Plans for future awards.

      For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant.

      The general characteristics of issued types of share-based awards granted under the Plans through March 31, 2008 are as follows.

      Restricted Shares -- All of the restricted shares granted to date generally vest over three years. No new grants of restricted shares have been issued to Management since January 2007. All of the vested shares issued to non-employee outside directors vest immediately. The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.

      Stock Options -- Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2008, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the 2008 grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the short-cut method per the Securities and Exchange Commission Staff Accounting Bulletin 107. Expected volatility for grants is based on implied volatility of the Company's closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 36.99% for the 2008 grants. Options outstanding (243,199) at March 31, 2008, had a remaining weighted average contractual life of approximately nine years and ten months.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

17.   STOCKHOLDERS' EQUITY (continued)


      Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

                                                                                 2008
                                                                                       Weighted
                                                                                       Average
                                                                                       Exercise
                                                                         Number of    Price per
                                                                          Options       Share
                                                                         ---------    ---------
Stock Options:

Outstanding - beginning of year at March 31, 2006 and 2007                      --    $      --

Granted                                                                    243,199         5.81
Exercised                                                                       --           --
Cancelled                                                                       --           --
Expired                                                                         --           --
Outstanding-end of year                                                    243,199         5.81
Exercisable at end of year                                                      --    $      --

Other data (In thousands except weighted average fair value):              2008         2007
---------------------------------------------------------------------    ---------    ---------

Weighted average grant date fair value of options granted during year    $    3.22    $      --
Compensation expense                                                            43           --
Unrecognized compensation cost at March 31                               $     740           --
Weighted average remaining life for unrecognized compensation            2.9 years           --

The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the years ended March 31, 2008 were as follows:

                                                                      2008
----------------------------------------------------------         ----------
Dividend yield                                                           None
Risk-free interest rate                                                 3.75%
Stock price volatility                                                    37%
Estimated option term                                                10 years

                                                                             2008                      2007

                                                                                 Weighted                  Weighted
                                                                                  Average                   Average
                                                                                   Fair                      Fair
                                                                                 Value at                  Value at
                                                                    Number of      Grant      Number of      Grant
Restricted Stock:                                                    Shares        Date        Shares        Date
-------------------------------------------------------------------------------------------------------------------
Unvested - beginning of year                                       107,500     $    6.72           --     $      --
Granted                                                             12,909          5.81      120,400          6.72
Vested                                                             (66,659)         6.54      (12,900)         6.72
Cancelled                                                               --                         --            --
===================================================================================================================

Unvested-end of year                                                53,750     $    6.72      107,500     $    6.72
-------------------------------------------------------------------------------------------------------------------

                                                                                              2008          2007
                                                                                            ---------     ---------
Other data (In thousands):
Compensation expense                                                                        $     436     $      87
Unrecognized compensation cost at March 31                                                  $     361           722
Weighted average remaining life for unrecognized compensation                                1.0 year     2.0 years

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

17.   STOCKHOLDERS' EQUITY (continued)

      The following continuity schedule summarizes outstanding share purchase warrants:

                                                                      Cumulative
                                                                   proceeds from
                                                        Exercise     exercise of
                                Outstanding warrants       Price        warrants
                             ---------------------------------------------------
Balance March 31, 2006                  9,200,000
  Issued                                       --
  Exercised                                (3,820)    $     5.00              19
--------------------------------------------------------------------------------
Balance March 31, 2007                  9,196,180                     $       19
================================================================================
  Issued                                       --
  Exercised                            (3,964,965)    $     4.50          17,843
--------------------------------------------------------------------------------
Balance March 31, 2008                  5,231,215                     $   17,862
================================================================================

      Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant. The total stock warrant inducement discount was $1,982 for the year ended March 31, 2008 ($Nil for year ended March 31, 2007).

18.   OUTSIDE VOYAGE CHARTER FEES

      Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company's customers to supplement the existing shipments made by the Company's operated vessels.

19.   INTEREST EXPENSE

      Interest expense is comprised of the following:

                                            Year ended March    Year ended March
                                                31, 2008            31, 2007
                                           -------------------------------------
      Bank indebtedness                               $  306              $  448
      Amortization of deferred finance                   417                 237
      costs
      Long-term debt - senior                          3,937               2,627
      Long-term debt - subordinated                      215                 152
      Long-term debt - capital lease                      --                 314
      Interest rate swap                                   8                  --
      --------------------------------------------------------------------------
                                                     $ 4,883             $ 3,778
      ==========================================================================

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

      Information about geographic operations is as follows:

                                                Year ended         Year ended
                                              March 31, 2008     March 31, 2007
                                              ---------------------------------
       Revenues by country
         Canada                               $       53,645     $       38,869
         United States                                41,124             40,317
       ------------------------------------------------------------------------
                                              $       94,769     $       79,186
       ========================================================================

       Net income (loss) by country
         Canada                               $       (4,132)    $        2,061
         United States                               (10,386)            (6,582)
       ------------------------------------------------------------------------
                                              $      (14,518)    $       (4,521)
       ========================================================================

      Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

                                              March 31, 2008     March 31, 2007
                                              --------------     --------------
       Property and equipment by
       country
         Canada                               $       66,214     $       30,612
         United States                                30,135             36,247
       ------------------------------------------------------------------------
                                              $       96,349     $       66,859
       ========================================================================

       Intangible assets by country
       Canada                                 $        13,954             8,791
       United States                                    4,025             4,543
       ------------------------------------------------------------------------
                                              $        17,979            13,334
       ========================================================================

       Goodwill by country
       Canada                                 $         8,284             4,454
       United States                                    1,909             1,909
       ------------------------------------------------------------------------
                                              $        10,193             6,363
       ========================================================================

       Total assets by country
         Canada                               $      114,023     $       56,652
         United States                                53,662             66,586
       ------------------------------------------------------------------------
                                              $      167,685     $      123,238
       ========================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

21.   FINANCIAL INSTRUMENTS

      Fair value of financial instruments

      Financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable, long-term debts and accrued liabilities and bank indebtedness. The estimated fair values of cash, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market. The Company has recorded a liability of $1,274 as of March 31, 2008 for two interest rate swap contracts on the Company's term debt, ($135 as of March 31, 2007 for an interest rate swap contract entered into by the VIE).

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

22.   EARNINGS PER SHARE

      The Company has a total of 12,105,051 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 14,798,989 for the year ended March 31, 2008 and 11,430,623 shares for the year ended March 31, 2007 based on the following calculations. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 11,355,068 and 7,225,083 for 2008 and 2007. Warrants issued from the initial prospectus and over allotment converts to 1,022,581 based on the average yearly share price as of March 31, 2008 of $6.21 and 1,785,903 based on the average yearly share price of $6.21 as of March 31, 2007 and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company's initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those issued in the Company's initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share. The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009. The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

                                                                     Year ended            Year ended
                                                                   March 31, 2008        March 31, 2007
           =============================================================================================
           Numerator:
           Net loss before minority interest                       $       (11,417)      $       (3,313)
                Preferred stock dividends                                   (1,295)              (1,182)
                Common stock dividend of VIE                                     --                (250)
                Minority interest                                               176                  224
                   Stock warrant inducement discount                        (1,982)                   --
           =============================================================================================
           Loss available to common shareholders                   $       (14,518)      $       (4,521)
           =============================================================================================
           Denominator:
           Weighted average common shares for basic EPS                  11,355,068            7,225,083
           ---------------------------------------------------------------------------------------------
           Effect of dilutive securities:
           Total  outstanding warrants                                    5,231,215            9,196,180
           Average exercise price                                              5.00                 5.00
           Average price during period                                         6.21                 6.21
           Shares that could be acquired with the proceeds of
           warrants                                                       4,208,634            7,410,277
           Dilutive share due to warrants                                 1,022,581            1,785,903
           Long term incentive stock option plan                             30,483                   --
           Average exercise price of stock options                             5.81                   --
           Share that could be acquired with the proceeds of
           options                                                           28,497                   --
           Dilutive shares due to options                                     1,986                   --
           Weighted average convertible preferred shares at
           $6.20                                                          2,419,355            2,419,355
           Weighted average common shares for diluted EPS                11,355,068            7,225,083
           ---------------------------------------------------------------------------------------------
           Basic EPS                                               $         (1.28)      $        (0.63)
           Diluted EPS                                             $         (1.28)      $        (0.63)
           =============================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

23.   MANAGEMENT BONUS PROGRAM

      On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program ("the Program"), the participants of which are employed by Lower Lakes or its affiliates. Participants are eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards will be settled on July 31, 2008 and may be settled in cash and/or shares of the Company's common stock, or any combination thereof, all at the discretion of the plan administrator, and shall be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of the Company's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of the Company, on each of March 31, 2006, 2007 and 2008, each participant then employed by the Company or one of its affiliates vested one-third of such participant's plan account balance. The Company shall grant registration rights to any participant that is issued shares of the Company's common stock in settlement of an award under the Management Bonus Program.

      If a participant's service with the Company or its affiliates was terminated by the Company for cause (as defined in the Program) or by the participant voluntarily without notice (other than for good reason, as defined in the participant's employment agreement, if applicable), then such participant's rights to his plan account balance, including any vested amounts, was forfeited, and such participant no longer had any rights in or to its plan account balance or under the Management Bonus Program.

      If a participant incurred a voluntary separation from service with the Company or its affiliate (other than for good reason) and who provide appropriate notice to the Company of such separation, the participant retained his rights in his plan account balance to the extent such has vested as of the effective date of separation, but shall, as of such effective date, ceased to further vest in such participant's plan account balance. Any unvested portion of a participant's plan account balance resulting from such a separation from service was added to the plan account balances of each then remaining participant in proportion to the respective plan account balance of each such remaining participant, and with respect to each such remaining participant, in proportion to each such participant's vested and unvested plan account balance.

      If a participant's service with the Company or its affiliate was terminated by the Company without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant was entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008. The company has recorded additional liabilities of $439 to date for this program.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

24.   VARIABLE INTEREST ENTITIES

      In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN46R. WMS was determined to be a type of VIE, which must be consolidated in accordance with FIN-46R from August 1, 2006 to February 13, 2008.

      On August 1, 2006, Lower Lakes Transportation Company ("LLTC"), an indirect wholly-owned subsidiary of the Company, entered into a Time Charter Agreement (the "Time Charter Agreement") with WMS, an unaffiliated third party. Under the Time Charter Agreement, WMS made three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers. The basic charter period under the Time Charter Agreement would have expired on December 31, 2008, and LLTC had the option to extend the charter period through December 31, 2013. The Time Charter Agreement also provided LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels. Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guaranties in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement. On June 27, 2007, Rand LL Holdings Corp. and WMS entered into a First Amendment Agreement to the Time Charter Guaranty, dated June 27, 2007, pursuant to which the parties amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants.

      On February 13, 2008 the Company exercised its purchase option and entered into an asset purchase agreement with WMS (a VIE until that date) to buy the vessel assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN46R and are no longer required to consolidate WMS financial statements. The statement of operations as of March 31, 2008 includes the results of WMS through February 13, 2008, at which point WMS was deconsolidated from the balance sheet. As a result of the deconsolidation process, a loss of $302 was recorded in the books of the company.

      On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited ("Voyageur") and Voyageur Pioneer Marine Inc. (collectively, the "Sellers") pursuant to which Lower Lakes purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from the Sellers.

      Certain customer contracts were also assigned to the Company under a Contract of Assignment.

      In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur's responsible for selecting and training the Vessels' crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes was obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

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

24.   VARIABLE INTEREST ENTITIES (continued)

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

      The impact of the WMS VIE on the balance sheet as of March 31, 2008 and statement of operations for the period ending March 31, 2008 and the comparable prior year figures are shown below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

24.   VARIABLE INTEREST ENTITIES (continued)


                                                                Rand Logistics,   Impact of     Consolidated
                                                                      Inc.           FIN       March 31, 2008
                                                                 March 31, 2008      46R
ASSETS                                                                           presentation
                                                                ---------------------------------------------
CURRENT
         Cash and cash equivalents                              $      5,626               --    $      5,626
         Accounts receivable (Note 5)                                  3,468               --           3,468
         Prepaid  expenses and other current assets (Note 6)           3,122               --           3,122
         Income tax receivable                                           193               --             193
         Deferred income taxes (Note 7)                                1,355               --           1,355
-------------------------------------------------------------------------------------------------------------
Total current assets                                                  13,764               --          13,764
BLOCKED ACCOUNT (Note 4)                                                  --               --              --
PROPERTY AND EQUIPMENT, NET (Note 8)                                  96,349               --          96,349
DUE FROM RELATED COMPANY                                                  --               --              --
DEFERRED INCOME TAXES (Note 7)                                        20,318               --          20,318
DEFERRED DRYDOCK COSTS, NET (Note 9)                                   9,082               --           9,082
INTANGIBLE ASSETS, NET (Note 10)                                      17,979               --          17,979
NOTE RECEIVABLE WMS                                                       --               --              --
GOODWILL (Note 10)                                                    10,193               --          10,193
-------------------------------------------------------------------------------------------------------------
Total assets                                                    $    167,685               --    $    167,685
=============================================================================================================
LIABILITIES
CURRENT
         Bank indebtedness (Note 12)                            $        269               --    $        269
         Accounts payable                                             14,985               --          14,985
         Accrued liabilities (Note 13)                                 7,243               --           7,243
         Acquired Management Bonus Program (Note 23)                   3,000               --           3,000
         Interest rate swap contract (Note 21)                         1,274               --           1,274
         Income taxes payable                                            422               --             422
         Deferred income taxes (Note 7)                                1,508               --           1,508
         Current portion of long-term debt  (Note 14)                  3,521               --           3,521
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                             32,222               --          32,222
LONG-TERM DEBT  (Note 14)                                             66,896               --          66,896
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 23)                               --               --              --
DEFERRED INCOME TAXES (Note 7)                                        14,703               --          14,703
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                    113,821               --         113,821
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value (Note 17)                      14,900               --          14,900
     Common stock, $.0001 par value (Note 17)                              1               --               1
     Additional paid-in capital                                       58,350               --          58,350
     Accumulated deficit                                             (20,465)              --         (20,465)
     Minority interest of variable interest entity                        --               --              --
     Accumulated other comprehensive income (loss)
     (Note 27)                                                         1,078               --           1,078
=============================================================================================================
Total stockholders' equity                                            53,864               --          53,864
=============================================================================================================
Total liabilities and stockholders' equity                      $    167,685               --    $    167,685
=============================================================================================================


                                                                Rand Logistics,   Impact of      Consolidated
                                                                      Inc.           FIN        March 31, 2007
                                                                 March 31, 2007      46R
ASSETS                                                                           presentation
                                                                ----------------------------------------------
CURRENT
         Cash and cash equivalents                              $      6,646     $        561     $      7,207
         Accounts receivable (Note 5)                                  2,632               70            2,702
         Prepaid  expenses and other current assets (Note 6)           3,125               (3)           3,122
         Income tax receivable                                           263               --              263
         Deferred income taxes (Note 7)                                1,116              103            1,219
--------------------------------------------------------------------------------------------------------------
Total current assets                                                  13,782              731           14,513
BLOCKED ACCOUNT (Note 4)                                               2,700               --            2,700
PROPERTY AND EQUIPMENT, NET (Note 8)                                  48,978           17,881           66,859
DUE FROM RELATED COMPANY                                              (1,657)           1,657               --
DEFERRED INCOME TAXES (Note 7)                                        12,986              588           13,574
DEFERRED DRYDOCK COSTS, NET (Note 9)                                   5,895               --            5,895
INTANGIBLE ASSETS, NET (Note 10)                                      12,936              398           13,334
NOTE RECEIVABLE WMS                                                    2,298           (2,298)              --
GOODWILL (Note 10)                                                     6,363               --            6,363
--------------------------------------------------------------------------------------------------------------
Total assets                                                    $    104,281     $     18,957     $    123,238
==============================================================================================================
LIABILITIES
CURRENT
         Bank indebtedness (Note 12)                            $      5,097     $         --     $      5,097
         Accounts payable                                             10,312            1,133           11,445
         Accrued liabilities (Note 13)                                 2,491              746            3,237
         Acquired Management Bonus Program (Note 23)                      --               --               --
         Interest rate swap contract (Note 21)                            --              135              135
         Income taxes payable                                            385               --              385
         Deferred income taxes (Note 7)                                  589               --              589
         Current portion of long-term debt  (Note 14)                  2,948            1,450            4,398
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                             21,822            3,464           25,286
LONG-TERM DEBT  (Note 14)                                             19,825           15,039           34,864
ACQUIRED MANAGEMENT BONUS PROGRAM (Note 23)                            3,000               --            3,000
DEFERRED INCOME TAXES (Note 7)                                        13,031              593           13,624
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                     57,678           19,096           76,774
STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value (Note 17)                      14,900               --           14,900
     Common stock, $.0001 par value (Note 17)                              1               --                1
     Additional paid-in capital                                       38,407               --           38,407
     Accumulated deficit                                              (5,537)            (410)          (5,947)
     Minority interest of variable interest entity                        --              176              176
     Accumulated other comprehensive income (loss)
     (Note 27)                                                        (1,168)              95           (1,073)
==============================================================================================================
Total stockholders' equity                                            46,603             (139)          46,464
==============================================================================================================
Total liabilities and stockholders' equity                      $    104,281     $     18,957     $    123,238
==============================================================================================================

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

24.   VARIABLE INTEREST ENTITIES (continued)

                                                                  Year ended March 31, 2008
                                                  Rand Logistics,         Impact of
                                                        Inc.               Fin46R          Consolidated
                                                  ========================================================
REVENUE                                           $        94,769     $            --     $        94,769

EXPENSES
  Outside voyage charter fees (Note 18)                     9,436                  --               9,436
  Charter hire                                             11,757             (11,757)                 --
  Vessel operating expenses                                60,973               8,144              69,117
  Repairs and maintenance                                   3,834                  10               3,844
  General and administrative                                9,968                 710              10,678
  Depreciation                                              5,376               1,052               6,428
  Amortization of drydock costs                             1,476                  --               1,476
  Amortization of intangibles                               1,912                  --               1,912
  Amortization of chartering agreement costs                  337                  --                 337
  Gain on sale of VIE Vessels                                  --                (667)               (667)
  Loss on retirement of owned vessel                        1,735                  --               1,735
  Loss (Gain) on foreign exchange                            (163)                 --                (163)
----------------------------------------------------------------------------------------------------------
                                                          106,641              (2,508)            104,133
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES
AND INCOME TAXES                                          (11,872)              2,508              (9,364)
----------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 19)                                  3,392               1,491               4,883
Interest income                                              (446)                211                (235)
Loss on interest rate swap contract                         1,294                  44               1,338
Write off of deferred financing cost on
refinanced indebtedness (Note 14)                             753                  --                 753
Loss on deconsolidation of VIE                                 --                 302                 302
----------------------------------------------------------------------------------------------------------
                                                            4,993               2,048               7,041

INCOME (LOSS) BEFORE INCOME TAXES                         (16,865)                460             (16,405)
PROVISION (RECOVERY) FOR INCOME TAXES                      (5,214)                226              (4,988)
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                (11,651)                234             (11,417)
MINORITY INTEREST (Note 24)                                    --                (176)               (176)
NET INCOME (LOSS)                                         (11,651)                410             (11,241)
==========================================================================================================
PREFERRED STOCK DIVIDENDS                                   1,295                  --               1,295
COMMON STOCK DIVIDEND OF VIE                                   --                  --                  --
STOCK WARRANT INDUCEMENT DISCOUNT (Note 17)                 1,982                  --               1,982
==========================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                      $      ( 14,928)    $           410     $       (14,518)
==========================================================================================================
Net income (loss) per share basic (Note 22)       $        ( 1.31)    $          0.03     $        ( 1.28)
Net income (loss) per share  diluted (Note 22)    $        ( 1.31)    $          0.03     $        ( 1.28)

                                                                  Year ended March 31, 2007
                                                  Rand Logistics,         Impact of
                                                        Inc.               Fin46R          Consolidated
                                                  =======================================================
REVENUE                                           $        79,186     $            --     $        79,186

EXPENSES
  Outside voyage charter fees (Note 18)                     4,935                  --               4,935
  Charter hire                                             10,546             (10,546)                 --
  Vessel operating expenses                                49,907               7,567              57,474
  Repairs and maintenance                                   2,575                 807               3,382
  General and administrative                                7,628                 441               8,069
  Depreciation                                              4,294                 848               5,142
  Amortization of drydock costs                               388                  --                 388
  Amortization of intangibles                               1,630                (197)              1,433
  Amortization of chartering agreement costs                  144                  --                 144
  Gain on sale of VIE Vessels                                  --                  --                  --
  Loss on retirement of owned vessel                           --                  --                  --
  Loss (Gain) on foreign exchange                             128                  --                 128
---------------------------------------------------------------------------------------------------------
                                                           82,175              (1,080)             81,095
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES
AND INCOME TAXES                                           (2,989)              1,080              (1,909)
---------------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
Interest expense (Note 19)                                  2,594               1,184               3,778
Interest income                                              (497)                148                (349)
Loss on interest rate swap contract                            --                 135                 135
Write off of deferred financing cost on
refinanced indebtedness (Note 14)                              --                  --                  --
Loss on deconsolidation of VIE                                 --                  --                  --
---------------------------------------------------------------------------------------------------------
                                                            2,097               1,467               3,564

INCOME (LOSS) BEFORE INCOME TAXES                          (5,086)               (387)             (5,473)
PROVISION (RECOVERY) FOR INCOME TAXES                      (2,019)               (141)             (2,160)
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                 (3,067)               (246)             (3,313)
MINORITY INTEREST (Note 24)                                    --                (224)               (224)
NET INCOME (LOSS)                                          (3,067)                (22)             (3,089)
=========================================================================================================
PREFERRED STOCK DIVIDENDS                                   1,182                  --               1,182
COMMON STOCK DIVIDEND OF VIE                                   --                 250                 250
STOCK WARRANT INDUCEMENT DISCOUNT (Note 17)                    --                  --                  --
=========================================================================================================
NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                      $        (4,249)    $          (272)    $        (4,521)
=========================================================================================================
Net income (loss) per share basic (Note 22)       $         (0.59)    $         (0.04)    $         (0.63)
Net income (loss) per share  diluted (Note 22)    $         (0.59)    $         (0.04)    $         (0.63)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000's except for Earnings Per Share figures)
================================================================================

25.   RELATED PARTY TRANSACTIONS

      The Company presently occupies office space provided by companies controlled by either our chief executive officer or our president. Such related parties have agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay such affiliates $7.5 per month for such services commencing on the effective date of the initial public offering until such executive offices were moved to another office in October 2006. The Company agreed to pay such affiliates $12 per month effective October 16, 2006, such that total lease expense for the year paid to such affiliates was $144 in 2008 and $115 in 2007. Deposits relating to the rental of the new location amounting to $62 were paid during 2007. The Company reimbursed such affiliates for certain out of pocket costs of $15 in 2008 for office expenses and $17 relating to the move, certain operating expense, and certain legal costs of the lease and license agreements in 2007. The statement of operations for the year ended March 31, 2008 and 2007 include $144 and $ 133 respectively, related to this agreement.

26.   ECONOMIC DEPENDENCE

      The Company had two major customers in excess of 10% of revenue in 2008 and 2007. The customers in excess of 10% of revenues accounted for 31% in 2008 and 38% in 2007 of net revenues.

27.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive income (loss) is reflected in the consolidated statement of changes in shareholders' deficiency. The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive income (loss) consist of translation adjustments arising from the translation of the parent Company accounts from Canadian dollar functional currency to U.S. Dollar reporting currency. Included in comprehensive income (loss) and accumulated other comprehensive income (loss) are the effects of foreign currency translation adjustments of $2,151 income (2007 - $274 income).

28.   SUBSEQUENT EVENTS

      On June 24, 2008, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company and the other Credit Parties thereto entered into a First Amendment (the "Amendment") to the Amended and Restated Credit Agreement, dated February 13, 2008, with the lenders signatory thereto and General Electric Capital Corporation, as Agent (the "Credit Agreement"). Under the Amendment, the borrowers amended the definition of "Fixed Charge Coverage Ratio", modified the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein).