Form 10-Q
period 2008-06-30
Rand Logistics, Inc.
filed 2008-08-14
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number:  001-33345

RAND LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 20-1195343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

461 Fifth Avenue, 25th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 644-3450

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

12,587,667 shares of Common Stock, par value $.0001,  were outstanding at August 14, 2008.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	June 30,	March 31,
ASSETS	2008	2008
CURRENT
Cash and cash equivalents	$7,354	$5,626
Accounts receivable, net (Note 3)	20,888	3,468
Prepaid expenses and other current assets (Note 4)	4,806	3,122
Income taxes receivable	193	193
Interest rate swap contract (Note 18)	335	-
Deferred income taxes	444	1,355
Total current assets	34,020	13,764
PROPERTY AND EQUIPMENT, NET (Note 5)	101,322	96,349
DEFERRED INCOME TAXES	19,317	20,318
DEFERRED DRYDOCK COSTS, NET (Note 6)	8,906	9,082
INTANGIBLE ASSETS, NET (Note 7)	17,542	17,979
GOODWILL (Note 7)	10,193	10,193
Total assets	$191,300	$167,685
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$18,055	$269
Accounts payable	17,520	14,985
Accrued liabilities (Note 10)	7,748	7,243
Acquired Management Bonus Program (Note 20)	3,000	3,000
Interest rate swap contract (Note 18)	382	1,274
Income taxes payable	422	422
Deferred income taxes	1,416	1,508
Current portion of long-term debt (Note 11)	4,716	3,521
Total current liabilities	53,259	32,222
LONG-TERM DEBT (Note 11)	66,024	66,896
OTHER LIABILITES	232	-
DEFERRED INCOME TAXES	15,419	14,703
Total liabilities	134,934	113,821
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,	14,900	14,900
Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 14)
Common stock, $.0001 par value	1	1
Authorized 50,000,000 shares, Issued and outstanding 12,105,051 shares (Note 14)
Additional paid-in capital	58,416	58,350
Accumulated deficit	(18,149)	(20,465)
Accumulated other comprehensive income	1,198	1,078
Total stockholders’ equity	56,366	53,864
Total liabilities and stockholders’ equity	$191,300	$167,685

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Three months ended June 30, 2008	Three months ended June 30, 2007
REVENUE	$43,406	$25,230

EXPENSES
Outside voyage charter fees (Note 15)	6,246	2,137
Vessel operating expenses	25,555	17,317
Repairs and maintenance	888	94
General and administrative	2,469	1,941
Depreciation	1,618	1,543
Amortization of drydock costs	567	358
Amortization of intangibles	431	358
Amortization of chartering agreement costs	-	49
Loss (gain) on foreign exchange	2	(173)
	37,776	23,624
INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES	5,630	1,606

OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,674	1,012
Interest income	(5)	(65)
Gain on interest rate swap contracts	(1,234)	(79)
	435	868
INCOME BEFORE INCOME TAXES	5,195	738
PROVISION (RECOVERY) FOR INCOME TAXES
Current	-	(43)
Deferred	2,516	361
NET INCOME BEFORE MINORITY INTEREST	2,679	420
MINORITY INTEREST (Note 21)	-	321
NET INCOME	2,679	99
PREFERRED STOCK DIVIDENDS	363	296
STOCK WARRANT INDUCEMENT DISCOUNT	-	957
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,316	$(1,154)

Net earnings (loss) per share basic (Note 19)	$0.19	$(0.12)
Net earnings (loss) per share diluted	$0.18	$(0.12)
Weighted average shares basic	12,105,051	9,312,241
Weighted average shares diluted	14,796,536	9,312,241

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
 (U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Surplus	Minority Interest	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	VIE	Income (Loss)	Equity
Balances, March 31, 2007	8,127,177	$1	300,000	$14,900	$38,407	$(5,947)	$176	$(1,073)	$46,464
Net loss before minority interest	-	-	-	-	-	(11,417)	-	-	(11,417)
Minority interest	-	-	-	-	-	176	(176)	-	-
Preferred dividend	-	-	-	-	-	(1,295)	-	-	(1,295)
Warrant conversion, net of stock warrant inducement discount (Note 14 (b))	3,964,965	-	-	-	19,825	(1,982)	-	-	17,843
Restricted stock issued (Note 14)	12,909	-	-	-	75	-	-	-	75
Stock options issued (Note 14)	-	-	-	-	43	-	-	-	43
Translation adjustment	-	-	-	-	-	-	-	2,151	2,151
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$-	$1,078	$53,864
Net income	-	-	-	-	-	2,679	-	-	2,679
Preferred dividend	-	-	-	-	-	(363)	-	-	(363)
Stock options issued (Note 14)	-	-	-	-	66	-	-	-	66
Translation adjustment	-	-	-	-	-	-	-	120	120
Balances, June 30, 2008	12,105,051	$1	300,000	$14,900	$58,416	$(18,149)	$-	$1,198	$56,366

Note: Comprehensive income (loss) for the three months ended June 30, 2008 was $2,799 and $(9,266) for the year ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Three months ended June 30, 2008	Three months ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,679	$420
Adjustments to reconcile net income to net cash used
by operating activities
Depreciation and amortization of drydock costs	2,185	1,901
Amortization of intangibles and deferred financing costs	536	497
Deferred income taxes	2,536	361
Gain on interest rate swap contracts	(1,234)	(79)
Equity compensation	156	-
Other liabilities	232	-
Changes in non cash operating working capital:
Accounts receivable	(17,420)	(10,465)
Prepaid expenses and other current assets	(1,683)	(199)
Accounts payable and accrued liabilities	(358)	(1,454)
Income taxes payable	-	(82)
	(12,371)	(9,100)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,475)	(166)
Sale proceeds of retired vessel	250	-
Deferred drydock costs	(305)	(743)
	(3,530)	(909)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	8,614
Long-term debt repayment	-	(863)
Debt financing costs	-	(46)
Proceeds from bank indebtedness	17,865	3,446
Repayment of bank indebtedness	-	(6,181)
	17,865	4,970
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(236)	(601)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,728	(5,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,626	7,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,354	1,567
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$1,007	$846
Payment of income taxes	$-	$43
Unpaid purchases of property and equipment	$2,946	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company (“WMS”), a variable interest entity (“VIE”) as discussed in Note 21, through February 13, 2008.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from the March 31, 2008 audited consolidated financial statements. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2008.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their credit worthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $56 as of June 30, 2008 and $50 as of March 31, 2008. The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. In addition, revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.” Costs for subcontracted freight providers, presented as “Outside voyage charter fees” on the statement of operations are recognized ratably over the voyage.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Fuel and lubricants inventories

Raw materials, fuel, and operating supplies, are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

Intangible assets and goodwill

The Company has adopted Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" 141 (“SFAS 141”) and SFAS No. 142, "Goodwill and other Intangible Assets" (“SFAS 142”). The purchase price of  businesses acquired  was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill. In accordance with SFAS No. 142, goodwill is not amortized but instead measured for impairment at least annually in the fourth fiscal quarter, and when events indicate that an impairment exists. As required by FAS 142, our impairment tests for goodwill and other indefinite-lived intangible assets compare the estimated fair value of goodwill and other intangible assets to the carrying value.

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, the Company reviews goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. Through February 13, 2008 these costs were amortized over the term of the time chartering agreement, and related debt (see note 21). Other intangibles are amortized as follows:

Trademarks and trade names	10 years straight-line
Non-competition agreements	4 years straight-line
Customer relationships and contracts	15 years straight-line
Chartering agreement costs	Term of Chartering agreement

Property and equipment

Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

Vessels	4 - 25 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance

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

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs.  Significant repairs to the Company’s vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel, or leasehold improvements to a vessel leased under time charter agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Long-lived assets include property, intangible assets subject to amortization, and certain other assets.  The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The Company evaluates impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values.  The Company determines fair value of goodwill by evaluating the fair value of the acquired business as well as using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill.  This requires the Company to make long-term forecasts of future revenues and costs related to the assets subject to review.  These forecasts require assumptions about demand for the Company’s services and future market conditions.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value.  If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

Presentation of Taxes Collected from Customers (Gross Versus Net)

The Company has adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).”  The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statement of operations.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”  (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

Accounting for uncertainty in income taxes

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) effective April 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

The adoption of FIN 48 did not result in a cumulative effect adjustment to accumulated deficit. At April 1, 2007, the Company had $nil of unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

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

Foreign currency translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of Lower Lakes Towing Ltd. is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods.  Components of shareholders’ equity are translated at historical rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

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

Stock-based compensation

The Company has adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entities

Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation (“FIN”) 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21). Two VIE’s have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 8) is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of June 30, 2007 includes the results of WMS, as it was a VIE at that time.

2.	RECENTLY ISSUED PRONOUNCEMENTS

Non-controlling interests in consolidated financial statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Business Combinations

On December 4, 2007, the FASB also issued SFAS No. 141(R), “Business Combinations”. This statement also applies to fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). SFAS 161 amends SFAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company as of the beginning of Fiscal 2010, including interim periods thereafter. The implementation of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not anticipated to have an effect on the Company’s consolidated financial statements.

IFRS

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will issue some guidance on this potential adoption by December 31, 2008. We are currently investigating the implications to the Company should we be required to adopt.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $56 as of June 30, 2008 and $50 as of March 31, 2008. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2008	March 31, 2008
Prepaid insurance	$851	$605
Fuel and lubricants	3,526	1,966
Deposits and other prepaid	429	551
	$4,806	$3,122

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2008	March 31, 2008
Cost
Vessels	$106,901	$100,628
Leasehold improvements	1,988	1,865
Furniture and equipment	1,015	1,013
Vehicles	19	-
Computer equipment and purchased software	1,788	1,592
	$111,711	$105,098
Accumulated depreciation
Vessels	$9,826	$8,301
Leasehold improvements	291	250
Furniture and equipment	85	35
Vehicles	-	-
Computer equipment and purchased software	187	163
	10,389	8,749
	$101,322	$96,349

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

6.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	June 30, 2008	March 31, 2008
Drydock expenditures	$11,390	$10,991
Accumulated amortization	2,484	1,909
	$8,906	$9,082

7.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	June 30, 2008	March 31, 2008
Intangible assets
Deferred financing costs	$2,143	$2,134
Trademarks and trade names	1,007	1,003
Non-competition agreements	2,309	2,298
Customer relationships and contracts	16,044	15,959
Total identifiable intangibles	$21,503	$21,394
Accumulated amortization
Deferred financing costs	$178	$71
Trademarks and trade names	234	208
Non-competition agreements	1,492	1,326
Customer relationships and contracts	2,057	1,810
	3,961	3,415
Total intangible assets, net	$17,542	$17,979
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years ending June 30, is estimated as follows:

2009	$2,240
2010	1,774
2011	1,599
2012	1,599
2013	1,424
$8,636

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

8.	ACQUISITION

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. (collectively, the “Sellers”) pursuant to which Lower Lakes purchased the assets of the bulk freight shipping business related to the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the “Vessels”) from the Sellers for an aggregate purchase price of CDN $25,000 plus certain adjustments. The acquisition was partially financed under the Fifth Amendment to the Credit Agreement with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party’s affiliates.   Pursuant to the Fifth Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility has been increased by CDN $18,000 to CDN $36,868. The estimated purchase price allocation to the fair values of assets and liabilities acquired is as follows:

	CDN $	US $
Purchase price	25,774	24,520
Current assets	374	356
Property and equipment	16,576	15,762
Goodwill	4,027	3,831
Other identifiable intangible assets	4,797	4,571
	25,774	24,520

Certain customer contracts were also assigned to the Company under the Contract of Assignment.

In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels’ crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment  (“COA”) with Voyageur and Voyageur Maritime Trading Inc. (“VMT”) pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the “Trader”), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers. Lower Lakes does not realize any significant margin from this vessel.

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

Prior to commencement of the 2008 sailing season, the Company transferred one of the vessels acquired from WMS to Canadian registry for deployment as part of the Company’s Canadian fleet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

8.	ACQUISITIONS (continued)

In connection with the sale of vessels under the Vessel Purchase Agreement:

- WMS repaid all amounts owed to Rand Finance Corp., a wholly owned subsidiary of Rand Logistics Inc., under that certain Note Purchase Agreement, dated as of August 1, 2006 as well as a subordinated note payable to a third party.

- WMS repaid all of its obligations due to National City Commercial Capital Company, LLC under WMS’ financing arrangements with National City, the principal and interest amounts of which were included in the hire payable by Lower Lakes Transportation under the Time Charter Agreement and in parts guaranteed by Rand LL Holdings and

- Grand River and Rand LL Holdings agreed to bear certain wind-down costs of the sale transaction and time charter agreement.

As discussed in Note 11, the credit agreement was also amended and restated. The estimated purchase price allocation to the fair values of assets acquired is as follows:

US $
Purchase price	20,602
Vessels	20,602

As discussed in Note 21, WMS was identified as a VIE and WMS financial statements were consolidated for the period from August 1, 2006 to February 13, 2008. After this deconsolidation event, the Company is not a primary beneficiary of WMS. The WMS financials were deconsolidated on February 13, 2008.

9.	BANK INDEBTEDNESS

As discussed in detail in Note 11, the Company amended and restated the credit agreement with its senior lender on February 13, 2008. At June 30, 2008 and March 31, 2008, the Company had authorized operating lines of credit under this restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing $18,055 at June 30, 2008 ($269 at March 31, 2008), and maintained letters of credit of CDN $1,325.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11. The effective interest rates on the operating lines of credit at June 30, 2008 were 6.90% and March 31, 2008 were 8.11% on the Canadian line of credit and 6.27% and 8% respectively on the U.S. operating line of credit.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2008	March 31, 2008
Transaction costs	$192	$244
Payroll	2,746	1,832
Preferred stock dividends	1,955	1,592
Professional fees	608	522
Interest	464	428
Winter work accrual	115	1,330
Other	1,668	1,295
	$7,748	$7,243

11.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amends and restates the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructures the tranches of loans provided for under the 2006 Credit Agreement and advances certain new loans, (iii) finances, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal over advance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing may borrow CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River may borrow US $22,000 (v) a Canadian dollar denominated “Engine” term loan facility under which Lower Lakes Towing may borrow CDN $8,000.

Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013.  The outstanding principal amount of the Canadian term loan borrowings are repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility’s maturity on April 1, 2013.  The outstanding principal amount of the US term loan borrowings are repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2013 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility’s maturity on April 1, 2013.  The outstanding principal amount of the Canadian “Engine” term loan borrowings are repayable as follows: (i) quarterly payments of CDN $133 commencing quarterly September 1, 2008 and ending March 1, 2013 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility’s maturity on April 1, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

11.	LONG-TERM DEBT (continued)

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility  bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum.  The US revolving credit facility,  the US term loan and the US swing line facility bear interest, at the borrower’s option equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates shall be adjusted quarterly commencing on the second quarter of fiscal year 2009 based upon the borrowers’ senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

Obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers; (iii) a pledge the Registrant of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guarantied by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

Under the Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers there from, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a Borrower’s debt or equity securities.

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company is in compliance with those covenants as of June 30, 2008.

On June 24, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement, dated February 13, 2008, with the lenders signatory thereto and General Electric Capital Corporation, as Agent.  Under the Amendment, the borrowers amended the definition of “Fixed Charge Coverage Ratio”, modified the formula for the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein).

The effective interest rates on the term loans at June 30, 2008 and March 31, 2008 including the effect from interest rate swap contracts were 7.84% on the Canadian term loan, 9.09% on the Canadian engine loan and 7.40%  on the US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

11.	LONG-TERM DEBT (continued)

			June 30, 2008	March 31, 2008
a	)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a six year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$40,894	$40,624
b	)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a six year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	7,846	7,793
c	)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a six year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	22,000	22,000
			$70,740	$70,417
		Less amounts due within 12 months	4,716	3,521
			$66,024	$66,896

Principal payments are due as follows:

2009	$4,716
2010	4,716
2011	4,716
2012	4,716
2013	51,876
$70,740

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

12.	COMMITMENTS

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The lease was amended on February 18, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel by year ending June 30 and thereafter for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2009	$695
2010	695
2011	695
2012	696
2013	695
Thereafter	3,949
$7,425

The Company has not entered into any other significant operating leases.

13.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $339 as of June 30, 2008 and $363 as of  March 31, 2008 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement (see Note 11) with Voyageur, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the Guarantee, through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee through a CDN $625 letter of credit provided to Lower Lakes.

In addition, Lower Lakes has guaranteed Voyageur’s account with The St. Lawrence Seaway Management Corporation, up to CDN $120, which is offset by a set-off agreement under the Contract of Affreightment.

The Company has determined that there is no carrying amount of the liability, for the guarantor’s obligations under the guarantees under FIN 45.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.	STOCKHOLDERS’ EQUITY

At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ unit purchase option.     Each warrant allows its holder to purchase one fully paid and non-assessable share of the Company’s common stock at the price of $5.00 per share. The warrants expire on October 26, 2008. The Company may call the warrants for redemption, in whole and not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon not less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $8.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

Options and warrants issued in conjunction with the Company’s initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of SFAS 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

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

On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 13, 2007 (the extended “Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time were accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant was issued to the exercising warrant holder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants was reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applied to all of the Company’s then outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company’s initial public offering. Each officer, director, employee and consultant of the Company had agreed not to exercise their warrants prior to the Expiration Time. As of July 13, 2007, 2,460,965 warrants were exercised, pursuant to the program, generating proceeds of $11,075, net of stock warrant inducement discount.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.	STOCKHOLDERS’ EQUITY (continued)

EarlyBirdCapital, who acted as the representative to the underwriters in connection with the Company's initial public offering, holds an underwriter’s option to purchase up to 300,000 units at a purchase price of $9.90 per unit. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25. If the option is exercised in full, the Company would receive gross proceeds of $2,970 and issue an additional 300,000 units consisting of 300,000 shares of the Company’s common stock and 600,000 warrants. If all of these warrants are exercised, the Company would issue an additional 600,000 shares of common stock and receive additional gross proceeds of $3,750. The Company estimated that the fair value of this option at the date of grant was approximately $558 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years. The option may be exercised by the holder for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

EarlyBirdCapital’s option was purchased for a de minimus amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter's option expires on October 12, 2009.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors.

The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2008 was $1,955 and at March 31, 2008 was $1,592.

On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the “Stock Purchase Agreement”), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

Through June 30, 2008, 3,964,965 warrants were converted to shares at a rate of $4.50 per warrant for total gross proceeds of $17,843 net of stock warrant inducement discount.

On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2008 of $6.72 per share. The Company has recorded expense of $90 for three months ended June 30, 2008 and 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares  vested on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.	STOCKHOLDERS’ EQUITY (continued)

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

Since January 2007, share-based compensation has been granted to Management and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described in Note 20. The Company has reserved 2,500,000 shares for grants to management and directors under the 2007 Long Term Incentive Plan (“LTIP”) for Employees, Officers, Directors and Consultants.  At June 30, 2008, a total of 2,243,892 shares were available under the Plans for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through June 30, 2008 are as follows:

Restricted Shares — All of the restricted shares granted to management to date generally vest over three years. No new grants of restricted shares have been issued to Management since January 2007.  All of the vested shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 15, 2008 for services through March 31, 2008.

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2008, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the 2008 grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the “simplified method” per the Securities and Exchange Commission Staff Accounting Bulletin 107. This method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 36.99% for the 2008 grants. Options outstanding (243,199) at June 30, 2008, had a remaining weighted average contractual life of approximately nine years and seven months. The Company has recorded compensation expenses of $66 for three months ended June 30, 2008 and $ Nil for three months ended June 30, 2007.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.	STOCKHOLDERS’ EQUITY (continued)

The following continuity schedule summarizes outstanding share purchase warrants:

	Outstanding warrants	Exercise Price	Cumulative proceeds from exercise of warrants
Balance March 31, 2007	9,196,180		$19
Issued	-		-
Exercised	(3,964,965)	$4.50	17,843
Balance March 31, 2008	5,231,215		$17,862
Issued	-		-
Exercised	-		-
Balance June 30, 2008	5,231,215		$17,862

Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant. The total stock warrant inducement discount was $Nil for the three months period ended June 30, 2008 ($957 for the three months period ended June 30, 2007).

15.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers to supplement the existing shipments made by the Company’s operated vessels.

16.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended June 30, 2008 (unaudited)	Three months ended June 30, 2007 (unaudited)
Bank indebtedness	$180	$93
Amortization of deferred finance costs	108	89
Long-term debt – senior	1,316	771
Long-term debt – subordinated	-	59
Interest rate swap	70	-
	$1,674	$1,012

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

17.	SEGMENT INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Information about geographic operations is as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007
Revenue by country
Canada	$27,370	$13,453
United States	16,036	11,777
	$43,406	$25,230

Net income (loss) applicable to common stockholders by country
Canada	$1,125	$1,125
United States	$1,191	(2,279)
	$2,316	$(1,154)

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2008	March 31, 2008
Property and equipment by country
Canada	$71,143	$66,214
United States	30,179	30,135
	$101,322	$96,349
Intangible assets by country
Canada	$13,662	13,954
United States	3,880	4,025
	$17,542	17,979

Goodwill by country
Canada	$8,284	8,284
United States	1,909	1,909
	$10,193	10,193

Total assets by country
Canada	$130,019	$114,023
United States	61,281	53,662
	$191,300	$167,685

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

18.	FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable, long-term debts and accrued liabilities and bank indebtedness.  The estimated fair values of cash, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The Company has recorded a liability of $382 and an asset of $335 as of June 30, 2008 (liability of $1,274 as of March 31, 2008) for two interest rate swap contracts on the Company’s term debt.

Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar and the Canadian dollar.  The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

Interest rate risk

The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

Credit risk
Accounts receivable credit risk is mitigated by the dispersion of the Company’s customers among industries and the short shipping season.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

19.	EARNINGS PER SHARE

The Company has a total of 12,105,051 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 14,796,536 shares for the quarter ended June 30, 2008 and 9,312,241 shares for the quarter ended June 30, 2007 based on the following calculations. Since the calculation for June 30, 2007 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 9,312,241. Warrants issued from the initial prospectus and over allotment converts to 272,130 based on the average quarterly price of $5.27 as of June 30, 2008 and  2,233,417 based on the average quarterly share price as of June 30, 2007  and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option are identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share.  The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

	Three Months ended, June 30, 2008	Three Months ended, June 30, 2007

Numerator:
Net income before minority interest and preferred stock dividend	$2,679	$420
Preferred stock dividends	(363)	(296)
Minority interest	-	(321)
Stock warrant inducement discount	-	(957)
Net Income (loss) available to common stockholders	$2,316	$(1,154)
Denominator:
Weighted average common shares for basic EPS	12,105,051	9,312,241
Effect of dilutive securities:
Total outstanding warrants	5,231,215	7,281,979
Average exercise price	$5.00	$4.86
Average price during period	$5.27	$7.01
Shares that could be acquired with the proceeds of warrants	4,959,085	5,048,562
Dilutive shares due to warrants	272,130	2,233,417
Long term incentive stock option plan	243,199	-
Average exercise price of stock options	5.81	-
Shares that could be acquired with the proceeds of options	-	-
Dilutive shares due to options	-	-
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	14,796,536	9,312,241
Basic EPS	$0.19	$(0.12)
Diluted EPS	$0.18	$(0.12)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

20.	MANAGEMENT BONUS PROGRAM

On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program (the “Program”), the participants of which are employed by Lower Lakes or its affiliates.  Participants are eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards will be settled on July 31, 2008 and may be settled in cash and/or shares of the Company's common stock, or any combination thereof, all at the discretion of the plan administrator, and shall be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of the Company's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of the Company, on each of March 31, 2006, 2007 and 2008, each participant then employed by the Company or one of its affiliates vested one-third of such participant's plan account balance. The Company shall grant registration rights to any participant that is issued shares of the Company's common stock in settlement of an award under the management bonus program.

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

If a participant's service with the Company or its affiliate was terminated by the Company without cause (as defined in the Program) or by the participant for good reason or for death or disability, then the participant was entitled to be considered fully vested with respect to the participant's plan account balance; and have the option to elect to freeze the amount of such participant's award as of the date of such separation from service, but with payment of such amount not being made until July 31, 2008. The company has recorded additional liabilities of $462 through June 30, 2008 for this program.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

21.	VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN46R. WMS was determined to be a type of VIE, which must be consolidated in accordance with FIN46R from August 1, 2006 to February 13, 2008.

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

On February 13, 2008, the Company exercised its purchase option and entered into an asset purchase agreement with WMS (a VIE until that date) to buy the vessel assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of June 30, 2007 includes the results of WMS.

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. (collectively, the “Sellers”) pursuant to which Lower Lakes purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the “Vessels”) from the Sellers.

Certain customer contracts were also assigned to the Company under a Contract of Assignment.

In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur’s responsible for selecting and training the Vessels’ crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes was obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment  (“COA”) with Voyageur and Voyageur Maritime Trading Inc (“VMT”) pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the “Trader”), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

21.	VARIABLE INTEREST ENTITIES (continued)

On August 27, 2007, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada. Through a Letter of Credit Agreement, dated August 27, 2007, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the Guarantee. Under the Guarantee, Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under an Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

In addition, Lower Lakes has guaranteed Voyageur’s account with The St. Lawrence Seaway Management Corporation, up to CDN $120, which is offset by a set-off agreement under the Contract of Affreightment.

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the “Primary Beneficiary” of Voyageur and therefore is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company. The maximum exposure of the Company in the event the Voyageur default is CDN $845, which represents (1) Half of the CDN $1,250 guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option and (2) A guarantee of Voyageur’s account with The St. Lawrence Seaway Management Corporation, which is offset by a set-off agreement under the Contract of Affreightment.

The impact of the WMS VIE on the statement of operations for the period ending June 30, 2007 is shown below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

21.	VARIABLE INTEREST ENTITIES (continued)

	Three months ended June 30, 2007
	Rand Logistics, Inc.	Impact of Fin 46R	Consolidated
REVENUE	$25,230	$-	$25,230

EXPENSES
Outside voyage charter fees (Note 15)	2,137		2,137
Charter hire	3,141	(3,141)	-
Vessel operating expenses	15,229	2,088	17,317
Repairs and maintenance	87	7	94
General and administrative	1,692	249	1,941
Depreciation	1,229	314	1,543
Amortization of drydock costs	358	-	358
Amortization of intangibles	358	-	358
Amortization of deferred chartering agreement costs	49	-	49
Write-off of retired vessel to salvage value	-	-	-
Gain on foreign exchange	(173)	-	(173)
	24,107	(483)	23,624
INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES	1,123	483	1,606
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	572	440	1,012
Interest income	(123)	58	(65)
Loss on interest rate swap contract	-	(79)	(79)
	449	419	868
INCOME BEFORE INCOME TAXES	674	64	738
PROVISION (RECOVERY) FOR INCOME TAXES	660	(342)	318
NET INCOME BEFORE MINORITY INTEREST	14	406	420
MINORITY INTEREST	-	321	321
NET INCOME	14	85	99
PREFERRED STOCK DIVIDENDS	296	-	296
STOCK WARRANT INDUCEMENT DISCOUNT (Note 14)	957	-	957
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(1,239)	$85	$(1,154)
Net earnings (loss) per share basic (Note 19)	$(0.13)	$0.01	$(0.12)
Net earnings (loss) per share diluted (Note 19)	$(0.13)	$0.01	$(0.12)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

22.	SUBSEQUENT EVENTS

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program (Note 20) dated as of March 3, 2006. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to the employee participants. In addition, $430 is expected to be paid in cash to former employee participants and for payments of certain participants’ withholding taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts below $500,000 presented herein are in thousands and values greater than $500,000 are presented in millions except share and per share amounts.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Overview

Business

Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. Prior to the acquisition we did not conduct, or have any investment in, any operating business. In this discussion of our business, unless the context otherwise requires, references to Rand, we and us include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels, including one vessel operated under a contract of affreightment.  From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Results of Operations

Three months ended June 30, 2008.

The quarter ended June 30, 2008 was highlighted by several significant events:

(1)
We operated the three former Wisconsin & Michigan Steamship Company (WMS) time chartered vessels, which we acquired on February 13, 2008, with our own crews for a total of 273 Sailing Days, defined as “days a vessel is crewed and available for sailing,” during the three month period ended June 30, 2008. During the three month period ending June 30, 2007, these three vessels sailed only 118 days due to a strike by WMS’ licensed officers.

(2)	We operated the two former Voyageur vessels acquired in August 2007 for a total of 160 Sailing Days during the three month period ended June 30, 2008.

(3)
We operated our Saginaw vessel only 19 Sailing Days during the three month period ended June 30, 2008 compared to 91 Sailing Days during the three month period ended June 30, 2007, due to the repowering and other upgrading of that vessel.

(4)
We retired and scrapped our oldest and smallest vessel at the end of last season and accordingly did not operate such vessel during the three month period ended June 30, 2008. We operated this vessel 91 Sailing Days during the three month period ended June 30, 2007.

(5)
During the three month period ended June 30, 2008, we operated the remaining Canadian and U.S. vessels (owned or operated at the time of our March 2006 acquisition) for eleven fewer days than during the three month period ended June 30, 2007. We did, however, benefit from improved vessel utilization realized from greater scheduling flexibility, and increased backhaul opportunities available to our larger fleet.

(6)	We benefited from improving freight rates on renewed and new contracts, as well as contractual rate increases from existing contracts. The increases are due to demand exceeding supply in our markets.

(7)
We had significant improvements in boat operating metrics which allowed us to move significantly more cargo during the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.

(8)
All of our customer contracts have fuel surcharge provisions whereby increases in our fuel costs were passed on to customers. Such increases in fuel surcharges impact our margin percentages, but do not reduce our margin dollars.

(9)	We incurred $0.9 million in winter work expense during the three month period ended June 30, 2008 compared to only $94 during the three month period ended June 30, 2007.

The following table summarizes our Results of Operations during the three months ended June 30, 2008 and June 30, 2007.

Reconciliation of GAAP to Non-GAAP Measures
($ in 000’s)
	Three months ended June 30, 2008			Three months ended June 30, 2007
	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated

Revenue	43,406	-	43,406	25,230	-	25,230

Expenses
Outside voyage charter fees	6,246	-	6,246	2,137	-	2,137
Charter Hire	-	-	-	3,141	(3,141)	-
Vessel operating expenses	25,555	-	25,555	15,229	2,088	17,317
Repairs and maintenance	888	-	888	87	7	94
	32,689	-	32,689	20,594	(1,046)	19,548
Income before general and administrative, depreciation, amortization of drydock costs and intangibles, other income and expenses and income taxes (“Vessel Margin”)	10,717	-	10,717	4,636	1,046	5,682

General and administrative	2,469	-	2,469	1,692	249	1,941

EBITDA (Vessel Margin less General and administrative)	8,248	-	8,248	2,944	797	3,741

Depreciation and amortization of drydock costs, intangibles and charter hire	2,616	-	2,616	1,994	314	2,308
Loss (gain) on foreign exchange	2	-	2	(173)	-	(173)

Income before other income and expenses and income taxes	5,630	-	5,630	1,123	483	1,606
* On February 13, 2008, the Company acquired three vessels from WMS (a Variable Interest Entity (VIE) until that date). Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations for the three month period ended June 30, 2007 includes the results of WMS, as it was a VIE at that time. For a discussion of FIN 46R, see Notes 1 and 21 to our Consolidated Financial Statements for the three month period ended June 30, 2008.

Revenues during the three month period ended June 30, 2008 were $43.4 million, an increase of 72.2%, from $25.2 million during the three month period ended June 30, 2007. This increase was primarily attributable to increased Sailing Days, higher fuel surcharges, improved vessel utilization and improved trade patterns.

Management believes that each of our vessels should achieve approximately 91 Sailing Days in an average first fiscal quarter, assuming average winter weather and ice, average winter work, average capital expenditures, no major repairs, and dry-docking cycle times performed during the winter lay-up period. During the three month period ended June 30, 2008, Sailing Days increased 140 days to 955 days from 815 Sailing Days during the three month period ended June 30, 2007. The table below sets forth a reconciliation of the difference in Sailing Days between the three months ended June 30, 2007 and the three months ended June 30, 2008.

Sailing Days during the three months ended June 30, 2007	815
Sailing Days gained attributable to the WMS Vessels	155
Sailing Days gained attributable to the acquired Voyageur Vessels	160
Sailing Days lost attributable to the retirement of our oldest and smallest vessel	(91)
Sailing Days lost attributable to our remaining U.S. vessels owned or operated at the time of our March 2006 acquisition	(1)
Sailing Days lost attributable to our remaining Canadian vessels owned or operated at the time of our March 2006 acquisition	(83)
Sailing days during the three months ended June 30, 2008	955

Our Vessel Margins, which we define as revenues minus the sum of outside voyage charters fees, charter hire, vessel operating expenses, and repairs and maintenance, increased $5.0 million to $10.7 million during the three month period ended June 30, 2008, from $5.7 million during the three month period ended June 30, 2007. Excluding the VIE, Vessel Margins increased $6.1 million to $10.7 million during the three month period ended June 30, 2008, from $4.6 million during the three month period ended June 30, 2007. This increase was achieved despite a $0.8 million increase in expensed winter work.  Management believes that Vessel Margins are an important measure of the cash flow generated by individual vessels to evaluate performance and to make investment decisions.

Repairs and maintenance expenses, which consist of expensed winter work, are a component of vessel operating cost and increased $0.8 million to $0.9 million during the three month period ended June 30, 2008, from $94 during the three month period ended June 30, 2007.  The increase was primarily due to five of our vessels not commencing sailing for the 2008 season until after the beginning of the fiscal year.

Our general and administrative expenses increased $0.5 million to $2.4 million during the three month period ended June 30, 2008, from $1.9 million during the three month period ended June 30, 2007. Excluding the VIE, our general and administrative expenses increased $0.7 million to $2.4 million during the three month period ended June 30, 2008 from $1.7 million during the three month period ended June 30, 2007. The increase included $0.6 million of higher cash expenses from increased infrastructure staffing and expenses, $62 related to the increase in the Canadian dollar and $118 attributable to higher non-cash equity compensation.  Our general and administrative expense represented 5.7% of revenues during the three month period ended June 30, 2008, a decrease from 7.7% of revenues during the three month period ended June 30, 2007.

Depreciation expense rose $75 to $1.6 million during the three month period ended June 30, 2008 from $1.5 during the three month period ended June 30, 2007 due to the acquisition of the two Voyageur vessels. The increase in depreciation expense was partially offset by the retirement of our oldest and smallest vessel.

Amortization of dry-dock costs increased $209 to $0.6 million during the three month period ended June 30, 2008 from $358 during the three month period ended June 30, 2007, due to the drydocking of our two largest vessels during the winter layup period.    Amortization of intangibles increased $73 to $431 during the three month period ended June 30, 2008 from $358 during the three month period ended June 30, 2007, which was primarily attributable to the acquisition of the two Voyageur vessels in August 2007.

As a result of the items listed above, during the three month period ended June 30, 2008, income before other income and expenses and income taxes increased $4.0 million to  $5.6 million, compared to $1.6 million for the three month period ended June 30, 2007.

Interest expense increased $0.7 million to $1.7 million during the three month period ended June 30, 2008 from $1.0 million during the three month period ended June 30, 2007. The increase in interest expense was a result of the additional indebtedness incurred in connection with our acquisitions of the Voyager and WMS vessels.

We recorded a gain on interest rate swap contracts of $1.2 million during the three month period ended June 30, 2008 as a result of adjusting our swap contracts to fair value as of the end of such period. The swap contracts were entered into on February 13, 2008.

Our Income before income taxes was $5.2 million during the three month period ended June 30, 2008 compared to  $0.7 million during the three month period ended June 30, 2007.

Our provision for income tax expense increased $2.2 million to $2.5 million during the three month period ended June 30, 2008 from $318 during the three month period ended June 30, 2007.  However, such U.S. and Canadian federal tax expense will not be paid until our applicable net operating losses are utilized.

Our Net Income increased $2.6 million to $2.7 million during the three month period ended June 30, 2008 from $99 during the three month period ended June 30, 2007.

We accrued $363 for cash dividends on our preferred stock during the three month period ended June 30, 2008 compared to $296 during the three month period ended June 30, 2007.  During the three month period ended June 30, 2007, we also recorded $1.0 million of Stock Warrant Inducement Discount expense in connection with the $0.50 per warrant discount on the 1.9 million warrants which were exercised during that period.

As a result of the items above, our Net Income Applicable to Common stockholders increased $3.5 million to $2.3 million during the three month period ended June 30, 2008 compared to a loss of $1.2 million during the three month period ended June 30, 2007.

Impact of Inflation and Changing Prices

During the three month period ended June 30, 2008, there were major increases in our fuel costs. However, our contracts with our customers provide for recovery of these costs through fuel surcharges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility, proceeds from warrant exercises and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, financing and investing activities) which is included in our consolidated financial statements for the three month periods ended June 30, 2007 and June 30, 2008.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Investments in Capital Expenditures and Dry-Dockings

We recorded $6.4 million in capital expenditures during the three month period ended June 30, 2008, which included $2.9 million not yet paid as of June 30, 2008. Our primary capital expenditures during such period were the repowering of one vessel and winter work on four other vessels.  Total vessel capital expenditures related to the winter 2008 season (which ended during the three month period ended June 30, 2008) were $20.7 million.  We also invested $305 in dry-docking expenses during the three month period ended June 30, 2008.  Total vessel dry-docking expenditures for the winter 2008 season (which ended during the three month period ended June 30, 2008) were $4.0 million. Drydocking expenditure included substantial one-time steel work on one of the acquired Voyageur vessels which was exposed to salt water.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At June 30, 2008, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $49.7 million of term borrowings in Canada and CDN $11.6 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows by country, the sudden change in exchange rates can increase the indebtedness converted to US dollars before the operating cash flows can make up for such a currency conversion change.

From a cash flow perspective, our operations are insulated against changes in currency rates as operations in Canada and the United States have revenues and expenditures denominated in local currencies and our operations are cash flow positive. However, as stated above, the majority of our financial liabilities are denominated in Canadian dollars which exposes us to currency risks related to principal payments and interest payments on such financial liability instruments.

Interest Rate Risk

We are exposed to changes in interest rates associated with revolving our indebtedness under our credit facility. Our credit facility carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and US Prime Rates and Libor Rates on US borrowings.

We entered into two interest rate swap contracts for all of our term loans for the full term of such loans based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the June 30, 2008 financial statements for a discussion of outstanding options and warrants.

On August 27, 2007, in connection with the acquisition of the Voyageur vessels, Lower Lakes entered into a guarantee with GE Canada Finance Holding Company pursuant to which Lower Lakes agreed to guarantee up to CDN $1.25 million of Voyageur’s indebtedness to GE Canada. Lower Lakes’ maximum future payments under the guarantee are limited to CDN $1.25 million plus the costs and expenses GE Canada incurs while enforcing its rights under the guarantee. Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under its contract of affreightment with Lower Lakes.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the guarantee, including (i) the right to exercise its option to acquire the vessel owned by Voyageur and securing Voyageur’s GE Canada indebtedness and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the guarantee, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the guarantee through a CDN $0.6 million letter of credit provided to Lower Lakes.

Voyageur has been determined to be a variable interest entity under United States generally accepted accounting principles. We have determined that we are not a “Primary Beneficiary” of Voyageur’s remaining business and therefore not required to consolidate Voyageur’s financial statements. For a discussion of Variable Interest Entities, see Note 21 to our financial statements.

Critical Accounting Policies

Our significant accounting policies are presented in Note 1 to our consolidated financial statements included in this quarterly report on Form 10-Q, and the following summaries should be read in conjunction with the financial statements and the related notes included in this quarterly report.  While all accounting policies affect the financial statements, certain policies may be viewed as critical.

The following critical accounting policies are those that are most important to the portrayal of our financial statements and results of operations and that require management’s most subjective or complex judgments and estimates.

Revenue recognition

 We generate revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis.  Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination, when the following conditions are met: we have a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are insignificant and amount to less than 1% of total revenues for the periods presented.  We subcontract excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  In addition, revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Costs for subcontracted freight providers, presented as “Outside voyage charter fees” on the statement of operations are recognized ratably over the voyage.

Intangible assets and goodwill

We adopted Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.  Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, we review goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation.  These costs were amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

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

Property and equipment

      Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

Vessels	4 - 25 years straight-line

Leasehold improvements	7 - 11 years straight-line

Furniture and equipment	20% declining-balance

Vehicles	20% declining-balance

Computer equipment	45% declining-balance

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

Repairs and maintenance

Our vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The vast majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive. We expense such routine repairs and maintenance costs. Significant repairs to our vessels, whether owned or available to us under a time charter, such as major engine overhauls and hull repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel, or leasehold improvements to a vessel leased under time charter agreement.

Impairment of long-lived assets

Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  We evaluate impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values.  We determine fair value of goodwill by evaluating the fair value of the acquired business as well as using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill.  This requires us to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our services and future market conditions. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. We believe that such tax benefits will be realized.

Accounting for uncertainty in income taxes

       The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) effective April 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

       The adoption of FIN 48 did not result in a cumulative effect adjustment to accumulated deficit. At April 1, 2007, the Company had $nil of unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods.

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

Stock-based compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

Variable interest entities

        Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation (“FIN”) 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21 to the consolidated financial statements for the three month period ended June 30, 2008). Two VIE’s have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 8 to the consolidated financial statements for the three month period ended June 30, 2008) is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

       On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of June 30, 2007 includes the results of WMS, as it was a VIE at that time.

Recently Issued Pronouncements

   Non-controlling interests in consolidated financial statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Business Combinations

On December 4, 2007, the FASB also issued SFAS No. 141(R), “Business Combinations”. This statement also applies to fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company as of the beginning of Fiscal 2010, including interim periods thereafter. The implementation of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not anticipated to have an effect on the Company’s consolidated financial statements.

IFRS

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will issue some guidance on this potential adoption by December 31, 2008. We are currently investigating the implications to the Company should we be required to adopt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

As of June 30, 2008, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date: August 14, 2008	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.