Form 10-Q
period 2008-09-30
Rand Logistics, Inc.
filed 2008-11-13
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

12,884,339 shares of Common Stock, par value $.0001, were outstanding at November 13, 2008.

RAND LOGISTICS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	September 30,	March 31,
ASSETS	2008	2008
CURRENT
Cash and cash equivalents	$8,350	$5,626
Accounts receivable, net (Note 3)	19,739	3,468
Prepaid expenses and other current assets (Note 4)	4,033	3,122
Income taxes receivable	193	193
Interest rate swap contract (Note 18)	154	-
Deferred income taxes	517	1,355
Total current assets	32,986	13,764
PROPERTY AND EQUIPMENT, NET (Note 5)	96,549	96,349
DEFERRED INCOME TAXES	15,003	20,318
DEFERRED DRYDOCK COSTS, NET (Note 6)	8,091	9,082
INTANGIBLE ASSETS, NET (Note 7)	16,428	17,979
GOODWILL (Note 7)	10,193	10,193
Total assets	$179,250	$167,685
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$13,905	$269
Accounts payable	9,492	14,985
Accrued liabilities (Note 10)	8,426	7,243
Acquired Management Bonus Program (Note 20)	463	3,000
Interest rate swap contract (Note 18)	844	1,274
Income taxes payable	421	422
Deferred income taxes	1,012	1,508
Current portion of long-term debt (Note 11)	4,580	3,521
Total current liabilities	39,143	32,222
LONG-TERM DEBT (Note 11)	62,977	66,896
OTHER LIABILITIES	232	-
DEFERRED INCOME TAXES	14,309	14,703
Total liabilities	116,661	113,821
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 14)	14,900	14,900
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 12,602,893 shares (Note 14)	1	1
Additional paid-in capital	61,283	58,350
Accumulated deficit	(13,367)	(20,465)
Accumulated other comprehensive income (loss)	(228)	1,078
Total stockholders’ equity	62,589	53,864
Total liabilities and stockholders’ equity	$179,250	$167,685

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months ended September 30, 2008	Six months ended September 30, 2007
REVENUE	$52,289	$28,877	$95,695	$54,107

EXPENSES
Outside voyage charter fees (Note 15)	6,062	2,434	12,308	4,571
Vessel operating expenses	30,357	19,783	55,911	37,100
Repairs and maintenance	-	-	888	94
General and administrative	2,662	2,802	5,131	4,743
Depreciation	1,785	1,620	3,403	3,163
Amortization of drydock costs	566	415	1,134	773
Amortization of intangibles	440	401	871	759
Amortization of chartering agreement costs	-	47	-	96
Gain on foreign exchange	(43)	(46)	(41)	(219)
	41,829	27,456	79,605	51,080
INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES	10,460	1,421	16,090	3,027

OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,799	1,105	3,473	2,117
Interest income	(1)	(77)	(6)	(142)
Interest rate swap contracts	662	87	(572)	8
	2,460	1,115	2,895	1,983
INCOME BEFORE INCOME TAXES	8,000	306	13,195	1,044
PROVISION (RECOVERY) FOR INCOME TAXES
Current	-	10	-	(33)
Deferred	2,807	11	5,323	372
NET INCOME BEFORE MINORITY INTEREST	5,193	285	7,872	705
MINORITY INTEREST (Note 21)	-	(353)	-	(32)
NET INCOME	5,193	638	7,872	737
PREFERRED STOCK DIVIDENDS	411	296	774	592
STOCK WARRANT INDUCEMENT DISCOUNT	-	1,025	-	1,982
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$4,782	$(683)	$7,098	$(1,837)

Net earnings (loss) per share basic (Note 19)	$0.38	$(0.06)	$0.58	$(0.17)
Net earnings (loss) per share diluted	$0.34	$(0.06)	$0.52	$(0.17)
Weighted average shares basic	12,436,508	11,917,519	12,271,685	10,618,842
Weighted average shares diluted	15,345,199	11,917,519	15,075,817	10,618,842

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
 (U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Surplus	Minority Interest	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	VIE	Income (Loss)	Equity
Balances, March 31, 2007	8,127,177	$1	300,000	$14,900	$38,407	$(5,947)	$176	$(1,073)	$46,464
Net loss before minority interest	-	-	-	-	-	(11,417)	-	-	(11,417)
Minority interest	-	-	-	-	-	176	(176)	-	-
Preferred dividend	-	-	-	-	-	(1,295)	-	-	(1,295)
Warrant conversion, net of stock warrant inducement discount (Note 14)	3,964,965	-	-	-	19,825	(1,982)	-	-	17,843
Restricted stock issued (Note 14)	12,909	-	-	-	75	-	-	-	75
Stock options issued (Note 14)	-	-	-	-	43	-	-	-	43
Translation adjustment	-	-	-	-	-	-	-	2,151	2,151
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$-	$1,078	$53,864
Net income	-	-	-	-	-	2,679	-	-	2,679
Preferred dividend	-	-	-	-	-	(363)	-	-	(363)
Stock options issued (Note 14)	-	-	-	-	66	-	-	-	66
Translation adjustment	-	-	-	-	-	-	-	120	120
Balances, June 30, 2008	12,105,051	$1	300,000	$14,900	$58,416	$(18,149)	$-	$1,198	$56,366
Net income	-	-	-	-	-	5,193	-	-	5,193
Preferred dividend	-	-	-	-	-	(411)	-	-	(411)
Unrestricted shares issued under management bonus program	478,232	-	-	-	2,644	-	-	-	2,644
Warrant conversion (Note 14)	15,226	-	-	-	76	-	-	-	76
Warrant extinguishment	-	-	-	-	(9)	-	-	-	(9)
Restricted stock issued (Note 14)	4,384	-	-	-	25	-	-	-	25
Stock options issued (Note 14)	-	-	-	-	131	-	-	-	131
Translation adjustment	-	-	-	-	-	-	-	(1,426)	(1,426)
Balances, September 30, 2008	12,602,893	$1	300,000	$14,900	$61,283	$(13,367)	$-	$(228)	$62,589

Note: Comprehensive income (loss) for the three months ended September 30, 2008 was $3,767, for the six months ended September 30, 2008 was $6,566 and $(9,266) for the year ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Six months ended September 30, 2008	Six months ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,872	$705
Adjustments to reconcile net income to net cash used
by operating activities
Depreciation and amortization of drydock costs	4,537	3,936
Amortization of intangibles and deferred financing costs	1,085	1,044
Deferred income taxes	5,263	372
Interest rate swap contracts	(572)	8
Equity compensation	401	-
Other liabilities	232	-
Changes in non cash operating working capital:
Accounts receivable	(16,271)	(14,213)
Prepaid expenses and other current assets	(911)	(60)
Accounts payable and accrued liabilities	(5,471)	(37)
Income taxes payable	-	(124)
	(3,835)	(8,369)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,074)	(518)
Acquisition of business	-	(24,520)
Sale proceeds of retired vessel	250	-
Deferred drydock costs	(305)	(743)
	(6,129)	(25,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	76	17,843
Warrant extinguishment	(9)	-
Proceeds from long-term debt	-	17,117
Long-term debt repayment	(1,145)	(2,314)
Debt financing costs	-	(330)
Proceeds from bank indebtedness	21,781	3,885
Repayment of bank indebtedness	(7,596)	(6,181)
	13,107	30,020
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(419)	(67)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,724	(4,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,626	7,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,350	$3,010
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payment of interest	$2,796	$1,594
Payment of income taxes	$-	$132
Unpaid purchase of property and equipment	$314	$-
Shares issued under management bonus program	$2,646	-

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

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from the March 31, 2008 audited consolidated financial statements. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2008.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their credit worthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.  The Company has an allowance for doubtful accounts of $54 as of September 30, 2008 and $50 as of March 31, 2008.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

Intangible assets and goodwill

The Company has adopted Statements of Financial Accounting Standards (SFAS) No.141, "Business Combinations" (“SFAS 141”) and SFAS No. 142, "Goodwill and other Intangible Assets (“SFAS 142”)." The purchase price of businesses acquired was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill. In accordance with SFAS No. 142, goodwill is not amortized but instead measured for impairment at least annually in the fourth fiscal quarter, and when events indicate that an impairment exists. As required by FAS 142, our impairment tests for goodwill and other indefinite-lived intangible assets compare the estimated fair value of goodwill and other intangible assets to the carrying value.

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

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods for capital assets are as follows:

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

Presentation of Taxes Collected from Customers (Gross Versus Net)

The Company has adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).”  The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statement of operations

Income taxes

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

Advertising costs

The Company expenses all advertising costs as incurred. These costs are included in administrative costs and were insignificant during the periods presented.

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

Variable interest entities

In 2006, the Company implemented FASB Interpretation (“FIN”) 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21). Two VIE’s have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 8) is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of September 30, 2007 includes the results of WMS, as it was a VIE at that time.

2.         RECENTLY ISSUED PRONOUNCEMENTS

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” . The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Non-controlling interests in consolidated financial statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, (“SFAS 160”) an amendment of ARB No. 51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

3.        ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $54 as of September 30, 2008 and $50 as of March 31, 2008. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

4.        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2008	March 31, 2008
Prepaid insurance	$660	$605
Fuel and lubricants	2,989	1,966
Deposits and other prepaids	384	551
	$4,033	$3,122

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2008	March 31, 2008
Cost
Vessels	$104,162	$101,519
Leasehold improvements	2,059	1,865
Furniture and equipment	120	122
Vehicles	19	-
Computer equipment and purchased software	2,115	1,592
	$108,475	$105,098
Accumulated depreciation
Vessels	$11,347	$8,301
Leasehold improvements	335	250
Furniture and equipment	42	35
Vehicles	1	-
Computer equipment and purchased software	201	163
	11,926	8,749
Total Net Property and Equipment	$96,549	$96,349

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

6.         DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30, 2008	March 31, 2008
Drydock expenditures	$11,061	$10,991
Accumulated amortization	2,970	1,909
	$8,091	$9,082

7.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2008	March 31, 2008
Intangible assets
Deferred financing costs	$2,087	$2,134
Trademarks and trade names	977	1,003
Non-competition agreements	2,239	2,298
Customer relationships and contracts	15,507	15,959
Total identifiable intangibles	$20,810	$21,394
Accumulated amortization
Deferred financing costs	$278	$71
Trademarks and trade names	252	208
Non-competition agreements	1,603	1,326
Customer relationships and contracts	2,249	1,810
	4,382	3,415
Total intangible assets, net	$16,428	$17,979
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years ending September 30, is estimated as follows:

2009	$2,171
2010	1,563
2011	1,548
2012	1,548
2013	1,270
$8,100

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

In connection with the sale of vessels under the Vessel Purchase Agreement:

- WMS repaid all amounts owed to Rand Finance Corp., a wholly owned subsidiary of Rand Logistics Inc., under that certain Note Purchase Agreement, dated as of August 1, 2006 as well as a subordinated note payable to a third party;

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

As discussed in detail in Note 11, the Company amended and restated the credit agreement with its senior lender on February 13, 2008. At September 30, 2008 and March 31, 2008, the Company had authorized operating lines of credit under this restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing $13,905 at September 30, 2008 ($269 at March 31, 2008), and maintained letters of credit of CDN $1,325.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11. The effective interest rates on the operating lines of credit at September 30, 2008 were 6.86% and March 31, 2008 were 8.11% on the Canadian line of credit and 6.50% and 8% respectively on the U.S. operating line of credit.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2008	March 31, 2008
Transaction costs	$174	$244
Payroll	2,206	1,832
Preferred stock dividends	2,366	1,592
Professional fees	411	522
Interest	472	428
Winter work and capital expenditures	395	1,330
Capital and franchise taxes	365	178
Other	2,037	1,117
	$8,426	$7,243

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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company is in compliance with those covenants as of September 30, 2008.

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

The effective interest rates on the term loans at September 30, 2008 and March 31, 2008 including the effect from interest rate swap contracts were 7.84% on the Canadian term loan, 9.09% on the Canadian engine loan and 7.40%  on the US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

11.	LONG-TERM DEBT (continued)

		September 30, 2008	March 31, 2008
a)
Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option.  The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013.  The term loan is collateralized by the existing and newly acquired assets of the Company.
		$ 38,532	$ 40,624

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	7,392	7,793

c)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	21,633	22,000

		$ 67,557	$ 70,417

	Less amounts due within 12 months	4,580	3,521

		$ 62,977	$ 66,896

Principal payments are due as follows:

2009	$4,580
2010	4,580
2011	4,580
2012	4,580
2013	49,237
$67,557

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

12.      COMMITMENTS

The Company entered into a bareboat charter agreement on March 3, 2006 for the McKee Sons barge which expires in 2018.  The lease was amended on February 18, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel by year ending September 30 and thereafter for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2009	$695
2010	695
2011	695
2012	696
2013	695
Thereafter	3,717
$7,193

The Company has not entered into any other significant operating leases.

13.      CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $293 as of September 30, 2008 and $363 as of  March 31, 2008 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement (see Note 8) with Voyageur, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.       STOCKHOLDERS’ EQUITY

At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ unit purchase option. Each warrant allowed its holder to purchase one fully paid and non-assessable share of the Company’s common stock at the price of $5.00 per share. The warrants expired on October 26, 2008. The Company could call the warrants for redemption, in whole and not in part, at a price of $.01 per warrant at any time after the warrants became exercisable, upon not less than 30 days prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the Company’s common stock equaled or exceeded $8.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

Options and warrants issued in conjunction with the Company’s initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of SFAS 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.

The exercise price and number of shares of common stock issuable on exercise of the warrants could be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants could not be adjusted for issuances of common stock at a price below their respective exercise prices.

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

During the three months ended September 30, 2008, 15,226 warrants were exercised for cash generating $76.

On September 23, 2008, the Company announced an offer to holders of all 5,194,489 outstanding, publicly-traded warrants that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered, without paying a cash exercise price.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.      STOCKHOLDERS’ EQUITY (continued)

The following continuity schedule summarizes outstanding share purchase warrants:

	Outstanding warrants	Exercise Price	Cumulative proceeds from exercise of warrants
Balance March 31, 2007	9,196,180		$19
Issued	-		-
Exercised	(3,964,965)	$4.50	17,843
Balance March 31, 2008	5,231,215		$17,862
Issued	-		-
Exercised	-		-
Balance June 30, 2008	5,231,215		$17,862
Issued	-		-
Exercised	(15,226)	5.00	76
Extinguished	(21,500)		(9)
Balance September 30, 2008	5,194,489		$17,929

Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant until July 13, 2007 and $5.00 thereafter. The total stock warrant inducement discount was $Nil for the three months period ended September 30, 2008 ($1,025 for the three months period ended September 30, 2007).

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

The shares of Series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2008 was $2,366 and at March 31, 2008 was $1,592.

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

On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company has recorded expense of $90 for three months ended September 30, 2008 and 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares  vested on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

Since January 2007, share-based compensation has been granted to Management and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described in Note 20. The Company has reserved 2,500,000 shares for grants to management and directors under the 2007 Long Term Incentive Plan (“LTIP”) for Employees, Officers, Directors and Consultants.  At September 30, 2008, a total of 2,002,924 shares were available under the Plans for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through September 30, 2008 are as follows:

Restricted Shares — All of the restricted shares granted to management to date generally vest over three years. No new grants of restricted shares have been issued to Management since January 2007.  All of the vested shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 15, 2008 for services through March 31, 2008. The second award in the amount of 4,384 shares for the services through March 31, 2009 was made on August 7, 2008.

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program as discussed in detail in note 20. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to the employee participants.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.      STOCKHOLDERS’ EQUITY (continued)

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2008, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the 2008 grants and 4.14% for the 2009 grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the “simplified method” per the Securities and Exchange Commission Staff Accounting Bulletin 107. This method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 36.99% for the 2008 grants and 39.49% for the 2009 grants. Options outstanding (479,785) at September 30, 2008, had a remaining weighted average contractual life of approximately nine years and seven months. The Company has recorded compensation expenses of $131 for three months ended September 30, 2008 and $Nil for three months ended September 30, 2007.

15.      OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers to supplement the existing shipments made by the Company’s operated vessels.

16.       INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months ended September 30, 2008	Six months ended September 30, 2007
Bank indebtedness	$263	$65	$443	$158
Amortization of deferred finance costs	106	99	214	188
Long-term debt – senior	1,217	879	2,534	1,650
Long-term debt – subordinated	-	62	-	121
Interest rate swap	213	-	282	-
	$1,799	$1,105	$3,473	$2,117

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

17.      SEGMENT INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Information about geographic operations is as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months ended September 30, 2008	Six months ended September 30, 2007
Revenues by country
Canada	$35,163	$16,505	$62,533	$29,958
United States	17,126	12,372	33,162	24,149
	$52,289	$28,877	$95,695	$54,107

Net income (loss) applicable to common stockholders by country
Canada	$4,189	$1,842	$5,577	$2,968
United States	593	(2,525)	1,521	(4,805)
	$4,782	$(683)	$7,098	$(1,837)

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2008	March 31, 2008
Property and equipment by country
Canada	$67,170	$66,214
United States	29,379	30,135
	$96,549	$96,349
Intangible assets by country
Canada	$12,693	$13,954
United States	3,735	4,025
	$16,428	$17,979

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$115,459	$114,023
United States	63,791	53,662
	$179,250	$167,685

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

18.      FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable, long-term debts and accrued liabilities and bank indebtedness.  The estimated fair values of cash, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The Company has recorded a liability of $844 and an asset of $154 as of September 30, 2008 (liability of $1,274 as of March 31, 2008) for two interest rate swap contracts on the Company’s term debt. For three months period ended September 30, 2008 the fair value of the interest rate swap contracts has resulted in a loss of $662 ($87 for three months period ended September 30, 2007). This loss is included in the earnings and the fair value of the contracts is included in current assets and liabilities on the Consolidated Balance Sheet.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

19.      EARNINGS PER SHARE

The Company has a total of 12,602,893 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 15,345,199 shares for the quarter ended September 30, 2008 and 15,611,708 shares for the quarter ended September 30, 2007 based on the following calculations. Since the calculation for September 30, 2007 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 11,917,519. Warrants issued from the initial prospectus and over allotment converts to 489,336 based on the average quarterly price of $5.52 as of September 30, 2008 and  1,274,834 based on the average quarterly share price of $5.95 as of September 30, 2007  and convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option are identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share.  The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Six Months ended September 30, 2008	Six Months ended September 30, 2007

Numerator:
Net income before minority interest and preferred stock dividend	$5,193	$285	$7,872	$705
Preferred stock dividends	(411)	(296)	(774)	(592)
Minority interest	-	353	-	32
Stock warrant inducement discount	-	(1,025)	-	(1,982)
Net Income (loss) available to common stockholders	$4,782	$(683)	$7,098	$(1,837)
Denominator:
Weighted average common shares for basic EPS	12,436,508	11,917,519	12,271,685	10,618,842
Effect of dilutive securities:
Total outstanding warrants	5,194,489	5,231,215	5,194,489	5,231,215
Average exercise price	$5.00	$4.50	$5.00	$4.50
Average price during period	$5.52	$5.95	$5.40	$6.48
Shares that could be acquired with the proceeds of warrants	4,705,153	3,956,381	4,809,712	3,632,788
Dilutive shares due to warrants	489,336	1,274,834	384,777	1,598,427
Long term incentive stock option plan	425,782	-	334,989	-
Average exercise price of stock options	$5.66	-	$5.66	-
Shares that could be acquired with the proceeds of options	-	-	-	-
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	15,345,199	11,917,519	15,075,817	10,618,842
Basic EPS	$0.38	$(0.06)	$0.58	$(0.17)
Diluted EPS	$0.34	$(0.06)	$0.52	$(0.17)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

20.      MANAGEMENT BONUS PROGRAM

On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program (the “Program”), the participants of which were employed by Lower Lakes or its affiliates.  Participants were eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. Awards would be settled on July 31, 2008 and could be settled in cash and/or shares of the Company's common stock, or any combination thereof, all at the discretion of the plan administrator, and would be subject to a cap which limits appreciation of the initial plan account balance to the percentage increase in the market price of the Company's common stock between the closing date and the award settlement date. Subject to a participant's separation from service of the Company, on each of March 31, 2006, 2007 and 2008, each participant then employed by the Company or one of its affiliates vested one-third of such participant's plan account balance. The Company would grant registration rights to any participant that were issued shares of the Company's common stock in settlement of an award under the management bonus program.

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

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $309 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes. The company has remaining liabilities of $463 for this program.

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

The impact of the WMS VIE on the statement of operations for the period ending September 30, 2007 is shown below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

21.      VARIABLE INTEREST ENTITIES (continued)

	Three months ended September 30, 2007			Six months ended September 30, 2007
	Rand Logistics, Inc.	Impact of Fin 46R	Consolidated	Rand Logistics, Inc.	Impact of Fin 46R	Consolidated
REVENUE	$28,877	$-	$28,877	$54,107	$-	$54,107

EXPENSES
Outside voyage charter fees (Note 15)	2,434		2,434	4,571		4,571
Charter hire	2,650	(2,650)	-	5,791	(5,791)	-
Vessel operating expenses	18,204	1,579	19,783	33,433	3,667	37,100
Repairs and maintenance	-	-	-	87	7	94
General and administrative	2,636	166	2,802	4,328	415	4,743
Depreciation	1,305	315	1,620	2,534	629	3,163
Amortization of drydock costs	415	-	415	773	-	773
Amortization of intangibles	401	-	401	759	-	759
Amortization of chartering agreement costs	47	-	47	96	-	96
Gain on foreign exchange	(46)	-	(46)	(219)	-	(219)
	28,046	(590)	27,456	52,153	(1,073)	51,080
INCOME BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES	831	590	1,421	1,954	1,073	3,027
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	669	436	1,105	1,241	876	2,117
Interest income	(137)	60	(77)	(260)	118	(142)
Interest rate swap contract	-	87	87	-	8	8
	532	583	1,115	981	1,002	1,983
INCOME BEFORE INCOME TAXES	299	7	306	973	71	1,044
PROVISION (RECOVERY) FOR INCOME TAXES	(286)	307	21	374	(35)	339
NET INCOME BEFORE MINORITY INTEREST	585	(300)	285	599	106	705
MINORITY INTEREST	-	(353)	(353)	-	(32)	(32)
NET INCOME	585	53	638	599	138	737
PREFERRED STOCK DIVIDENDS	296	-	296	592	-	592
STOCK WARRANT INDUCEMENT DISCOUNT	1,025	-	1,025	1,982	-	1,982
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(736)	$53	$(683)	$(1,975)	$138	$(1,837)
Net earnings (loss) per share basic (Note 19)	$(0.06)	$0.00	$(0.06)	$(0.19)	$0.02	$(0.17)
Net earnings (loss) per share diluted (Note 19)	$(0.06)	$0.00	$(0.06)	$(0.19)	$0.02	$(0.17)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars)

22.       SUBSEQUENT EVENTS

Pursuant to the warrant tender offer made on September 23, 2008 (Note 14) to all holders of the 5,194,489 outstanding warrants, a total of 5,045,275 warrants were tendered for cashless exercise.  As a result of the exercise of the warrants, 201,811 shares of common stock were issued.  The offer expired on October 24, 2008.  In addition, 74,659 warrants were exercised for cash after September 30 prior to the expiration of the warrants on October 26, 2008.

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

On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. Prior to the acquisition we did not conduct, or have any investment in, any operating business. In this discussion of our business, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

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

Recent Events

Warrant Tender Offer and Expiration

On September 23, 2008, we announced an offer to holders of our 5,194,489 outstanding, publicly-traded warrants, that would permit the cashless exercise of the warrants for a limited time. The shares underlying such warrants, if issued upon exercise, would have represented approximately 41.2% of our outstanding shares at commencement of the offer.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered, without paying a cash exercise price.

The offer commenced on September 26, 2008, and ended on October 24, 2008.  5,045,275 warrants, or approximately 97.1% of the 5,194,489 publicly traded warrants then outstanding, were tendered for cashless exercise in exchange for 201,811 shares of our common stock, or 1.6% of common shares outstanding at the commencement of the offer.  An additional 74,659 warrants were exercised during the offer period generating $373 of proceeds.  The Company’s expenses in connection with the warrant tender offer are estimated to be approximately $100.  Pursuant to their terms, the Company’s remaining 74,555 warrants expired on October 26, 2008.

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The quarter ended September  30, 2008 was highlighted by several significant events:

(1)
We operated the three former Wisconsin & Michigan Steamship Company (“WMS”) time chartered vessels, which we acquired on February 13, 2008,  for a total of 264 Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended September 30, 2008. During the three month period ended September 30, 2007, these three vessels sailed only 60 Sailing Days due to a strike by WMS’s licensed officers.

(2)
We operated the two former Voyageur vessels, which we acquired on August 27, 2007, for a total of 184 Sailing Days during the three month period ended September 30, 2008, compared to only 68 Sailing Days during the three month period ended September 30, 2007.

(3)
We retired and scrapped our oldest and smallest vessel in late December 2007 and accordingly did not operate such vessel during the three month period ended September 30, 2008. We operated this vessel 92 Sailing Days during the three month period ended September 30, 2007.

(4)
We operated the Canadian and U.S. vessels Lower Lakes owned or operated at the time of our March, 2006 acquisition for fifteen more Sailing Days during the three month period ended September 30, 2008 than during the three month period ended September 30, 2007. We also benefited from improved vessel utilization realized from greater scheduling flexibility and increased backhaul opportunities.

(5)	We benefited from improving freight rates on new and renewed contracts, as well as contractual rate increases from existing contracts.

(6)
We had significant improvements in boat operating metrics which allowed us to increase the percentage of time that the Company’s vessels were loaded.  Consequently, we moved significantly more cargo during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007.

(7)
Each of our customer contracts have fuel surcharge provisions whereby increases in our fuel costs are passed on to our customers.  Increases in fuel surcharges impact our margin percentages, but do not reduce our margin dollars.

The following table summarizes our Results of Operations during the three months ended September 30, 2008 and September 30, 2007.

Reconciliation of GAAP to Non-GAAP Measures
($ in 000’s)
	Three months ended September 30, 2008			Three months ended September 30, 2007

	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated

Revenue	52,289	-	52,289	28,877	-	28,877

Expenses
Outside voyage charter fees	6,062	-	6062	2,434	-	2,434
Charter Hire	-	-	-	2,650	(2,650)	-
Vessel operating expenses	30,357	-	30,357	18,204	1,579	19,783
Repairs and maintenance	-	-	-	-	-	-
	36,419	-	36,419	23,288	(1,071)	22,217
Income before general and administrative, depreciation, amortization of drydock costs and intangibles, other income and expenses and income taxes (“Vessel Margin”)	15,870	-	15,870	5,589	1,071	6,660

General and administrative	2,662	-	2,662	2,636	166	2,802

EBITDA (Vessel Margin less General and administrative)	13,208	-	13,208	2,953	905	3,858

Depreciation and amortization of drydock costs, intangibles and charter hire	2,791	-	2,791	2,168	315	2,483

Loss (gain) on foreign exchange	(43)	-	(43)	(46)	-	(46)

Income before other income and expenses and income taxes	10,460	-	10,460	831	590	1,421
* On February 13, 2008, the Company acquired three vessels from WMS (a Variable Interest Entity (“VIE”) until that date). Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations for the three month period ended September 30, 2007 includes the results of WMS, as it was a VIE at that time. For a discussion of FIN 46R, see Notes 1 and 21 to our Consolidated Financial Statements for the three month period ended September 30, 2008.

Management believes that our financial results which exclude the VIE are the most precise means of making an informed comparison of our results of operations versus the prior year period.  EBITDA represents earnings before interest, income tax expense, depreciation and amortization, loss on asset disposal, and loss (gain) on foreign exchange.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as measures of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation.  A reconciliation of GAAP income before other income and expenses and income taxes to EBITDA is included in the financial tables above.  Vessel Margin represents EBITDA plus general and administrative expenses.  Vessel Margin is not a measure of performance calculated in accordance with GAAP, is unaudited and considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as measures of liquidity.  Management believes that Vessel Margins are an important measure of the cash flow generated by individual vessels to evaluate performance and to make investment decisions.  A reconciliation of GAAP income before other income and expenses and income taxes to Vessel Margin is included in the financial tables above.

Revenues during the three month period ended September 30, 2008 were $52.3 million, an increase of 81.1% from $28.9 million during the three month period ended September 30, 2007. This increase was primarily attributable to increased Sailing Days, higher fuel surcharges, improved vessel utilization and improved trade patterns.

Management believes that each of our vessels should achieve approximately 92 Sailing Days in an average second fiscal quarter, assuming no major repairs or incidents, and normal dry-docking cycle times performed during the winter lay-up period. During the three month period ended September 30, 2008, Sailing Days increased 243 days to 1,092 days from 849 Sailing Days during the three month period ended September 30, 2007. The table below sets forth a reconciliation of the difference in Sailing Days between the three month period ended September 30, 2007 and the three month period ended September 30, 2008.

Sailing Days during the three months ended September 30, 2007	849
Sailing Days gained attributable to the WMS Vessels	204
Sailing Days gained attributable to the acquired Voyageur Vessels	116
Sailing Days lost attributable to the retirement of our oldest and smallest vessel	(92)
Change in Sailing Days of our U.S. vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	0
Sailing Days gained attributable to our Canadian vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	15
Sailing Days during the three months ended September 30, 2008	1,092

Our Vessel Margins, which we define as revenues minus the sum of outside voyage charters fees, charter hire, vessel operating expenses, and repairs and maintenance, increased $9.2 million to $15.9 million during the three month period ended September 30, 2008, from $6.7 million during the three month period ended September 30, 2007. Excluding the VIE, Vessel Margins increased $10.3 million to $15.9 million during the three month period ended September 30, 2008, from $5.6 million during the three month period ended September 30, 2007 due to improved freight rates and operating metrics.

Our general and administrative expenses decreased $140 to $2.7 million during the three month period ended September 30, 2008, from $2.8 million during the three month period ended September 30, 2007. Excluding the VIE, our general and administrative expenses increased $26 to $2.7 million during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007. Our general and administrative expense represented 5.1% of revenues during the three month period ended September 30, 2008, a decrease from 9.7% of revenues during the three month period ended September 30, 2007.

Depreciation expense rose $165 to $1.8 million during the three month period ended September 30, 2008 from $1.6 during the three month period ended September 30, 2007.  This increase in depreciation expense was attributable to the acquisition of the two Voyageur vessels, but was partially offset by the retirement of our oldest and smallest vessel.

Amortization of dry-dock costs increased $151 to $0.6 million during the three month period ended September 30, 2008 from $415 during the three month period ended September 30, 2007, due to the drydocking of our two largest vessels during the winter layup period.    Amortization of intangibles increased $39 to $440 during the three month period ended September 30, 2008 from $401 during the three month period ended September 30, 2007, which was primarily attributable to the acquisition of the two Voyageur vessels in August 2007.

As a result of the items listed above, during the three month period ended September 30, 2008, income before other income and expenses and income taxes increased $9.1 million to $10.5 million, compared to $1.4 million for the three month period ended September 30, 2007.

Interest expense increased $0.7 million to $1.8 million during the three month period ended September 30, 2008 from $1.1 million during the three month period ended September 30, 2007. The increase in interest expense was a result of the additional indebtedness incurred in connection with our acquisitions of the Voyager and WMS vessels and the repowering upgrade to the Saginaw.

We recorded a loss on interest rate swap contracts of $0.7 million during the three month period ended September 30, 2008 as a result of adjusting our swap contracts to fair value as of the end of such period. The swap contracts were entered into on February 13, 2008.  Our senior credit facility requires us to enter into a specified level of interest rate swap contracts.

Our income before income taxes was $8.0 million during the three month period ended September 30, 2008 compared to $306 during the three month period ended September 30, 2007.

Our provision for income tax expense increased $2.8 million to $2.8 million during the three month period ended September 30, 2008 from $21 during the three month period ended September 30, 2007.  However, such U.S. and Canadian federal tax expense will not be paid until we utilize our applicable net operating losses of approximately $45.6 million.

Our net income increased $4.6 million to $5.2 million during the three month period ended September 30, 2008 from $0.6 million during the three month period ended September 30, 2007.

We accrued $411 for cash dividends on our preferred stock during the three month period ended September 30, 2008 compared to $296 during the three month period ended September 30, 2007.  During the three month period ended September 30, 2007, we recorded $1.0 million of Stock Warrant Inducement Discount expense in connection with the $0.50 per warrant discount on the 2.1 million warrants which were exercised during that period.

As a result of the items above, our net income applicable to common stockholders increased $5.5 million to $4.8 million during the three month period ended September 30, 2008 compared to a loss of $0.7 million during the three month period ended September 30, 2007.

Impact of Inflation and Changing Prices

During the three month period ended September 30, 2008, there were major increases in our fuel costs. However, our contracts with our customers provide for recovery of these costs through fuel surcharges.

Six months ended September 30, 2008 compared to the six months ended September 30, 2007

The six months ended September 30, 2008 were highlighted by several significant events:

(1)
We operated the three former WMS time chartered vessels for a total of 537 Sailing Days during the six month period ended September 30, 2008. During the six month period ended September 30, 2007, these three vessels sailed only 178 days due to a strike by WMS’s licensed officers.

(2)
We operated the two former Voyageur vessels for a total of 344 Sailing Days during the six month period ended September 30, 2008, compared to only 68 Sailing Days during the six month period ended September 30, 2007.

(3)
Due to the repowering and other upgrading of the Saginaw, we operated this vessel only 111 Sailing Days during the six month period ended September 30, 2008, compared to 183 Sailing Days during the six month period ended September 30, 2007.

(4)
We retired and scrapped our oldest and smallest vessel at the end of last season and accordingly did not operate such vessel during the six month period ended September 30, 2008. We operated this vessel 183 Sailing Days during the six month period ended September 30, 2007.

(5)
We operated the Canadian and U.S. vessels Lower Lakes owned or operated at the time of our March, 2006 acquisition for three more Sailing Days during the six month period ended September 30, 2008 than during the six month period ended September 30, 2007. We also benefited from improved vessel utilization realized from greater scheduling flexibility, and increased backhaul opportunities available to our larger fleet.

(6)	We benefited from improved freight rates on new and renewed contracts, as well as contractual rate increases from existing contracts.

(7)
We had significant improvements in boat operating metrics, which allowed us to increase the percentage of time that the Company’s vessels were loaded.  Consequently, we moved significantly more cargo during the six month period ended September 30, 2008 compared to the six month period ended September 30, 2007.

(8)
All of our customer contracts have fuel surcharge provisions whereby increases in our fuel costs were passed on to customers. Such increases in fuel surcharges impact our margin percentages, but do not reduce our margin dollars.

(9)	We incurred $0.9 million in winter work expense during the six month period ended September 30, 2008 compared to only $94 during the six month period ended September 30, 2007.

The following table summarizes our Results of Operations during the six months ended September 30, 2008 and September 30, 2007.

Reconciliation of GAAP to Non-GAAP Measures
($ in 000’s)
	Six months ended September 30, 2008			Six months ended September 30, 2007

	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated

Revenue	95,695	-	95,695	54,107	-	54,107

Expenses
Outside voyage charter fees	12,308	-	12,308	4,571	-	4,571
Charter Hire	-	-	-	5,791	(5,791)	-
Vessel operating expenses	55,911	-	55,911	33,433	3,667	37,100
Repairs and maintenance	888	-	888	87	7	94
	69,107	-	69,107	43,882	(2,117)	41,765
Income before general and administrative, depreciation, amortization of drydock costs and intangibles, other income and expenses and income taxes (“Vessel Margin”)	26,588	-	26,588	10,225	2,117	12,342

General and administrative	5,131	-	5,131	4,328	415	4,743

EBITDA (Vessel Margin less General and administrative)	21,457	-	21,457	5,897	1,702	7,599

Depreciation and amortization of drydock costs, intangibles and charter hire	5,408	-	5,408	4,162	629	4,791
Loss (gain) on foreign exchange	(41)	-	(41)	(219)	-	(219)

Income before other income and expenses and income taxes	16,090	-	16,090	1,954	1,073	3,027
* On February 13, 2008, the Company acquired six vessels from WMS (a Variable Interest Entity (VIE) until that date). Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations for the six month period ended September 30, 2007 includes the results of WMS, as it was a VIE at that time. For a discussion of FIN 46R, see Notes 1 and 21 to our Consolidated Financial Statements for the six month period ended September 30, 2008.

Management believes that our financial results which exclude the VIE are the most precise means of making an informed comparison of our results of operations versus the prior year period.

Revenues during the six month period ended September 30, 2008 were $95.7 million, an increase of 76.9% from $54.1 million during the six month period ended September 30, 2007. This increase was primarily attributable to increased Sailing Days, higher fuel surcharges, improved vessel utilization and improved trade patterns.

Management believes that each of our vessels should achieve approximately 183 Sailing Days in our first two fiscal quarters, assuming average winter weather and ice, average winter work, average capital expenditures, no major repairs or incidents, and dry-docking cycle times performed during the winter lay-up period. During the six month period ended September 30, 2008, Sailing Days increased 383 days to 2,047 Sailing Days, compared to 1,664 Sailing Days during the six month period ended September 30, 2007. The table below sets forth a reconciliation of the difference in Sailing Days between the six month period ended September 30, 2007 and the six month period ended September 30, 2008.

Sailing Days during the six months ended September 30, 2007	1,664
Sailing Days gained attributable to the WMS Vessels	359
Sailing Days gained attributable to the acquired Voyageur Vessels	276
Sailing Days lost attributable to the retirement of our oldest and smallest vessel	(183)
Sailing Days lost attributable to our U.S. vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	(1)
Sailing Days lost attributable to our Canadian vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	(68)
Sailing Days during the six months ended September 30, 2008	2,047

Our Vessel Margins increased $14.3 million to $26.6 million during the six month period ended September 30, 2008, from $12.3 million during the six month period ended September 30, 2007.  Excluding the VIE, Vessel Margins increased $16.4 million to $26.6 million during the six month period ended September 30, 2008, compared to $10.2 million during the six month period ended September 30, 2007.

Repairs and maintenance expenses, which consist of expensed winter work, are a component of vessel operating cost and increased $0.8 million to $0.9 million during the six month period ended September 30, 2008, from $94 during the six month period ended September 30, 2007.  The increase was primarily due to five of our vessels not commencing sailing for the 2008 season until after the beginning of the fiscal year as a result of the completion of winterwork and capital expenditures on such vessels.

Our general and administrative expenses increased $388 million to $5.1 million during the six month period ended September 30, 2008 from $4.7 million during the six month period ended September 30, 2007. Excluding the VIE, our general and administrative expenses increased $0.8 million to $5.1 million during the six month period ended September 30, 2008 from $4.3 million during the six month period ended September 30, 2007. The increase included $0.6 million of higher cash expenses from increased infrastructure staffing and expenses and $222 attributable to higher non-cash equity compensation.  Our general and administrative expense represented 5.4% of revenues during the six month period ended September 30, 2008, a decrease from 8.8% of revenues during the six month period ended September 30, 2007.

Due to the acquisition of the two Voyageur vessels, depreciation expense rose $240 to $3.4 million during the six month period ended September 30, 2008 from $3.2 during the six month period ended September 30, 2007.  The increase in depreciation expense was partially offset by the retirement of our oldest and smallest vessel.

Amortization of dry-dock costs increased $361 to $1.1 million during the six month period ended September 30, 2008 from $0.8 million during the six month period ended September 30, 2007, due to the drydocking of our two largest vessels during the winter layup period.   Amortization of intangibles increased $112 to $0.9 million during the six month period ended September 30, 2008 from $0.8 million during the six month period ended September 30, 2007, which was primarily attributable to the acquisition of the two Voyageur vessels in August 2007.

As a result of the items listed above, during the six month period ended September 30, 2008, income before other income and expenses and income taxes increased $13.1 million to $16.1 million, compared to $3.0 million for the six month period ended September 30, 2007.

Interest expense increased $1.4 million to $3.5 million during the six month period ended September 30, 2008 from $2.1 million during the six month period ended September 30, 2007. The increase in interest expense was a result of the additional indebtedness incurred in connection with our acquisitions of the Voyager and WMS vessels and the repowering upgrade to the Saginaw.

We recorded a loss on interest rate swap contracts of $0.6 million during the six month period ended September 30, 2008 as a result of adjusting our swap contracts to fair value as of the end of such period.

Our income before income taxes was $13.2 million during the six month period ended September 30, 2008 compared to $1.0 million during the six month period ended September 30, 2007.

Our provision for income tax expense increased $5.0 million to $5.3 million during the six month period ended September 30, 2008 from $339 during the six month period ended September 30, 2007.  However, such U.S. and Canadian federal tax expense will not be paid until we utilize our applicable net operating losses of approximately $45.6 million.

Our net income increased $7.2 million to $7.9 million during the six month period ended September 30, 2008 from $0.7 million during the six month period ended September 30, 2007.

We accrued $0.8 million for cash dividends on our preferred stock during the six month period ended September 30, 2008, compared to $0.6 million during the six month period ended September 30, 2007.  During the six month period ended September 30, 2007, we also recorded $2.0 million of Stock Warrant Inducement Discount expense in connection with the $0.50 per warrant discount on the 4.0 million warrants which were exercised during that period.

As a result of the items above, our net income applicable to common stockholders increased $8.9 million to $7.1 million during the six month period ended September 30, 2008, compared to a loss of $1.8 million during the six month period ended September 30, 2007.

Impact of Inflation and Changing Prices

During the six month period ended September 30, 2008, there were major increases in our fuel costs. However, our contracts with our customers provide for recovery of these costs through fuel surcharges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, financing and investing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2008 and September 30, 2007.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Net cash used by operating activities for the six months period ended September 30, 2008 was $3.8 million, an increase in cash flow of $4.6 million compared to net cash used of $8.4 million during the six months period ended September 30, 2007. This increase was primarily due to higher net income, but was offset by increases in net working capital.

Cash used in investing activities decreased by $19.7 million to $6.1 million during the six month period ended September 30, 2008 from $25.8 million during the six month period ended September 30, 2007.  This decrease was due to the acquisition of the Voyageur assets in the six month period ended September 30, 2007, but was offset by higher capital expenditures in the six months ended September 30, 2008.

Cash flows from financing activities decreased $16.9 to $13.1 million during the six month period ended September 30, 2008 from $30.0 million during the six month period ended September 30, 2007.  This decrease was attributable to the cash received from the warrant exercise program during the six month period ended September 30, 2007, but was offset by lower long term debt repayments and borrowings under the line of credit in the six month period ended September 30, 2008.

Investments in Capital Expenditures and Drydockings

We expended $6.4 million in capital expenditures during the six month period ended September 30, 2008.  Our primary capital expenditures during this period were the repowering of one vessel and winter work on four other vessels.  Total vessel capital expenditures related to the winter 2008 season (which ended during the six month period ended September 30, 2008) were $20.7 million.  We also invested $305 in dry-docking expenses during the six month period ended September 30, 2008.  Total vessel dry-docking expenditures for the winter 2008 season (which began in the third fiscal quarter of 2008 and ended during the first fiscal quarter of 2009) were $4.0 million.  Drydocking expenditures included substantial one-time steel work on one of the acquired Voyageur vessels which was exposed to salt water under previous ownership.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At September 30, 2008, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $48.9 million of term borrowings in Canada and CDN $6.9 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows by country, the sudden change in exchange rates can increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.

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

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the September 30, 2008 financial statements for a discussion of outstanding options and warrants.

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

In the event GE Canada makes a demand against Lower Lakes pursuant to the terms of the guarantee, an affiliate of Voyageur has agreed to contribute half of any amounts drawn under the guarantee through a CDN $0.6 million letter of credit provided to Lower Lakes, which expires on December 31, 2008.

Voyageur has been determined to be a variable interest entity under United States generally accepted accounting principles. We have determined that we are not a “Primary Beneficiary” of Voyageur’s remaining business and therefore not required to consolidate Voyageur’s financial statements. For a discussion of Variable Interest Entities, see Note 21 to our September 30, 2008 financial statements.

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

Revenue recognition

 We generate revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis.  Voyage charter revenue is recognized ratably over the period from the departure of a vessel from its original shipping point to its destination, when the following conditions are met: we have a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties. Fuel surcharges are recognized ratably over the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are insignificant and amount to less than 1% of total revenues for the periods presented.  We subcontract excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  In addition, revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Costs for subcontracted freight providers, presented as “Outside voyage charter fees” on the statement of operations are recognized ratably over the voyage.

Intangible assets and goodwill

We adopted Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS 142 provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.  Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. In accordance with SFAS 142, we review goodwill for impairment at least annually using a two-step impairment test to first identify potential impairment and then to measure the amount of the impairment, if any. Chartering agreement costs are primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation.  These costs were amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

Trademarks and trade names	10 years straight-line
Non-competition agreements	4 years straight-line
Customer relationships and contracts	15 years straight-line
Chartering agreement costs	Term of Chartering agreement

Property and equipment

      Property and equipment are recorded at cost. Depreciation methods for capital assets are as follows:

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

Stock-based compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

Variable interest entities

In 2006, the Company implemented FASB Interpretation 46R (“FIN 46R”), which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21 to the consolidated financial statements for the six month period ended September 30, 2008). Two VIE’s have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 8 to the consolidated financial statements for the six month period ended September 30, 2008) is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

       On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of September 30, 2007 includes the results of WMS, as it was a VIE at that time.

Recently Issued Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FASB Staff Position No. 142”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Non-controlling interests in consolidated financial statements

      On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

IFRS

International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will issue some guidance on this potential adoption by December 31, 2008. We are currently investigating the implications to the Company should we be required to adopt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

As of September 30, 2008, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31)	0	0	0	0
Month #2 (August 1-August 31)	21,500	$0.40	0	0
Month #3 (September 1- September 30)	0	0	0	0
Total	21,500	$0.40	0	0

On August 7, 2008, the Company purchased 21,500 of the Company’s warrants from one if its directors, H. Cabot Lodge III, for an aggregate purchase price of $8,600, the aggregate purchase price paid by Mr. Lodge for such warrants.  The warrants were inadvertently acquired by Mr. Lodge during a “blackout period” under the Company’s Insider Trading Policy.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

On September 23, 2008, the Company held its 2008 Annual Meeting of Stockholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its stockholders pursuant to Regulation 14 of the Exchange Act.

The matters voted upon by the stockholders and the votes cast with respect to such matters are as follows:

1.	To elect the following nominees as Class II directors to serve for a term of three years and until their successors have been duly elected and qualified.

Nominee	For	Withheld
Isaac Kier	8,953,174	473,803
Jonathan Brodie	8,953,174	473,803

2.	To ratify the appointment of Grant Thornton LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2009.

For	Against	Abstain
9,003,913	423,007	57

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

RAND LOGISTICS, INC.

Date: November 13, 2008	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: November 13, 2008	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.