Form 10-Q
period 2008-12-31
Rand Logistics, Inc.
filed 2009-02-11
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

12,890,927 shares of Common Stock, par value $.0001, were outstanding at February 10, 2009.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	December 31,	March 31,
ASSETS	2008	2008
CURRENT
Cash and cash equivalents	$11,449	$5,626
Accounts receivable, net (Note 3)	14,193	3,468
Prepaid expenses and other current assets (Note 4)	2,349	3,122
Income taxes receivable	-	193
Deferred income taxes	1,109	1,355
Total current assets	29,100	13,764
PROPERTY AND EQUIPMENT, NET (Note 5)	86,987	96,349
DEFERRED INCOME TAXES	10,574	20,318
DEFERRED DRYDOCK COSTS, NET (Note 6)	8,088	9,082
INTANGIBLE ASSETS, NET (Note 7)	14,333	17,979
GOODWILL (Note 7)	10,193	10,193
Total assets	$159,275	$167,685
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$10,929	$269
Accounts payable	6,131	14,985
Accrued liabilities (Note 10)	10,785	7,243
Acquired Management Bonus Program (Note 20)	271	3,000
Interest rate swap contracts (Note 18)	4,047	1,274
Income taxes payable	76	422
Deferred income taxes	690	1,508
Current portion of long-term debt (Note 11)	4,187	3,521
Total current liabilities	37,116	32,222
LONG-TERM DEBT (Note 11)	56,524	66,896
OTHER LIABILITIES	232	-
DEFERRED INCOME TAXES	13,391	14,703
Total liabilities	107,263	113,821
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 14)	14,900	14,900
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 12,884,339 shares (Note 14)	1	1
Additional paid-in capital	61,555	58,350
Accumulated deficit	(19,744)	(20,465)
Accumulated other comprehensive income (loss)	(4,700)	1,078
Total stockholders’ equity	52,012	53,864
Total liabilities and stockholders’ equity	$159,275	$167,685

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Three months ended December 31, 2008	Three months ended December 31, 2007	Nine months ended December 31, 2008	Nine months ended December 31, 2007
REVENUE	$36,158	$35,917	$131,853	$90,024

EXPENSES
Outside voyage charter fees (Note 15)	5,310	4,034	17,618	8,605
Vessel operating expenses	24,025	26,281	79,936	63,381
Repairs and maintenance	73	7	961	101
General and administrative	2,326	2,648	7,457	7,391
Depreciation	1,683	1,719	5,086	4,882
Amortization of drydock costs	507	376	1,641	1,149
Amortization of intangibles	398	633	1,269	1,392
Amortization of chartering agreement costs	-	16	-	112
Write-off of retired vessel to salvage value	-	1,687	-	1,687
Loss (gain) on foreign exchange	22	11	(19)	(208)
	34,344	37,412	113,949	88,492
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES	1,814	(1,495)	17,904	1,532

OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,538	1,369	5,011	3,486
Interest income	(19)	(53)	(25)	(195)
Interest rate swap contracts (Note 18)	3,437	35	2,865	43
	4,956	1,351	7,851	3,334
INCOME (LOSS) BEFORE INCOME TAXES	(3,142)	(2,846)	10,053	(1,802)
PROVISION (RECOVERY) FOR INCOME TAXES
Current	-	76	-	43
Deferred	2,853	(833)	8,176	(462)
NET INCOME (LOSS) BEFORE MINORITY INTEREST	(5,995)	(2,089)	1,877	(1,383)
MINORITY INTEREST (Note 21)	-	(228)	-	(259)
NET INCOME (LOSS)	(5,995)	(1,861)	1,877	(1,124)
PREFERRED STOCK DIVIDENDS	382	317	1,156	909
STOCK WARRANT INDUCEMENT DISCOUNT	-	-	-	1,982
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(6,377)	$(2,178)	$721	$(4,015)

Net earnings (loss) per share basic (Note 19)	$(0.50)	$(0.18)	$0.06	$(0.36)
Net earnings (loss) per share diluted	$(0.50)	$(0.18)	$0.06	$(0.36)
Weighted average shares basic	12,804,050	12,092,142	12,450,630	11,109,942
Weighted average shares diluted	12,804,050	12,092,142	12,450,630	11,109,942

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
 (U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Surplus	Minority Interest	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	VIE	Income (Loss)	Equity
Balances, March 31, 2007	8,127,177	$1	300,000	$14,900	$38,407	$(5,947)	$176	$(1,073)	$46,464
Net loss before minority interest	-	-	-	-	-	(11,417)	-	-	(11,417)
Minority interest	-	-	-	-	-	176	(176)	-	-
Preferred dividend	-	-	-	-	-	(1,295)	-	-	(1,295)
Warrant conversion, net of stock warrant inducement discount (Note 14)	3,964,965	-	-	-	19,825	(1,982)	-	-	17,843
Restricted stock issued (Note 14)	12,909	-	-	-	75	-	-	-	75
Stock options issued (Note 14)	-	-	-	-	43	-	-	-	43
Translation adjustment	-	-	-	-	-	-	-	2,151	2,151
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$-	$1,078	$53,864
Net income	-	-	-	-	-	2,679	-	-	2,679
Preferred dividend	-	-	-	-	-	(363)	-	-	(363)
Stock options issued (Note 14)	-	-	-	-	66	-	-	-	66
Translation adjustment	-	-	-	-	-	-	-	120	120
Balances, June 30, 2008	12,105,051	$1	300,000	$14,900	$58,416	$(18,149)	$-	$1,198	$56,366
Net income	-	-	-	-	-	5,193	-	-	5,193
Preferred dividend	-	-	-	-	-	(411)	-	-	(411)
Unrestricted shares issued under management bonus program	478,232	-	-	-	2,644	-	-	-	2,644
Warrant conversion (Note 14)	15,226	-	-	-	76	-	-	-	76
Warrant extinguishment	-	-	-	-	(9)	-	-	-	(9)
Unrestricted stock issued (Note 14)	4,384	-	-	-	25	-	-	-	25
Stock options issued (Note 14)	-	-	-	-	131	-	-	-	131
Translation adjustment	-	-	-	-	-	-	-	(1,426)	(1,426)
Balances, September 30, 2008	12,602,893	$1	300,000	$14,900	$61,283	$(13,367)	$-	$(228)	$62,589
Net loss	-	-	-	-	-	(5,995)	-	-	(5,995)
Preferred dividend	-	-	-	-	-	(382)	-	-	(382)
Warrant conversion, net of expenses (Note 14)	276,470	-	-	-	116	-	-	-	116
Unrestricted stock issued (Note 14)	4,976	-	-	-	25	-	-	-	25
Stock options issued (Note 14)	-	-	-	-	131	-	-	-	131
Translation adjustment	-	-	-	-	-	-	-	(4,472)	(4,472)
Balances, December 31, 2008	12,884,339	$1	300,000	$14,900	$61,555	$(19,744)	$-	$(4,700)	$52,012

Note: Comprehensive loss for the three months ended December 31, 2008 was $(10,467), for the nine months ended December 31, 2008 was $(3,901) and $(9,266) for the year ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

	Nine months ended December 31, 2008	Nine months ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,877	$(1,383)
Adjustments to reconcile net income (loss) to net cash used
by operating activities
Depreciation and amortization of drydock costs	6,727	6,031
Amortization of intangibles and deferred financing costs	1,579	1,805
Deferred income taxes	8,176	299
Interest rate swap contracts	2,865	43
Equity compensation	647	271
Write-off of retired vessel to salvage value	-	1,687
Other liabilities	232	-
Changes in non cash operating working capital:
Accounts receivable	(10,725)	(14,241)
Prepaid expenses and other current assets	773	(642)
Accounts payable and accrued liabilities	(8,158)	2,687
Income taxes payable	(153)	(48)
	3,840	(3,491)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,726)	(2,028)
Acquisition of business	-	(24,520)
Sale proceeds of retired vessel	250	-
Deferred drydock costs	(451)	(2,232)
	(6,927)	(28,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, net of expenses	192	17,843
Warrant extinguishment	(9)	-
Proceeds from long-term debt	-	17,117
Long-term debt repayment	(2,192)	(3,523)
Debt financing costs	-	(330)
Proceeds from bank indebtedness	21,863	3,885
Repayment of bank indebtedness	(9,835)	(6,181)
	10,019	28,811
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(1,109)	(597)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,823	(4,057)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,626	7,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,449	$3,150
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payment of interest	$4,576	$2,864
Payment of income taxes	$-	$132
Unpaid purchase of property and equipment	$1,336	$-
Shares issued under management bonus program	$2,645	$-

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

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their credit worthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.  The Company has an allowance for doubtful accounts of $151 as of December 31, 2008 and $50 as of March 31, 2008.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

Trademarks and trade names	10 years straight-line
Non-competition agreements	4 years straight-line
Customer relationships and contracts	15 years straight-line
Chartering agreement costs	Term of Chartering agreement

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods for capital assets are as follows:

Vessels	4 - 25 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”  (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence such tax benefits, net of valuation allowance, more likely than not will be realized.

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

Interest rate swap contracts

The Company accounts for its two interest rate swap contracts on its term debt utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of the contracts is included in current liabilities on the Consolidated Balance Sheet.

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

On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of December 31, 2007 includes the results of WMS, as it was a VIE at that time.

2.         RECENTLY ISSUED PRONOUNCEMENTS

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

IFRS

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Fair Value Measurement

In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 18. On April 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for our nonfinancial assets and liabilities which include goodwill and intangible assets. The Company does not anticipate that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Statement 159 was effective for the Company on April 1, 2008. The Company has selected the option not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of Statement 159 had no impact on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

3.        ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $151 as of December 31, 2008 and $50 as of March 31, 2008. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

4.         PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2008	March 31, 2008
Prepaid insurance	$297	$605
Fuel and lubricants	1,674	1,966
Deposits and other prepaids	378	551
	$2,349	$3,122

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2008	March 31, 2008

Cost
Vessels	$95,582	$101,519
Leasehold improvements	2,091	1,865
Furniture and equipment	161	122
Vehicles	19	-
Computer equipment and purchased software	1,964	1,592
	$99,817	$105,098
Accumulated depreciation
Vessels	$12,184	$8,301
Leasehold improvements	379	250
Furniture and equipment	43	35
Vehicles	2	-
Computer equipment and purchased software	222	163
	12,830	8,749
Total Net Property and Equipment	$86,987	$96,349

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

6.         DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31, 2008	March 31, 2008
Drydock expenditures	$11,322	$10,991
Accumulated amortization	3,234	1,909
	$8,088	$9,082

7.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2008	March 31, 2008
Intangible assets
Deferred financing costs	$1,925	$2,134
Trademarks and trade names	889	1,003
Non-competition agreements	2,037	2,298
Customer relationships and contracts	13,954	15,959
Total identifiable intangibles	$18,805	$21,394
Accumulated amortization
Deferred financing costs	$353	$71
Trademarks and trade names	251	208
Non-competition agreements	1,600	1,326
Customer relationships and contracts	2,268	1,810
	4,472	3,415
Total intangible assets, net	$14,333	$17,979
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years ending December 31, is estimated as follows:

2009	$1,842
2010	1,404
2011	1,404
2012	1,404
2013	1,051
$7,105

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

8.	ACQUISITIONS

On August 27, 2007, Lower Lakes Towing Ltd.(“LLTL”) entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. (collectively, the “Sellers”) pursuant to which Lower Lakes Towing Ltd. purchased the assets of the bulk freight shipping business related to the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the “Vessels”) from the Sellers for an aggregate purchase price of CDN $25,000 plus certain adjustments. The acquisition was partially financed under the Fifth Amendment to the Credit Agreement with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party’s affiliates.   Pursuant to the Fifth Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility had been increased by CDN $18,000 to CDN $36,868. The estimated purchase price allocation to the fair values of assets and liabilities acquired is as follows:

	CDN $	US $
Purchase price	25,774	24,520
Current assets	374	356
Property and equipment	16,576	15,762
Goodwill	4,027	3,831
Other identifiable intangible assets	4,797	4,571
	25,774	24,520

Certain customer contracts were also assigned to the Company under the Contract of Assignment.

In addition, on August 27, 2007, LLTL entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur is responsible for selecting and training the Vessels’ crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes is obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

Also on August 27, 2007, LLTL entered into a Contract of Affreightment  (“COA”) with Voyageur and Voyageur Maritime Trading Inc. (“VMT”) pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the “Trader”), available exclusively to LLTL. for its use in providing transportation and storage services for its customers. LLTL does not realize any significant margin from this vessel.

In connection with the COA, on August 27, 2007, LLTL entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, LLTL shall have the right to acquire the Trader at the option price.

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

Prior to commencement of the 2008 sailing season, the Company transferred one of the vessels acquired from WMS to Canadian registry for deployment as part of the Lower Lakes Towing Ltd.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

8.	ACQUISITIONS (continued)

In connection with the sale of vessels under the Vessel Purchase Agreement:

- WMS repaid all amounts owed to Rand Finance Corp., a wholly owned subsidiary of Rand Logistics, Inc., under that certain Note Purchase Agreement, dated as of August 1, 2006 as well as a subordinated note payable to a third party;

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

As discussed in detail in Note 11, the Company amended and restated the credit agreement with its senior lender on February 13, 2008. At December 31, 2008 and March 31, 2008, the Company had authorized operating lines of credit under this restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing $10,929 at December 31, 2008 ($269 at March 31, 2008), and maintained letters of credit of CDN $1,407.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11. The effective interest rates on the operating lines of credit at December 31, 2008 were 5.42% and March 31, 2008 were 8.11% on the Canadian line of credit and 4.35% and 8% respectively on the U.S. operating line of credit. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of December 31, 2008, the Company was fully drawn on its two lines of credit. The Company has adopted a borrowing strategy to fully draw down its lines of credit in order to maintain available cash and liquidity rather than pay off the lines of credit with excess cash, due to current economic conditions.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2008	March 31, 2008
Transaction costs	$48	$244
Payroll compensation and benefits	3,072	1,832
Preferred stock dividends	2,748	1,592
Professional fees	508	522
Interest	435	428
Winter work and capital expenditures	1,361	1,330
Capital and franchise taxes	226	178
Other	2,387	1,117
	$10,785	$7,243

11.           LONG-TERM DEBT

On February 13, 2008, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amends and restates the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructures the tranches of loans provided for under the 2006 Credit Agreement and advances certain new loans, (iii) finances, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $8,000 less the principal amount outstanding under the US seasonal facility (US $10,000 for calendar year 2008 only), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $8,000 less the principal amount outstanding under the Canadian seasonal facility (US $10,000 for calendar year 2008 only), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing has borrowed CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River has borrowed US $22,000 (v) a Canadian dollar denominated “Engine” term loan facility under which Lower Lakes Towing has borrowed CDN $8,000.

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

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility  bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum.  The US revolving credit facility,  the US term loan and the US swing line facility bear interest, at the borrower’s option equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates shall be adjusted quarterly commencing on the second quarter of fiscal year 2010 based upon the borrowers’ senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company is in compliance with those covenants as of December 31, 2008.

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

The effective interest rates on the term loans at December 31, 2008 and March 31, 2008 including the effect from interest rate swap contracts were 7.84% on the Canadian term loan, 9.09% on the Canadian engine loan and 7.40%  on the US term loan. The actual interest rate charged without the effect of interest rate swap contracts were 6.02% on the Canadian term loan, 7.27% on Canadian engine loan 5.93% on the US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

11.	LONG-TERM DEBT (continued)

		December 31, 2008	March 31, 2008
a)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$33,095	$40,624

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	6,349	7,793

c)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	21,267	22,000

		$60,711	$70,417
	Less amounts due within 12 months	4,187	3,521
		$56,524	$66,896

Principal payments are due as follows:

2009	$4,187
2010	4,187
2011	4,187
2012	4,187
2013	43,963
$60,711

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

12.      COMMITMENTS

The Company entered into a bareboat charter agreement on March 3, 2006 for the McKee Sons barge which expires in 2018.  The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel by year ending December 31 and thereafter for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2009	$695
2010	695
2011	695
2012	696
2013	695
Thereafter	3,485
$6,961

The Company has not entered into any other significant operating leases.

13.      CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $171 as of December 31, 2008 and $363 as of  March 31, 2008 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

During fiscal year 2009, 89,885 warrants were exercised for cash ($449 gross proceeds), including 74,659 warrants during the three month period ended December 31, 2008 ($373 gross proceeds).

On September 23, 2008, the Company announced an offer to holders of all 5,194,489 outstanding, publicly-traded warrants that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered, without paying a cash exercise price. Prior to the expiration of the offer on October 26, 2008, 5,045,275 warrants were converted into common stock under this offer. The remaining 74,555 publicly traded warrants expired on October 26, 2008.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.      STOCKHOLDERS’ EQUITY (continued)

The following continuity schedule summarizes outstanding share purchase warrants:

	Outstanding warrants	Exercise Price	Cumulative proceeds from exercise of warrants
Balance March 31, 2007	9,196,180		$ 19
Issued	-		-
Exercised	(3,964,965)	$4.50	17,843
Balance March 31, 2008	5,231,215		$ 17,862
Exercised	-		-
Balance June 30, 2008	5,231,215		$ 17,862
Exercised	(15,226)	5.00	76
Extinguished	(21,500)		(9)
Balance September 30, 2008	5,194,489		$ 17,929
Exercised	(74,659)	5.00	373
Exercised under cashless offer	(5,045,275)		-
Expired	(74,555)		-
Balance December 31, 2008	-		$ 18,302

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.       STOCKHOLDERS’ EQUITY (continued)

The shares of Series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2008 was $2,748 and at March 31, 2008 was $1,592.

On August 1, 2006, pursuant to the terms of a Stock Purchase Agreement, effective as of the same date (the “Stock Purchase Agreement”), the Company issued to a group of accredited investors 2,402,957 shares of common stock for $5.41 per share for an aggregate purchase price of $13,000 with issuance costs of $50.

On January 17, 2007, the Company awarded 215,000 shares of its common stock, par value $.0001 per share, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company has recorded expense of $90 for three months ended December 31, 2008 and 2007. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares  vested on March 31, 2008; and 25% of the Restricted Shares will vest on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

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

Since January 2007, share-based compensation has been granted to Management and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described in Note 20. The Company has reserved 2,500,000 shares for grants to management and directors under the 2007 Long Term Incentive Plan (“LTIP”) for Employees, Officers, Directors and Consultants.  At December 31, 2008, a total of 1,532,623 shares were available under the Plans for future awards.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

14.       STOCKHOLDERS’ EQUITY (continued)

The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2008 are as follows:

Restricted Shares — All of the restricted shares granted to management to date generally vest over three years. No new grants of restricted shares have been issued to Management since January 2007.  All of the vested shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 15, 2008 for services through March 31, 2008. The second award in the amount of 4,384 shares for the services through June 30, 2008 was made on August 7, 2008. The third award in the amount of 4,976 shares for the services through September 30, 2008 was made on October 21, 2008.

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program as discussed in detail in Note 20. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to the employee participants.

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2008, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the fiscal 2008 (February 2008) grants and 4.14% for the fiscal 2009 (July 2008) grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the “simplified method” per the Securities and Exchange Commission Staff Accounting Bulletin 107. This method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 36.99% for the 2008 grants and 39.49% for the 2009 grants. Options outstanding (479,785) at December 31, 2008, had a remaining weighted average contractual life of approximately nine years and four months. The Company has recorded compensation expenses of $131 for three months ended December 31, 2008 and $Nil for three months ended December 31, 2007. None of the stock options granted in February 2008 (243,199) and July 2008 (236,586), have vested as of December 31, 2008.

15.      OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers to supplement the existing shipments made by the Company’s operated vessels.

16.      INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended December 31, 2008	Three months ended December 31, 2007	Nine months ended December 31, 2008	Nine months ended December 31, 2007
Bank indebtedness	$215	$108	$658	$266
Amortization of deferred finance costs	97	112	310	300
Long-term debt – senior	1,046	1,086	3,580	2,736
Long-term debt – subordinated	-	63	-	184
Interest rate swap	180	-	463	-
	$1,538	$1,369	$5,011	$3,486

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

17.      SEGMENT INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Information about geographic operations is as follows:

	Three months ended December 31, 2008	Three months ended December 31, 2007	Nine months ended December 31, 2008	Nine months ended December 31, 2007
Revenues by country
Canada	$23,544	$20,907	$86,077	$50,865
United States	12,614	15,010	45,776	39,159
	$36,158	$35,917	$131,853	$90,024

Net income (loss) applicable to common stockholders by country
Canada	$(326)	$545	$5,251	$3,513
United States	(6,051)	(2,723)	(4,530)	(7,528)
	$(6,377)	$(2,178)	$721	$(4,015)

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2008	March 31, 2008
Property and equipment by country
Canada	$58,357	$66,214
United States	28,630	30,135
	$86,987	$96,349
Intangible assets by country
Canada	$10,743	$13,954
United States	3,590	4,025
	$14,333	$17,979

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$109,496	$114,023
United States	49,779	53,662
	$159,275	$167,685

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

The Company adopted SFAS No. 157, “Fair Value Measurements”, (SFAS 157) as of April 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Carrying value at December 31, 2008	Fair Value Measurements at December 31, 2008
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$ 4,047	$ -	$ 4,047

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy.

The Company has recorded a liability of $4,047 as of December 31, 2008 (liability of $1,274 as of March 31, 2008) for two interest rate swap contracts on the Company’s term debt. For the three months period ended December 31, 2008 the fair value of the interest rate swap contracts has resulted in a loss of $3,437 ($35 for the three months period ended December 31, 2007). This loss is included in the earnings and the fair value of the contracts is included in current liabilities on the Consolidated Balance Sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

18.       FINANCIAL INSTRUMENTS (continued)

Liquidity risk

The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with us. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, could negatively impact our ability to collect our accounts receivable on a timely basis, and could affect the eligible receivables that are collateral for our lines of credit.

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

The Company is exposed to interest rate risk due to its long-term debt agreement, which requires that 50% of the outstanding term debt is hedged with interest rate swaps. Effective February 15, 2008, the Company entered into a CDN $49,700 interest rate swap derivative to pay interest at a fixed rate of approximately 4.09% on its CDN $49,700 term debt and receive 3-month BA variable rate interest payments quarterly through April 1, 2013. The notional amount of the Canadian debt swap decreases with each scheduled principal payment, except that the hedged amount decreased an additional CDN $15,000 on December 1, 2009. Additionally, effective February 15, 2008, the Company entered into a US $22,000 interest rate swap derivative to pay interest at a fixed rate of approximately 3.65% on its US $22,000 term debt and receive 3-month LIBOR variable rate interest payments quarterly through April 1, 2013. The notional amount of the US debt swap decreases with each scheduled principle payment.

Credit risk

Accounts receivable credit risk is mitigated by the dispersion of the Company’s customers among different markets.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

19.       EARNINGS (LOSS) PER SHARE

The Company has a total of 12,884,339 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 15,223,405 shares for the quarter ended December 30, 2008 and 15,482,765 shares for the quarter ended December 31, 2007 based on the following calculations. Since the calculation for December 31, 2008 and 2007 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 12,804,050 and 12,092,142 respectively. Warrants issued from the initial prospectus and over allotment converts to 971,268 shares based on the average quarterly price of $6.14 for the three month period ended December 31, 2007. There are no warrants outstanding as of December 31, 2008. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option are identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share.  The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

	Three Months ended, December 31, 2008	Three Months ended, December 31, 2007	Nine Months ended, December 31, 2008	Nine Months ended, December 31, 2007

Numerator:
Net income (loss) before minority interest and preferred stock dividend	$(5,995)	$(2,089)	$1,877	$(1,383)
Preferred stock dividends	(382)	(317)	(1,156)	(909)
Minority interest	-	228	-	259
Stock warrant inducement discount	-	-	-	(1,982)
Net income (loss) available to common stockholders	$(6,377)	$(2,178)	$721	$(4,015)
Denominator:
Weighted average common shares for basic EPS	12,804,050	12,092,142	12,450,630	11,109,942
Effect of dilutive securities:
Total outstanding warrants	-	5,231,215	-	5,231,215
Average exercise price	-	$5.00	-	$5.00
Average price during period	$4.53	$6.14	$5.36	$6.36
Shares that could be acquired with the proceeds of warrants	-	4,259,947	-	4,112,590
Dilutive shares due to warrants	-	971,268	-	1,118,625
Long term incentive stock option plan	479,785	-	383,430	-
Average exercise price of stock options	$5.66	-	$5.66	-
Shares that could be acquired with the proceeds of options	-	-	-	-
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	12,804,050	12,092,142	12,450,630	11,109,942
Basic EPS	$(0.50)	$(0.18)	$0.06	$(0.36)
Diluted EPS	$(0.50)	$(0.18)	$0.06	$(0.36)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

20.      ACQUIRED MANAGEMENT BONUS PROGRAM

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

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $309 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes. The company has remaining liabilities of $271 for this program.

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

On February 13, 2008, the Company exercised its purchase option and entered into an asset purchase agreement with WMS (a VIE until that date) to buy the vessel assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of December 31, 2007 includes the results of WMS.

On August 27, 2007, Lower Lakes Towing Ltd. (“LLTL”) entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. (collectively, the “Sellers”) pursuant to which LLTL purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the “Vessels”) from the Sellers.

Certain customer contracts were also assigned to the Company under a Contract of Assignment.

In addition, on August 27, 2007, LLTL entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices. Under the Crew Manning Agreement, Voyageur’s responsible for selecting and training the Vessels’ crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, LLTL was obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

Also on August 27, 2007, LLTL entered into a Contract of Affreightment  (“COA”) with Voyageur and Voyageur Maritime Trading Inc (“VMT”) pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the “Trader”), available exclusively to LLTL for its use in providing transportation and storage services for its customers.

In connection with the COA, on August 27, 2007, LLTL entered into an Option Agreement (the "Option Agreement") with VMT pursuant to which LLTL obtained the option to acquire the Trader for CDN $5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, LLTL shall have the right to acquire the Trader at the option price.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

21. VARIABLE INTEREST ENTITIES (continued)

On August 27, 2007, LLTL entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which LLTL agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada. Under the Guarantee, LLTL has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under an Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

In addition, LLTL has guaranteed Voyageur’s account with The St. Lawrence Seaway Management Corporation, up to CDN $120, which is subject to a offset by a set-off agreement under the Contract of Affreightment.

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the “Primary Beneficiary” of Voyageur and therefore is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company. The maximum exposure of the Company in the event the Voyageur default is CDN $1,370 which represents (1) The CDN $1,250 guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option and (2) A guarantee of Voyageur’s account with The St. Lawrence Seaway Management Corporation, which is offset by a set-off agreement under the Contract of Affreightment.

The impact of the WMS VIE on the statement of operations for the period ending December 31, 2007 is shown below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Earnings (Loss) Per Share figures)

21.   VARIABLE INTEREST ENTITIES (continued)

	Three months ended December 31, 2007			Nine months ended December 31, 2007
	Rand Logistics, Inc.	Impact of Fin 46R	Consolidated	Rand Logistics, Inc.	Impact of Fin 46R	Consolidated
REVENUE	$35,917	$-	$35,917	$90,024	$-	$90,024

EXPENSES
Outside voyage charter fees (Note 15)	4,034	-	4,034	8,605	-	8,605
Charter hire	4,943	(4,943)	-	10,733	(10,733)	-
Vessel operating expenses	22,560	3,721	26,281	55,993	7,388	63,381
Repairs and maintenance	7	-	7	94	7	101
General and administrative	2,495	153	2,648	6,823	568	7,391
Depreciation	1,403	316	1,719	3,937	945	4,882
Amortization of drydock costs	415	(39)	376	1,149	-	1,149
Amortization of intangibles	401	232	633	1,392	-	1,392
Amortization of chartering agreement costs	16	-	16	112	-	112
Write-off of retired vessel to salvage value	1,687	-	1,687	1,687	-	1,687
Loss (gain) on foreign exchange	11	-	11	(208)	-	(208)
	37,972	(560)	37,412	90,317	(1,825)	88,492
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSES AND INCOME TAXES	(2,055)	560	(1,495)	(293)	1,825	1,532
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	938	431	1,369	2,177	1,309	3,486
Interest income	(115)	62	(53)	(375)	180	(195)
Interest rate swap contract	-	35	35	-	43	43
	823	528	1,351	1,802	1,532	3,334
INCOME (LOSS) BEFORE INCOME TAXES	(2,878)	32	(2,846)	(2,095)	293	(1,802)
PROVISION (RECOVERY) FOR INCOME TAXES	(1,173)	416	(757)	(800)	381	(419)
NET LOSS BEFORE MINORITY INTEREST	(1,705)	(384)	(2,089)	(1,295)	(88)	(1,383)
MINORITY INTEREST	-	(228)	(228)	-	(259)	(259)
NET INCOME (LOSS)	(1,705)	(156)	(1,861)	(1,295)	171	(1,124)
PREFERRED STOCK DIVIDENDS	317	-	317	909	-	909
STOCK WARRANT INDUCEMENT DISCOUNT	-	-	-	1,982	-	1,982
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,022)	$(156)	$(2,178)	$(4,186)	$171	$(4,015)
Net earnings (loss) per share basic (Note 19)	$(0.16)	$(0.02)	$(0.18)	$(0.38)	$0.02	$(0.36)
Net earnings (loss) per share diluted (Note 19)	$(0.16)	$(0.02)	$(0.18)	$(0.38)	$0.02	$(0.36)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts below $500,000 presented herein are in thousands and values greater than $500,000 are presented in millions except share and per share amounts.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Recent Events

Warrant Tender Offer and Expiration

On September 23, 2008, we announced an offer to holders of our 5,194,489 outstanding publicly-traded warrants that would permit the cashless exercise of the warrants for a limited time. The shares underlying such warrants, if issued upon exercise, would have represented approximately 41.2% of our outstanding shares at commencement of the offer.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered, without paying a cash exercise price.

The offer commenced on September 26, 2008, and ended on October 26, 2008.  5,045,275 warrants, or approximately 97.1% of the 5,194,489 publicly traded warrants then outstanding, were tendered for cashless exercise in exchange for 201,811 shares of our common stock, or 1.6% of common shares outstanding at the commencement of the offer.  An additional 74,659 warrants were exercised during the offer period generating $373 of proceeds.  The Company’s expenses in connection with the warrant tender offer were approximately $257.  Pursuant to their terms, the Company’s remaining 74,555 warrants expired on October 26, 2008.

Global Economic Conditions

During recent months, financial markets throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with us. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, could negatively impact our ability to collect our accounts receivable on a timely basis, and could affect the eligible receivables that are collateral for our lines of credit. We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

If our assumptions regarding projected revenues and margins are not achieved, we may be required to record tangible and/or intangible asset impairment charges in future periods, if any such change or other factor constitutes a triggering event, such as a sustained decrease in our revenue, margins, and stock price.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.  The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

The three month period ended December 31, 2008 was highlighted by several significant events:

(1)
During the three month period ended December 31, 2008, Vessel Margin, which we define as revenues minus the sum of outside voyage charter fees, charter hire, vessel operating expenses, and repairs and maintenance, for our Canadian Operations, including acquired vessels,  increased by CDN $1.7 million, or 42%.  However, the Canadian dollar weakened by more than 18% versus the US dollar compared to the three month period ended December 31, 2007.  As a result of this decline, the increase in vessel margin in the Canadian operation was reduced by $1.1 million, to an increase of $0.6 million when translated to US dollars.

(2)
In December, 2008, we lost 85 Sailing Days, which we define as days a vessel is crewed and available for sailing, or 23% of 372 possible Sailing Days. Our aggregate customers shut down their stone quarries 10-14 days earlier compared to prior years, and our only steel manufacturing customer ceased receiving iron ore shipments in December, 2008, which resulted in eliminating the appropriate cargo patterns necessary to operate at maximum profitability for that month.  Much of our aggregate customers’ tonnage is hauled on north to south trips; however, we were required to meet contractual commitments to our backhaul customers (usually south to north) who continued operations prior to the winter freeze and scheduled lock closures.  While we lost no sailing days in December due to the challenging weather conditions, our remaining operating vessels were unable to achieve scheduling and operating efficiencies.

(3)
We operated the three former Wisconsin & Michigan Steamship Company (“WMS”) time chartered vessels, which we acquired on February 13, 2008,  for a total of 260 Sailing Days during the three month period ended December 31, 2008. During the three month period ended December 31, 2007, these three vessels sailed 243 Sailing Days after they returned to service following a strike by WMS’s licensed officers.

(4)
We operated the two former Voyageur vessels, which we acquired on August 27, 2007, for a total of 166 Sailing Days during the three month period ended December 31, 2008, compared to 184 Sailing Days during the three month period ended December 31, 2007. The reduced Sailing Days were primarily due to our utilization of another of Lower Lakes’ available self-unloading vessels to service the grain market in December, 2008.

(5)
We retired and scrapped our oldest and smallest vessel in December 2007 and accordingly did not operate such vessel during the three month period ended December 31, 2008. We operated this vessel 50 Sailing Days during the three month period ended December 31, 2007.

(6)
We operated the Canadian and U.S. vessels Lower Lakes owned or operated at the time of our March, 2006 acquisition for four fewer Sailing Days during the three month period ended December 31, 2008 than during the three month period ended December 31, 2007.

(7)	We benefited from improving freight rates on new and renewed contracts, as well as contractual rate increases from existing contracts.

(8)	We incurred $73 of winterwork expense on vessels layed-up during the three month period ended December 31, 2008 compared to only $7 during the three month period ended December 31, 2007.

(9)
We had significant overall improvements in vessel operating margin during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 due to substantial performance improvements in the former WMS vessels.

(10)
Each of our customer contracts have fuel surcharge provisions whereby increases in our overall fuel costs are passed on to our customers.  However, decreases in fuel prices during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 reduced these surcharges.

The following table summarizes our Results of Operations during the three month periods ended December 31, 2008 and December 31, 2007.

Reconciliation of GAAP to Non-GAAP Measures
($ in 000’s)
	Three months ended December 31, 2008			Three months ended December 31, 2007

	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated
Revenue	36,158	-	36,158	35,917	-	35,917

Expenses
Outside voyage charter fees	5,310	-	5,310	4,034	-	4,034
Charter Hire	-	-	-	4,943	(4,943)	-
Vessel operating expenses	24,025	-	24,025	22,560	3,721	26,281
Repairs and maintenance	73	-	73	7	-	7
	29,408	-	29,408	31,544	(1,222)	30,322
Income before general and administrative, depreciation, amortization of drydock costs and intangibles, other income and expenses and income taxes (“Vessel Margin”)	6,750	-	6,750	4,373	1,222	5,595

General and administrative	2,326	-	2,326	2,495	153	2,648

EBITDA (Vessel Margin less General and administrative)	4,424	-	4,424	1,878	1,069	2,947

Depreciation and amortization of drydock costs, intangibles and charter hire	2,588	-	2,588	2,235	509	2,744
Write-off of retired vessel to salvage value	-	-	-	1,687	-	1,687
Loss (gain) on foreign exchange	22	-	22	11	-	11

Income (loss) before other income and expenses and income taxes	1,814	-	1,814	(2,055)	560	(1,495)
* On February 13, 2008, the Company acquired three vessels from WMS (a Variable Interest Entity (“VIE”) until that date). Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations for the three month period ended December 31, 2007 includes the results of WMS, as it was a VIE at that time. For a discussion of FIN 46R, see Notes 1 and 21 to our Consolidated Financial Statements for the three month period ended December 31, 2008.

Management believes that our financial results which exclude the VIE are the most precise means of making an informed comparison of our results of operations versus the prior year period.  EBITDA represents earnings before interest, income tax expense, depreciation and amortization, loss on asset disposal, and loss (gain) on foreign exchange.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as measures of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation.  A reconciliation of GAAP income before other income and expenses and income taxes to EBITDA is included in the financial tables above.  Vessel Margin represents EBITDA plus general and administrative expenses.  Vessel Margin is not a measure of performance calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of our operating performance, or cash flows from operating activities, as measures of liquidity.  Management believes that Vessel Margins are an important measure of the cash flow generated by individual vessels to evaluate performance and to make investment decisions.  A reconciliation of GAAP income before other income and expenses and income taxes to Vessel Margin is included in the financial tables above.

Revenues during the three month period ended December 31, 2008 were $36.2 million, an increase of 0.7% from $35.9 million during the three month period ended December 31, 2007.  Freight revenue generated from the Company’s own vessels decreased $1.8 million, but was offset by higher fuel surcharges and outside charter revenue.  Revenue was reduced by $3.3 million upon translation to US dollars and would have represented a $1.5 million increase at the currency translation rates of the three month period ended December 31, 2007, despite the decrease in Sailing Days in December, 2008.

Management believes that each of our vessels should achieve approximately 87 Sailing Days in an average third fiscal quarter, assuming no major repairs or incidents, and normal dry-docking cycle times performed during the winter lay-up period. During the three month period ended December 31, 2008, Sailing Days decreased 55 days to 1,019 days from 1,074 Sailing Days during the three month period ended December 31, 2007, which was due to the early shutdown of customer quarries and cessation of iron ore shipments in December, 2008. The table below sets forth a reconciliation of the difference in Sailing Days between the three month period ended December 31, 2007 and the three month period ended December 31, 2008.

Sailing Days during the three months ended December 31, 2007	1,074
Sailing Days gained attributable to the WMS Vessels	17
Sailing Days lost attributable to the Voyageur Vessels	(18)
Sailing Days lost attributable to the retirement of our oldest and smallest vessel	(50)
Sailing Days lost attributable to our U.S. vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	(9)
Sailing Days gained attributable to our Canadian vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	5
Sailing Days during the three months ended December 31, 2008	1,019

Our Vessel Margins increased $1.2 million to $6.8 million during the three month period ended December 31, 2008 from $5.6 million during the three month period ended December 31, 2007, despite a $1.1 million reduction due to lower currency translation rates compared to the three month period ended December 31, 2007. Excluding the VIE, Vessel Margins increased $2.4 million to $6.8 million during the three month period ended December 31, 2008 from $4.4 million during the three month period ended December 31, 2007. This increase was attributable to improved freight rates and operating metrics of the WMS vessels.

Our general and administrative expenses decreased $322 to $2.3 million during the three month period ended December 31, 2008 from $2.6 million during the three month period ended December 31, 2007. Excluding the VIE, our general and administrative expenses decreased $169 to $2.3 million during the three month period ended December 31, 2008 from $2.5 million for the three month period ended December 31, 2007. The decrease was attributable to a lower currency translation rate, but was partially offset by higher stock option expenses, a $100 provision for receivable allowance and higher capital taxes due to state tax changes. Our general and administrative expenses represented 6.4% of revenues during the three month period ended December 31, 2008 compared to 7.3% of revenues during the three month period ended December 31, 2007.

Depreciation expense was flat at $1.7 million during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007.

Amortization of dry-dock costs increased $131 to $0.5 million during the three month period ended December 31, 2008 from $376 during the three month period ended December 31, 2007, due to the drydocking of our two largest vessels during  the 2008 winter layup period. Amortization of intangibles decreased $235 to $398 during the three month period ended December 31, 2008 from $0.6 million during the three month period ended December 31, 2007, which was primarily attributable to the reduced amortization related to the acquisition of the two Voyageur vessels in August 2007 and the translation of the Canadian dollar compared to the prior year period.

As a result of the items listed above, during the three month period ended December 31, 2008, income before other income and expenses and income taxes increased $3.3 million to $1.8 million, compared to a loss of $1.5 million for the three month period ended December 31, 2007.

Interest expense increased $169 to $1.5 million during the three month period ended December 31, 2008 from $1.4 million during the three month period ended December 31, 2007. The increase in interest expense was primarily a result of the additional indebtedness incurred in connection with our acquisition of the WMS vessels, the repowering upgrade to the Saginaw and increased borrowings under our senior credit facility to maintain higher cash balances.

We recorded a loss on interest rate swap contracts of $3.4 million during the three month period ended December 31, 2008 as a result of adjusting our swap contracts to fair value as of the end of such period. The swap contracts were entered into on February 13, 2008.  Our senior credit facility requires us to enter into a specified level of interest rate swap contracts. Such expense represents the change in fair value of the underlying contracts and is a non-cash charge that will reverse to income if we hold the contracts to the end of the term.

Our loss before income taxes was $3.1 million during the three month period ended December 31, 2008 compared to $2.8 during the three month period ended December 31, 2007.

Our provision for income tax expense was $2.9 million during the three month period ended December 31, 2008 compared to a benefit of $0.8 million during the three month period ended December 31, 2007.  However, such U.S. and Canadian federal tax expense will not be paid until we utilize our applicable net operating losses.

Our net loss increased $4.1 million to a loss of $6.0 million during the three month period ended December 31, 2008 from a loss of $1.9 million during the three month period ended December 31, 2007.

We accrued $382 for cash dividends on our preferred stock during the three month period ended December 31, 2008 compared to $317 during the three month period ended December 31, 2007.

As a result of the items above, our net loss applicable to common stockholders increased $4.2 million to a loss of $6.4 million during the three month period ended December 31, 2008, compared to a loss of $2.2 million during the three month period ended December 31, 2007.

Impact of Inflation and Changing Prices

During the three month period ended December 31, 2008, there were significant decreases in our fuel costs compared to the immediate prior three month period ended September 30, 2008. Our contracts with our customers provide for recovery of increases of fuel costs over specified rates through fuel surcharges.

Nine months ended December 31, 2008 compared to the nine months ended December 31, 2007

The nine months ended December 31, 2008 were highlighted by several significant events:

(1)
We operated the three former WMS time chartered vessels for a total of 797 Sailing Days during the nine month period ended December 31, 2008. During the nine month period ended December 31, 2007, these three vessels sailed only 421 days due to a strike by WMS’s licensed officers.

(2)
We operated the two former Voyageur vessels for a total of 510 Sailing Days during the nine month period ended December 31, 2008, compared to only 252 Sailing Days during the nine month period ended December 31, 2007.

(3)
Due to the repowering and other upgrading of the Saginaw, we operated this vessel only 203 Sailing Days during the nine month period ended December 31, 2008, compared to 275 Sailing Days during the nine month period ended December 31, 2007.

(4)
We retired and scrapped our oldest and smallest vessel at the end of last season and accordingly did not operate such vessel during the nine month period ended December 31, 2008. We operated this vessel 233 Sailing Days during the nine month period ended December 31, 2007.

(5)
Excluding the Saginaw, we operated the Canadian and U.S. vessels that Lower Lakes owned or operated at the time of our March, 2006 acquisition for one less Sailing Day during the nine month period ended December 31, 2008 than during the nine month period ended December 31, 2007. Until December, 2008, we also benefited from improved vessel utilization realized from greater scheduling flexibility and increased backhaul opportunities available to our larger fleet.

(6)	We benefited from improved freight rates on new and renewed contracts, as well as contractual rate increases from existing contracts.

(7)
We had significant improvements in boat operating metrics, which allowed us to increase the percentage of time that the Company’s vessels were loaded.  Consequently, we moved significantly more cargo during the nine month period ended December 31, 2008 compared to the nine month period ended December 31, 2007.

(8)
All of our customer contracts have fuel surcharge provisions whereby increases in our fuel costs were passed on to customers. Such increases in fuel surcharges impact our margin percentages, but do not reduce our margin dollars.

(9)	We incurred $1.0 million in winter work expense during the nine month period ended December 31, 2008 compared to only $101 during the nine month period ended December 31, 2007.

The following table summarizes our Results of Operations during the nine month periods ended December 31, 2008 and December 31, 2007.

Reconciliation of GAAP to Non-GAAP Measures
($ in 000’s)
	Nine months ended December 31, 2008			Nine months ended December 31, 2007

	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated	Rand Logistics, Inc.	Impact of FIN46R*	Consolidated
Revenue	131,853	-	131,853	90,024	-	90,024

Expenses
Outside voyage charter fees	17,618	-	17,618	8,605	-	8,605
Charter Hire	-	-	-	10,733	(10.733)	-
Vessel operating expenses	79,936	-	79.936	55,993	7388	63,381
Repairs and maintenance	961	-	961	94	7	101
	98,515	-	98,515	75,425	(3,338)	72,087
Income before general and administrative, depreciation, amortization of drydock costs and intangibles, other income and expenses and income taxes (“Vessel Margin”)	33,338	-	33,338	14,599	3,338	17,937

General and administrative	7,457	-	7,457	6,823	568	7,391

EBITDA (Vessel Margin less General and administrative)	25,881	-	25,881	7,776	2,770	10,546

Depreciation and amortization of drydock costs, intangibles and charter hire	7,996	-	7,996	6,590	945	7,535
Write-off of retired vessel to salvage value	-	-	-	1,687	0	1,687
Gain on foreign exchange	(19)	-	(19)	(208)	-	(208)

Income (loss) before other income and expenses and income taxes	17,904	-	17,904	(293)	1,825	1,532
* On February 13, 2008, the Company acquired three vessels from WMS (a Variable Interest Entity (VIE) until that date). Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations for the nine month period ended December 31, 2007 includes the results of WMS, as it was a VIE at that time. For a discussion of FIN 46R, see Notes 1 and 21 to our Consolidated Financial Statements for the nine month period ended December 31, 2008.

Management believes that our financial results which exclude the VIE are the most precise means of making an informed comparison of our results of operations versus the prior year period.

Revenues during the nine month period ended December 31, 2008 were $131.9 million, an increase of 46.5% from $90.0 million during the nine month period ended December 31, 2007. This increase was primarily attributable to increased Sailing Days, higher fuel surcharges, improved vessel utilization and improved trade patterns.

Management believes that each of our vessels should achieve approximately 270 Sailing Days in our first three fiscal quarters, assuming average winter weather and ice, average winter work, average capital expenditures, no major repairs or incidents, and dry-docking cycle times performed during the winter lay-up period. During the nine month period ended December 31, 2008, Sailing Days increased 328 days to 3,066 Sailing Days, compared to 2,738 Sailing Days during the nine month period ended December 31, 2007. The table below sets forth a reconciliation of the difference in Sailing Days between the nine month period ended December 31, 2007 and the nine month period ended December 31, 2008.

Sailing Days during the nine month period ended December 31, 2007	2,738
Sailing Days gained attributable to the WMS Vessels	376
Sailing Days gained attributable to the acquired Voyageur Vessels	258
Sailing Days lost attributable to the retirement of our oldest and smallest vessel	(233)
Sailing Days lost attributable to our U.S. vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	(10)
Sailing Days lost attributable to our Canadian vessels owned or operated by Lower Lakes at the time of our March 2006 acquisition	(63)
Sailing Days during the nine month period ended December 31, 2008	3,066

Our Vessel Margins increased $15.4 million to $33.3 million during the nine month period ended December 31, 2008 from $17.9 million during the nine month period ended December 31, 2007.  Excluding the VIE, Vessel Margins increased $18.7 million to $33.3 million during the nine month period ended December 31, 2008 compared to $14.6 million during the nine month period ended December 31, 2007.

Repairs and maintenance expenses, which consist of expensed winter work, are a component of vessel operating cost and increased $0.9 million to $1.0 million during the nine month period ended December 31, 2008 from $101 during the nine month period ended December 31, 2007.  The increase was primarily due to five of our vessels not commencing sailing for the 2008 season until after the beginning of the fiscal year, which was a result of the completion of winterwork and capital expenditures on such vessels.

Our general and administrative expenses increased $66 to $7.5 million during the nine month period ended December 31, 2008 from $7.4 million during the nine month period ended December 31, 2007. Excluding the VIE, our general and administrative expenses increased $0.7 million to $7.5 million during the nine month period ended December 31, 2008 from $6.8 million during the nine month period ended December 31, 2007. The increase included $233 of higher cash expenses from increased infrastructure staffing and expenses and $403 attributable to higher non-cash equity compensation.  Our general and administrative expenses represented 5.7% of revenues during the nine month period ended December 31, 2008, a decrease from 8.2% of revenues during the nine month period ended December 31, 2007.

Due to the acquisition of the two Voyageur vessels, depreciation expense rose $204 to $5.1 million during the nine month period ended December 31, 2008 from $4.9 during the nine month period ended December 31, 2007.  The increase in depreciation expense was partially offset by the retirement of our oldest and smallest vessel.

Amortization of drydock costs increased $0.5 million to $1.6 million during the nine month period ended December 31, 2008 from $1.1 million during the nine month period ended December 31, 2007, which was due to the drydocking of our two largest vessels during the winter layup period.   Amortization of intangibles decreased $123 to $1.3 million during the nine month period ended December 31, 2008 from $1.4 million during the nine month period ended December 31, 2007, which was primarily attributable to reduced amortization arising from the acquisition of the two Voyageur vessels in August, 2007.

As a result of the items listed above, during the nine month period ended December 31, 2008, income before other income and expenses and income taxes increased $16.4 million to $17.9 million compared to $1.5 million for the nine month period ended December 31, 2007.

Interest expense increased $1.5 million to $5.0 million during the nine month period ended December 31, 2008 from $3.5 million during the nine month period ended December 31, 2007. This increase in interest expense was a result of the additional indebtedness incurred in connection with our acquisitions of the Voyager and WMS vessels and the repowering upgrade to the Saginaw.

We recorded a loss on interest rate swap contracts of $2.9 million during the nine month period ended December 31, 2008 as a result of adjusting our swap contracts to fair value as of the end of such period.

Our income before income taxes was $10.1 million during the nine month period ended December 31, 2008 compared to a loss of $1.8 million during the nine month period ended December 31, 2007.

Our provision for income tax expense was $8.2 million during the nine month period ended December 31, 2008 from a benefit of $462 during the nine month period ended December 31, 2007.  However, such U.S. and Canadian federal tax expense will not be paid until we utilize our applicable net operating losses.

Our net income increased $3.0 million to $1.9 million during the nine month period ended December 31, 2008 from a loss of $1.1 million during the nine month period ended December 31, 2007.

We accrued $1.2 million for cash dividends on our preferred stock during the nine month period ended December 31, 2008, compared to $0.9 million during the nine month period ended December 31, 2007.  During the nine month period ended December 31, 2007, we also recorded $2.0 million of Stock Warrant Inducement Discount expense in connection with the $0.50 per warrant discount on the 4.0 million warrants which were exercised during that period.

As a result of the items above, our net income applicable to common stockholders increased $4.7 million to $0.7 million during the nine month period ended December 31, 2008, compared to a loss of $4.0 million during the nine month period ended December 31, 2007.

Impact of Inflation and Changing Prices

During the nine month period ended December 31, 2008, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, financing and investing activities) which is included in our consolidated financial statements for the nine month periods ended December 31, 2008 and December 31, 2007.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Net cash provided by operating activities for the nine month period ended December 31, 2008 was $3.8 million, an increase in cash flow of $7.3 million compared to net cash used of $3.5 million during the nine month period ended December 31, 2007. This increase was primarily due to higher pretax income, but was offset by increases in net working capital.

Cash used in investing activities decreased by $21.9 million to $6.9 million during the nine month period ended December 31, 2008 from $28.8 million during the nine month period ended December 31, 2007.  This decrease was due to the acquisition of the Voyageur assets in the nine month period ended December 31, 2007, but was offset by increased capital expenditures in the nine month period ended December 31, 2008.

Cash flows from financing activities decreased $18.7 to $10.1 million during the nine month period ended December 31, 2008 from $28.8 million during the nine month period ended December 31, 2007.  This decrease was attributable to the cash received from the warrant exercise program during the nine month period ended December 31, 2007, but was offset by lower long term debt repayments and borrowings under the line of credit in the nine month period ended December 31, 2008.

During the nine months ended December 31, 2008, long term debt decreased $9.7 million, which included $2.2 million in scheduled principal payments and a $7.5 million decrease attributable to the weakening Canadian dollar and its impact on the translation to US Dollars of the Canadian dollar portion of our long term debt.

Investments in Capital Expenditures and Drydockings

We expended $8.5 million in paid and unpaid capital expenditures and drydocking expenses during the nine month period ended December 31, 2008 including $6.7 million relating to the 2008 Winter season. Our capital expenditures and drydock expenses for the winter 2009 season, which commenced in the three month period ended December 31, 2008 were $1.8 million as of December 31, 2008.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At December 31, 2008, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $48.0 million of term borrowings in Canada and CDN $7.0 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows by country, the sudden change in exchange rates can increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.

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

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2008 financial statements for a discussion of outstanding options and warrants.

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

In the event GE Canada made a demand against Lower Lakes pursuant to the terms of the guarantee, an affiliate of Voyageur agreed to contribute half of any amounts drawn under the guarantee through a CDN $0.6 million letter of credit provided to Lower Lakes, which expired on December 31, 2008.

Voyageur has been determined to be a variable interest entity under United States generally accepted accounting principles. We have determined that we are not a “Primary Beneficiary” of Voyageur’s remaining business and therefore not required to consolidate Voyageur’s financial statements. For a discussion of Variable Interest Entities, see Note 21 to our December 31, 2008 financial statements.

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

Property and equipment

Property and equipment are recorded at cost and have been valued as of the date of acquisition. Depreciation methods for capital assets are as follows:

Vessels	4 - 25 years straight-line

Leasehold improvements	7 - 11 years straight-line

Furniture and equipment	20% declining-balance

Vehicles	20% declining-balance

Computer equipment	45% declining-balance

Communication equipment	20% declining-balance

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

Interest rate swap contracts

The Company accounts for its two interest rate swap contracts on its term debt utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of the contracts is included in current liabilities on the Consolidated Balance Sheet.

Variable interest entities

        Effective for the second fiscal quarter ended September 30, 2006, the Company implemented FASB Interpretation 46R (“FIN 46R”), which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21 to the consolidated financial statements for the six month period ended September 30, 2008). Two VIE’s have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 8 to the consolidated financial statements for the six month period ended September 30, 2008) is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

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

IFRS

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Fair Value Measurement

In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 18 to the December 31, 2008 interim financial statements.  On April 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for our nonfinancial assets and liabilities which include goodwill and intangible assets. The Company does not anticipate that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Statement 159 was effective for the Company on April 1, 2008. The Company has selected the option not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of Statement 159 had no impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

As of December 31, 2008, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as well as the following, before investing in any of our securities.

Global Economic Conditions Risk Factor

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our financial results and financial condition.

During recent months, there has been substantial volatility and losses in worldwide equity markets that could lead to an extended worldwide economic recession.  In addition, due to the substantial uncertainty in the global economies, there has been deterioration in the credit and capital markets and access to financing is uncertain.  These conditions could have an adverse effect on our industry and our business and future operating results. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.

There have been no other material changes to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2008.

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

RAND LOGISTICS, INC.

Date: February 11, 2009	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: February 11, 2009	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.