Form 10-K
period 2009-03-31
Rand Logistics, Inc.
filed 2009-06-25
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33345
_______________

RAND LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 20-1195343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

461 Fifth Avenue, 25th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 644-3450

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                                    Accelerated filer ☐

Non-accelerated filer ☐                                                      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2008 was $21,924,888.

12,890,927 shares of Common Stock were outstanding at June 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 23, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAND LOGISTICS, INC.

i

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

On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels (the “Core Vessels”). As part of the acquisition of Lower Lakes, we also acquired Lower Lakes' affiliate, Grand River Navigation Company, Inc. (“Grand River”). Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand's business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

 On August 27, 2007, Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the "Vessels") from Voyageur Marine Transport Limited ("Voyageur"), and Voyageur Pioneer Marine Inc. for an aggregate purchase price of CDN $25.0 million.  In connection with the acquisition of the Vessels, Lower Lakes entered into a Contract of Affreightment with Voyageur and Voyageur Maritime Trading Inc. ("VMT"), pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the "Trader"), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.  Lower Lakes has the option to acquire the Trader for CDN $5.0 million, subject to certain adjustments, between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions.

On February 13, 2008, Grand River and Rand LL Holdings Corp. acquired three United States flagged vessels, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, from Wisconsin & Michigan Steamship Company ("WMS"), for an aggregate purchase price of $20.0 million, plus transaction expenses.  Prior to commencement of the 2008 sailing season, we transferred one of the vessels acquired from United States to Canadian registry for deployment as part of Lower Lakes Canadian fleet. Lower Lakes Transportation had time chartered these three vessels since August 1, 2006 pursuant to the terms of a Time Charter Agreement between Lower Lakes Transportation and WMS, which also provided for an option to purchase the vessels.   Prior to the vessels’ acquisition and in connection with such time charter, the Company determined WMS was a variable interest entity (“VIE”) and, as such, consolidated WMS’s financial statements into the Company’s consolidated financial statements in accordance with FIN-46R.  Following the acquisition of the WMS vessels, the Company determined it was no longer a primary beneficiary of WMS and therefore not required to consolidate WMS’s financial statements into the Company’s consolidated financial statements.

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

Lower Lakes' fleet consists of five self-unloading bulk carriers and three conventional bulk carriers in Canada and five self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns seven of the Canadian vessels and charters the eighth pursuant to the terms of a Contract of Affreightment.  Lower Lakes Transportation time charters five of the U.S. vessels, including the tug and barge unit, from Grand River. With the exception of the barge (which Grand River bareboat charters from an affiliate of WMS, Grand River owns the vessels that it time charters to Lower Lakes Transportation.

Lower Lakes is a leader in the provision of River Class bulk freight shipping services throughout the Great Lakes, operating  one-half of all River Class vessels servicing the Great Lakes and the majority of boom-forward equipped vessels in this category. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds – offer greater accessibility for delivery of cargo to locations where only forward access is possible. Six of the vessels used in Lower Lakes' operations are boom forward self-unloaders and four vessels are boom aft self-unloaders. River Class vessels - which represent the smaller end of Great Lakes vessels with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons - are ideal for customers seeking to move significant quantities of dry bulk product to ports which restrict non-River Class vessels due to size and capacity constraints.

 Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt.  Lower Lakes’ top ten customers accounted for approximately 70% of its revenue during the twelve months ended March 31, 2009.  Lower Lakes is the sole-source shipping provider to several of its customers.  Many of Lower Lakes’ customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area.  In the River Class market segment, Lower Lakes generally faces two primary competitors: Seaway Marine Transport and American Steamship Company.  Seaway Marine Transport is a Canadian traffic and marketing partnership, which owns 22 self-unloading vessels, four of which are River Class boom-forward vessels.  American Steamship Company operates in the U.S. and maintains a fleet of 18 vessels, four of which are River Class vessels.  We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer’s schedule and offer shipping flexibility is a key competitive factor.  Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.

We believe that until November 2008, demand  exceeded available shipping capacity on the Great Lakes, which has caused prices and margins to increase steadily over time. While freight carried is steadily increasing, the available capacity is declining over the long term as the aging Great Lakes fleet is retired. We do not believe that such retirements will be replaced with new or refurbished capacity until freight rates are substantially increased to justify such capital investments.

As of March 31, 2009, Lower Lakes had approximately 398 full-time employees, 29 of whom were shoreside and management and 369 that were operational.  Approximately 44% of Lower Lakes’ employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.

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

The offer commenced on September 26, 2008, and ended on October 26, 2008. 5,045,275 warrants, or approximately 97.1% of the 5,194,489 publicly traded warrants then outstanding, were tendered for cashless exercise in exchange for 201,811 shares of our common stock, or 1.6% of common shares outstanding at the commencement of the offer. An additional 74,659 warrants were exercised during the offer period generating $373,000 of proceeds. The Company’s expenses in connection with the warrant tender offer were approximately $292,000. Pursuant to their terms, the Company’s remaining 74,555 warrants expired on October 26, 2008.

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

Risks Associated with our Business

Our business is dependent upon key personnel whose loss may adversely impact our business.

We depend on the expertise, experience and continued services of Lower Lakes’ senior management employees, especially Scott Bravener, its President. Bravener has acquired specialized knowledge and skills with respect to Lower Lakes and its operations and most decisions concerning the business of Lower Lakes will be made or significantly influenced by him. Although Lower Lakes maintains life insurance with respect to Bravener, the proceeds of such insurance may not be adequate to compensate Lower Lakes in the event of Bravener’s death. The loss of Bravener or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Bravener were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

Some of our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Capital expenditures and other costs necessary to operate and maintain Lower Lakes’ vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards.

Capital expenditures and other costs necessary to operate and maintain Lower Lakes’ vessels tend to increase with the age of each vessel. Accordingly, it is likely that the operating costs of Lower Lakes’ older vessels will increase. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require Lower Lakes to make additional expenditures. For example, if the U.S. Coast Guard, Transport Canada or the American Bureau of Shipping (an independent classification society that inspects the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment. In order to satisfy any such requirement, Lower Lakes may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable Lower Lakes to operate its older vessels profitably during the remainder of their anticipated economic lives.

If Lower Lakes is unable to fund its capital expenditures, drydock costs and winter work expenses, Lower Lakes may not be able to continue to operate some of its vessels, which would have a material adverse effect on our business.

In order to fund Lower Lakes’ capital expenditures, drydock costs and winter work expenses, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. Our failure to obtain the funds for necessary future capital expenditures and winter work expenses would limit its ability to continue to operate some of its vessels and could have a material adverse effect on our business, results of operations and financial condition.

The climate in the Great Lakes region limits Lower Lakes’ vessel operations to approximately nine months per year.

Lower Lakes’ operating business is seasonal, meaning that it experiences higher levels of activity in some periods of the year than in others.  Ordinarily, Lower Lakes is able to operate its vessels on the Great Lakes for approximately nine months per year beginning in late March or April and continuing through December or mid-January. However, weather conditions and customer demand cause increases and decreases in the number of days Lower Lakes actually operates.

The shipping industry has inherent operational risks that may not be adequately covered by Lower Lakes’ insurance.

Lower Lakes maintains insurance on its fleet for risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which includes environmental damage and pollution insurance). We can give no assurance that Lower Lakes will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Lower Lakes may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, in the future, Lower Lakes may not be able to obtain adequate insurance coverage at reasonable rates for Lower Lakes’ fleet. Lower Lakes may also be subject to calls, or premiums, in amounts based not only on its own claim record but also the claims record of all other members of the protection and indemnity associations through which Lower Lakes may receive indemnity insurance coverage. Lower Lakes’ insurance policies will also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase its costs.

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

Lower Lakes’ ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. Lower Lakes’ business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditures and winter work expenses. The indebtedness of Lower Lakes under its new senior credit facility bears interest at floating rates, and therefore, if interest rates increase, Lower Lakes’ debt service requirements will increase. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness, including the new senior credit facility, on commercially reasonable terms, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

A default under Lower Lakes’ indebtedness may have a material adverse effect on our financial condition.

In the event of a default under Lower Lakes’ indebtedness, including the indebtedness under its existing senior credit facility, the holders of the indebtedness generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the existing senior credit facility are secured by a first priority lien on all of the assets of Lower Lakes, Lower Lakes Transportation and Grand River and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the existing senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our results of operations.

Servicing debt could limit funds available for other purposes, such as the payment of dividends.

Lower Lakes will use cash to pay the principal and interest on its debt, and to fund capital expenditures, drydock costs and winter work expenses. These payments limit funds that would otherwise be available for other purposes, including distributions of cash to our stockholders.

Lower Lakes’ loan agreements contain restrictive covenants that will limit its liquidity and corporate activities.

Lower Lakes’ loan agreements impose operating and financial restrictions that limit Lower Lakes’ ability to:

•	incur additional indebtedness;

•	create additional liens on its assets;

•	make investments;

•	engage in mergers or acquisitions;

•	pay dividends; and

•	sell any of Lower Lakes’ vessels or any other assets outside the ordinary course of business.

Therefore, Lower Lakes will need to seek permission from its lender in order for Lower Lakes to engage in some corporate actions. Lower Lakes’ lender’s interests may be different from those of Lower Lakes, and no assurance can be given that Lower Lakes will be able to obtain its lender’s permission when needed. This may prevent Lower Lakes from taking actions that are in its best interest.

Because Lower Lakes generates approximately 60% of its revenues and incurs approximately 60% of its expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer exchange rate losses thereby increasing expenses and reducing income.

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

Substantially all of Grand River’s employees are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition.

A labor union has attempted to unionize Lower Lakes’ Canadian employees.

The Seafarers International Union of Canada, or SIU, has attempted without success to organize Lower Lakes’ unlicensed employees periodically over the past several years. Although we believe that support for this union is low, if SIU is successful in organizing a union among Lower Lakes’ Canadian employees, it could result in increased labor costs or reduced productivity for Lower Lakes, which could have a material adverse effect on our results of operations.

Lower Lakes’ employees are covered by U.S. Federal laws that may subject it to job-related claims in addition to those provided by state laws.

All of Lower Lakes’ U.S. seagoing employees are covered by provisions of the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in Federal courts. Because Lower Lakes is not generally protected by the limits imposed by state workers’ compensation statutes, Lower Lakes has greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

Restriction on foreign ownership and possible required divestiture of stock.

Under U.S. maritime laws, in order for us to maintain our eligibility to own and operate vessels in the U.S. domestic trade, 75% of our outstanding capital stock and voting power is required to be held by U.S. citizens. Although our amended and restated certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock, we could lose its ability to conduct operations in the U.S. domestic trade if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on our results of operations. If our board of directors determines that persons who are not citizens of the U.S. own more than 23% of our outstanding capital stock or more than 23% of our voting power, we may redeem such stock or, if redemption is not permitted by applicable law or if our board of directors, in its discretion, elects not to make such redemption, we may require the non-citizens who most recently acquired shares to divest such excess shares to persons who are U.S. citizens in such manner as our board of directors directs. The required redemption would be at a price equal to the average closing price during the preceding 30 trading days, which price could be materially different from the current price of the common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases the common stock, there can be no assurance that he will not be required to divest the shares and such divestiture could result in a material loss. Such restrictions and redemption rights may make Rand’s equity securities less attractive to potential investors, which may result in Rand’s publicly traded common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to obtain future public financing.

We currently have outstanding an option to purchase 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock which expires if unexercised on October 12, 2009. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent this warrant and option are exercised, you may experience dilution to your holdings.

The conversion of our series A convertible preferred stock will result in significant and immediate dilution of our existing stockholders and the book value of their common stock.

The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,419,355 shares of our common stock, which, on an “as converted” basis, represents approximately 16% of our aggregate outstanding common stock.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.

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

Future acquisitions of vessels or businesses by Rand or Lower Lakes would subject Rand and Lower Lakes to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Rand’s or Lower Lakes’ capital structure.

Rand intends to pursue other acquisition opportunities in an effort to diversify its investments and/or grow Lower Lakes’ business. While neither Rand nor Lower Lakes is presently committed to any additional acquisition, Rand is currently actively pursuing one or more potential acquisition opportunities. Acquisitions may be of individual or groups of vessels or of businesses operating in the shipping or other industries. Following the acquisition of Lower Lakes, Rand will not be limited to any particular industry or type of business that it may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that Rand may acquire, or of the industry in which such business operates. To the extent Rand acquires a financially unstable business, we may be affected by numerous risks inherent in the acquired business’s operations. If Rand acquires a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although Rand’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

In addition, the financing of any acquisition completed by Rand could adversely impact Rand’s capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of existing stockholders and/or adversely affect prevailing market prices for Rand’s common stock. Increasing Rand’s indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in Rand.

Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate an acquisition, you will not be asked to vote on any proposed acquisition and you will not be entitled to exercise conversion rights in connection with any such acquisition.

Risks Associated with the Shipping Industry

The cyclical nature of the Great Lakes dry bulk shipping industry may lead to decreases in shipping rates, which may reduce Lower Lakes’ revenue and earnings.

The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values. Rand anticipates that the future demand for Lower Lakes’ dry bulk carriers and dry bulk charter rates will be dependent upon continued demand for imported commodities, economic growth in the United States and Canada, seasonal and regional changes in demand, and changes to the capacity of the Great Lakes fleet which cannot be predicted. Adverse economic, political, social or other developments could decrease demand and growth in the shipping industry and thereby reduce revenue and earnings. Fluctuations, and the demand for vessels, in general, have been influenced by, among other factors:

•	global and regional economic conditions;

•	developments in international and Great Lakes trade;

•	changes in seaborne and other transportation patterns, such as port congestion and canal closures;

•	weather and crop yields;

•	political developments; and

•	embargoes and strikes.

The market values of Lower Lakes’ vessels may decrease, which could cause Lower Lakes to breach covenants in its credit facility and which could reduce earnings and revenues as a result of potential foreclosures.

Vessel values are influenced by several factors, including:

•	changes in environmental and other regulations that may limit the useful life of vessels;

•	changes in Great Lakes dry bulk commodity supply and demand;

•	types and sizes of vessels;

•	development of and increase in use of other modes of transportation;

•	governmental or other regulations; and

•	prevailing level of charter rates.

If the market values of Lower Lakes’ owned vessels decrease, Lower Lakes may breach some of the covenants contained in its credit facility. If Lower Lakes does breach such covenants and Lower Lakes is unable to remedy the relevant breach, its lenders could accelerate its debt and foreclose on the collateral, including Lower Lakes’ vessels. Any loss of vessels would significantly decrease the ability of Rand to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, Rand would incur a loss that would reduce earnings.

A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes’ owned fleet is currently enrolled with the American Bureau of Shipping.

A vessel must undergo Annual Surveys, Intermediate Surveys, and Special Surveys by its classification society, as well as periodic inspections by shipping regulators. As regards classification surveys, in lieu of a Special Survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Lower Lakes’ vessels are on Special Survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every four to five years for inspection of the underwater parts of such vessel.

Due to the age of several of the vessels, the repairs and remediations required in connection with such classification society surveys and other inspections may be extensive and require significant expenditures. Additionally, until such time as certain repairs and remediations required in connection with such surveys and inspections are completed (or if any vessel fails such a survey or inspection), the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on Rand’s revenues, results of operations and liquidity, and any such impact may be material.

Lower Lakes’ business would be adversely affected if Lower Lakes failed to comply with U.S. maritime laws or the Coasting Trade Act (Canada) provisions on coastwise trade, or if those provisions were modified or repealed.

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

As of March 31, 2009, the average age of the vessels operated by Lower Lakes was approximately 51 years. The expense of maintaining, repairing and upgrading Lower Lakes’ vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any its vessels, our financial performance would be adversely affected.

Lower Lakes is subject to environmental laws that could require significant expenditures both to maintain compliance with such laws and to pay for any uninsured environmental liabilities resulting from a spill or other environmental disaster.

The shipping business and vessel operation are materially affected by government regulation in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, Rand cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of Lower Lakes’ vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit Rand’s ability to do business or increase the cost of its doing business, which may materially adversely affect its operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect Rand’s results of operations.

Canada has adopted a regime of strict liability for oil pollution damage caused by ships (Part 6 of the Marine Liability Act). In case of non-tanker vessels, such as Lower Lakes’ vessels, a vessel’s registered owner is strictly liable for pollution damage caused on the Canadian territory, in Canadian territorial waters or in Canada’s exclusive economic zone by oil of any kind or in any form including petroleum, fuel oil, sludge, oil refuse and oil mixed with wastes, subject to certain defenses. The liability of the shipowner is, however, limited in accordance with the provisions of the Convention on Limitation of Liability for Maritime Claims, 1976, as amended by the Protocol of 1996. Pursuant to this Convention, the shipowner can limit its liability to (i) 1 million Special Drawing Right, or SDR, as defined by the International Monetary Fund for the first 2,000 tons of tonnage, (ii) 400 SDR for each additional ton up to 30,000 tons of tonnage, (iii) 300 SDR for each additional ton up to 70,000 tons of tonnage and (iv) 200 SDR for each additional ton of tonnage. In addition to the Marine Liability Act, Lower Lakes’ vessels are also subject to other Canadian laws and regulations that contain significant fine and penalty provisions relating to the marine environment, pollution and discharges of hazardous substances, including the Migratory Birds Convention Act, the Canadian Environmental Protection Act, 1999, and the Fisheries Act.

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in United States waters, which includes the Great Lakes and their connecting and tributary waterways. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from vessel discharges of oil of any kind or in any form.

Lower Lakes currently maintains pollution liability coverage insurance.  However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on Rand’s cash flow, profitability and financial position.

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

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect in July 2004, and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created ISPS Code. Among the various requirements are:

•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.

The U.S. Coast Guard regulations are intended to be aligned with these international maritime security standards. Although Rand does not believe these additional requirements will have a material financial impact on Lower Lakes’ operations, Rand cannot assure you that there will be no interruption in operations to bring vessels into compliance with the applicable requirements and any such interruption could cause a decrease in revenues.

The operation of Lower Lakes’ vessels is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Rand’s operating results.

Rand’s operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes’ vessels. Fuel prices have increased substantially since 2004. Although price escalation clauses form part of substantially all of Lower Lakes’ contracts of affreightment, which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand’s operating results will be adversely affected.

Governments could requisition Lower Lakes’ vessels during a period of war or emergency, resulting in loss of revenues and earnings from such requisitioned vessels.

The United States or Canada could requisition title or seize Lower Lakes’ vessels during a war or national emergency. Requisition of title occurs when a government takes a vessel and becomes the owner. A government could also requisition Lower Lakes vessels for hire, which would result in the government’s taking control of a vessel and effectively becoming the charterer at a dictated charter rate. Requisition of one or more of Lower Lakes’ vessels would have a substantial negative effect on Rand, as Rand would potentially lose all or substantially all revenues and earnings from the requisitioned vessels and permanently lose the vessels. Such losses might be partially offset if the requisitioning government compensated Rand for the requisition.

The operation of Great Lakes-going vessels entails the possibility of marine disasters including damage or destruction of the vessel due to accident, the loss of a vessel due to piracy or terrorism, damage or destruction of cargo and similar events that may cause a loss of revenue from affected vessels and damage Lower Lakes’ business reputation, which may in turn, lead to loss of business.

The operation of Great Lakes-going vessels entails certain inherent risks that may adversely affect Lower Lakes’ business and reputation, including:

•	damage or destruction of vessel due to marine disaster such as a collision;

•	the loss of a vessel due to piracy and terrorism;

•	cargo and property losses or damage as a result of the foregoing or less drastic causes such as human error, mechanical failure and bad weather;

•	environmental accidents as a result of the foregoing; and

•	business interruptions and delivery delays caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions.

Any of these circumstances or events could substantially increase Lower Lakes’ costs, as for example, the costs of replacing a vessel or cleaning up a spill, or lower its revenues by taking vessels out of operation permanently or for periods of time. The involvement of Lower Lakes’ vessels in a disaster or delays in delivery or damages or loss of cargo may harm its reputation as a safe and reliable vessel operator and cause it to lose business.

If Lower Lakes’ vessels suffer damage, they may need to be repaired at Lower Lakes’ cost at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial. Lower Lakes may have to pay drydocking costs that insurance does not cover. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, could decrease its revenues and earnings substantially, particularly if a number of vessels are damaged or drydocked at the same time.

Maritime claimants could arrest Lower Lakes’ vessels, which could interrupt its cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo, and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages against such vessel. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of Lower Lakes’ vessels could interrupt its cash flow and require it to pay large sums of funds to have the arrest lifted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices at 461 Fifth Avenue, 25th Floor, New York, New York 10017 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer.  We currently lease the following properties:

o	Lower Lakes Towing leases approximately 4,500 square feet of warehouse space at 207 Greenock Street, Port Dover, Ontario under a lease that expires October 2012.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires October 2018.

o	Grand River leases approximately 1,300 square feet of space at 515 Moore Road, Suite 2, Avon Lake, Ohio under a lease that expires July 31, 2011.

o	Grand River leases approximately 300 square feet at 3301 Veterans Drive. Suite 210, Traverse City, Michigan under a lease that is renewed on a monthly basis.

o	Rand Finance leases approximately 175 square feet at 17 Wilson Road, Chelmsford, Massachusetts under that is renewed on a monthly basis.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Capital Market under the symbol RLOG.  Prior to the expiration of our warrants on October 26, 2008, our units and warrants traded on the NASDAQ Capital market under the symbols RLOGU and RLOGW, respectively  The following table sets forth the high and low sales prices for each full quarterly period within the two most recent fiscal years.

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low

June 30, 2007	$7.35	$5.00	$2.76	$1.70	$11.90	$11.65
September 30, 2007	$6.50	$5.17	$2.13	$1.05	$*	$*
December 31, 2007	$6.50	$5.11	$2.48	$1.45	$11.50	$6.00
March 31, 2008	$6.45	$4.90	$1.89	$0.30	$10.50	$5.00
June 30, 2008	$5.97	$4.95	$1.19	$0.05	$6.60	$5.41
September 30, 2008	$6.10	$4.90	$0.99	$0.05	$7.50	$5.78
December 31, 2008	$5.00	$3.41	$0.21**	$0.07**	$5.84**	$4.50**
March 31, 2009	$4.05	$2.34	**	**	**	**

*No trades of the Company’s Units were made during the quarter ended September 30, 2007.
**Trading of the Company’s warrants and units ceased on October 21, 2008 due to the expiration of the Company’s warrants.

Holders

As of June 24, 2009, there were 21 holders of record of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Results of Operations for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008.

The fiscal year ended March 31, 2009 was highlighted by several significant events:

(1)
We operated the three former WMS time chartered vessels that we acquired on February 13, 2008 for a total of 797 Sailing Days, which we define as days a vessel is crewed and available for sailing, during the fiscal year ended  March 31, 2009. During the fiscal year ended March 31, 2008, these three vessels sailed only 468 days due to a strike by WMS’s licensed officers.

(2)	We operated the two former Voyageur vessels for a total of 529 Sailing Days during the fiscal year ended March 31, 2009, compared to only 285 Sailing Days during the fiscal year ended March 31, 2008.

(3)
We retired and scrapped our oldest and smallest vessel at the end of the 2008 sailing season, and accordingly did not operate such vessel during the fiscal year ended March 31, 2009. We operated this vessel 233 Sailing Days during the fiscal year ended March 31, 2008.

(4)
Due to the repowering and other upgrading of the Saginaw, we operated this vessel only 222 Sailing Days during the fiscal year ended March 31, 2009, compared to 275 Sailing Days during the fiscal year ended March 31, 2008.

(5)
Excluding the Saginaw, we operated the remaining Canadian and U.S. Core Vessels that Lower Lakes owned or operated at the time of our March, 2006 acquisition for 22 fewer Sailing Day during the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008.  This decrease was primarily the result of reduced operations in the three month period ended March 31, 2009 due to the impact of a weaker economy.

(6)	We benefited from improved freight rates on new and renewed contracts, as well as contractual rate increases from existing contracts.

(7)
Until December 2008, we benefited from improved vessel utilization realized from greater scheduling flexibility and increased backhaul opportunities available to our larger fleet, which allowed us to increase the percentage of time that the Company’s vessels were loaded.  Consequently, we moved significantly more cargo during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

(8)
All of our customer contracts have fuel surcharge provisions whereby the increases in our fuel costs are passed on to customers.  Such increases in fuel surcharges impact our margin percentages, but do not reduce our margin dollars.

(9)
Due to the weakened economy, we experienced a significant slowdown from our aggregates and iron ore customers commencing in December 2008, as quarries were closed early for the winter and iron ore shipments to our major steel manufacturing customer were suspended.  Much of our aggregate and steel customer’s tonnage is carried in north to south trips; however, commencing in December, 2008, we were required to continue to meet customer contractual commitments for our backhaul customers (usually south to north) who remained open before the winter freeze and scheduled lock closures.  Accordingly, the remaining vessels operated through the end of the sailing season but were unable to maintain scheduling and operating efficiencies.

(10)
The Canadian dollar weakened by approximately 23% versus the US dollar at March 31, 2009 as compared to March 31, 2008.  However, as a result of the timing of our Great Lakes season, Canadian revenues and costs were translated at an approximately 5% lower translation rate than in the prior year.

Selected Financial Information

(USD in 000's)	Fiscal year ending March 31, 2009	Fiscal year ending March 31, 2008	$ Change	% Change
Revenue:
Freight and related revenue	$85,832	$70,985	$14,847	20.9%
Fuel and other Surcharges	$29,144	$14,269	$14,875	104.2%
Outside Voyage Charter revenue	$19,210	$9,515	$9,695	101.9%
Total	$134,186	$94,769	$39,417	41.6%

Expenses:
Outside Voyage Charter Fees	$17,665	$9,436	$8,229	87.2%
Vessel Operating expenses	$81,346	$69,117	$12,229	17.7%
Repairs and Maintenance	$5,162	$3,844	$1,318	34.3%

Sailing Days:	3,148	2,883	265	9.2%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,266	$24,622	$2,644	10.7%
Fuel and other Surcharges	$9,258	$4,949	$4,309	87.1%

Expenses per Sailing Day:
Vessel Operating expenses	$25,841	$23,974	$1,867	7.8%
Repairs and Maintenance	$1,640	$1,333	$307	23.0%

Management believes that each of our vessels should achieve approximately 275 Sailing Days in an average Great Lakes season assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 262 Sailing days during the 2009 sailing season, which ended early due to the weakened economy, compared to an average of 236 Sailing Days (excluding the acquired Voyageur vessels) during the 2008 sailing season.  During the fiscal year ended March 31, 2009, Sailing Days increased 265 days, or 9.2%, to 3,148 Sailing Days, despite the early shutdown of customer quarries and cessation of iron ore shipments in December 2008, from 2,883 Sailing Days during the fiscal year ended March 31, 2008.

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008:

(USD in 000's)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Fiscal year ended March 31, 2008	2,883	$70,985	$14,269	$9,515	$94,769	$69,117

Changes in fiscal year ended March 31, 2009:
Increase attributable to acquired WMS vessels	329	$12,074	$5,671	-	$17,745	$8,716
Increase attributable to the acquired Voyageur vessels	244	$7,276	$3,269	-	$10,545	$6,577
Sailing Days Lost due to retirement of smallest vessel	(233)	$(4,748)	$(1,094)	-	$(5,842)	$(4,443)
Changes due to the Saginaw Engine Upgrade	(53)	$(1,281)	$690	-	$(591)	$(1,251)
Other factors	(22)	$1,526	$6,339	-	$7,865	$2,630
Changes in Outside Voyage Charter Revenue	-	-	-	$9,695	$9,695	-
Other	-	-	-	-	-	-
Sub-Total	265	$14,847	$14,875	$9,695	$39,417	$12,229

Fiscal Year ended March 31, 2009	3,148	$85,832	$29,144	$19,210	$134,186	$81,346

Total revenue during the fiscal year ended March 31, 2009 was $134.2 million, an increase of $39.4 million, or 41.6%, compared to $94.8 million during the fiscal year ended March 31, 2008.  This increase was primarily attributable to increased Sailing Days, higher fuel surcharges, price increases, improved vessel utilization and improved trade patterns.

Freight and other related revenue generated from the Company’s owned vessels increased $14.8 million, or 20.9%, to $85.8 million during the fiscal year ended March 31, 2009 compared to $71 million during the fiscal year ended March 31, 2008. Freight and related revenue per Sailing Day increased $2,644, or 10.7%, to $27,266 per Sailing Day in the fiscal year ended March 31, 2009 compared to $24,622 the fiscal year ended March 31, 2008.  This increase reflects a combination of a larger fleet, price increases, higher water levels, productivity improvements, improved backhaul utilization and improved trading patterns.

Fuel and other pass through surcharges increased $14.9 million, or 104%, to $29.1 million during the fiscal year ended March 31, 2009 compared to $14.3 million during the fiscal year ended March 31, 2008. Fuel and other surcharges revenue per Sailing Day increased $4,309 to $9,258 per Sailing Day in the fiscal year ended March 31, 2009 compared to $4,949 in the fiscal year ended March 31, 2008.

Outside Voyage Charter revenues increased $9.7 million, or 102%, to $19.2 million during the fiscal year ended March 31, 2009 compared to $9.5 million during the fiscal year ended March 31, 2008.  The increase in Outside Voyage Charter revenues was due to the Company outsourcing contractual commitments that it could not handle on a timely basis with its own capacity during the first eight months of the fiscal year as a result of the repowering of the Saginaw, the carryover effect from the strike against the WMS vessels in the fiscal year ended March 31, 2008, and the Company’s practice to outsource a portion of its normal business to optimize vessel efficiencies.

Vessel Operating Expenses increased $12.2 million, or 17.7%, to $81.3 million in the fiscal year ended March 31, 2009 compared to $69.1 million in the fiscal year ended March 31, 2008 which was attributable to crewing and operating the Company’s vessels for an additional 265 Sailing Days.  Vessel operating expenses per Sailing Day increased $1,867, or 7.8%, to $25,841 in the fiscal year ended March 31, 2009 compared to $23,974 in the fiscal year ended March 31, 2008.  The increased costs were primarily attributable to higher fuel prices, which were passed on to our customers.

Repairs and maintenance expenses, which consist of expensed winter work, increased $1.3 million to $5.2 million during the fiscal year ended March 31, 2009 from $3.8 million during the fiscal year ended March 31, 2008.  Repairs and maintenance per Sailing Day increased $307 to $1,640 per Sailing Day in the fiscal year ended March 31, 2009 from $1,333 during the fiscal year ended March 31, 2008   The increase was caused by $0.9 million of expenses carried over from the Winter 2008 lay-up into the first quarter of fiscal year ended March 31, 2009, as compared to a carryover of only $87 in the fiscal year ended March 31, 2008.

Our general and administrative expenses decreased $0.6 million to $10.1 million during the fiscal year ended March 31, 2009 from $10.7 million in the fiscal year ended March 31, 2008. The decrease in general and administrative expenses included the elimination of $0.7 million recorded by the consolidated WMS VIE in the fiscal year ended March 31, 2008, offset by an increase of $439 in non-cash equity compensation in the fiscal year ended March 31, 2009.  Excluding the WMS VIE, the cash portion of our general and administrative expenses declined $263 to $9.2 million in the fiscal year ended March 31, 2009 from $9.5 million during the fiscal year ended March 31, 2008.  Our general and administrative expense represented 7.6% of revenues during the fiscal year ended March 31, 2009, a decrease from 11.3% of revenues during the fiscal year ended March 31, 2008.  During the fiscal year ended March 31, 2009, $3.4 million of our general and administrative expenses was attributable to our parent company and $6.7 million was attributable to our operating companies.

Depreciation expense rose $375 to $6.8 million during the fiscal year ended March 31, 2009 compared to $6.4 million during the fiscal year ended March 31, 2008.  The increase in depreciation expense was primarily attributable to the full year of depreciation of the two Voyageur vessels acquired in the second quarter of fiscal year ended March 31, 2008 and the depreciation expense associated with the investment in the Saginaw repowering, offset by the retirement of our oldest and smallest vessel at the end of the third quarter of the fiscal year ended March 31, 2008.

Amortization of drydock costs increased $0.6 million to $2.1 million during the fiscal year ended March 31, 2009 from $1.5 million during the fiscal year ended March 31, 2008 due to the drydocking of our two largest vessels during the 2008 winter layup period.  During the fiscal year ended March 31, 2009, the Company amortized the deferred drydock costs of six of its twelve vessels compared to four vessels during the fiscal year ended March 31, 2008.

Amortization of intangibles decreased $253 to $1.7 million during the fiscal year ended March 31, 2009 from $1.9 million during the fiscal year ended March 31, 2008 due to reduced amortization arising from the acquisition of the two Voyageur vessels in the second quarter of the fiscal year ended March 31, 2008.  Amortization of chartering agreement costs of $337 incurred during the fiscal year ended March 31, 2008 were not incurred in the fiscal year ended March 31, 2009 as a result of the acquisition of the WMS vessels in the fourth quarter of the fiscal year ended March 31, 2008.

The Company incurred a loss of $1.7 million on the retirement of its oldest and smallest vessel in the fiscal year ended March 31, 2008.  Additionally, the WMS VIE realized a gain of $0.7 million on the sale of the WMS vessels immediately prior to its deconsolidation from the Company’s financial statements on February 13, 2009.

 As a result of the items described above, during the fiscal year ended March 31, 2009, the Company’s operating income increased $18.7 million to $9.3 million compared to an operating loss of $9.4 million during the fiscal year ended March 31, 2008.

Interest expense increased $1.5 million to $6.4 million during the fiscal year ended March 31, 2009 from $4.9 million during the fiscal year ended March 31, 2008. This increase in interest expense was a result of the additional indebtedness incurred in connection with our acquisitions of the Voyager and WMS vessels and the repowering upgrade to the Saginaw.  The Company also incurred higher interest expense with its revolving credit facilities in connection with the higher cash balances held on the Company’s balance sheet during the second half of fiscal year ended March 31, 2008.

We recorded a loss on interest rate swap contracts of $2.8 million during the fiscal year ended March 31, 2009 compared to a loss of $1.3 million incurred in the fiscal year ended March 31, 2008 due to Company’s recording the fair value of our two interest rate swap agreements, which were signed in connection with our Amended and Restated Credit Agreement.

The WMS VIE was deconsolidated from the Company’s consolidated financial statements effective February 13, 2008 following the acquisition of the WMS vessels, resulting in a $302 loss.

Our income before income taxes was $141 in the fiscal year ended March 31, 2009 compared to a loss before income taxes of $16.4 million in the fiscal year ended March 31, 2008.

Our provision for income tax expense was $7.3 million during the fiscal year ended March 31, 2009 compared to an income tax benefit of $5.0 million during the fiscal year ended March 31, 2008.  The Company recorded a $6.0 million valuation allowance against its US federal net deferred assets during the fourth fiscal quarter ended March 31, 2009 due to taxable net operating losses for the past three fiscal years.

Our Net Loss was $7.2 million in the fiscal year ended March 31, 2009 compared to a Net Loss of $11.2 million in the fiscal year ended March 31, 2008.

We accrued $1.6 million for cash dividends on our preferred stock during the fiscal year ended March 31, 2009 compared to $1.3 million during the fiscal year ended March 31, 2008.  The dividends accrued at a rate of 9.75% for the three month period ended March 31, 2009.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and will increase to 10.25% effective July 1, 2009, assuming cash dividends have not yet been paid.

During the fiscal year ended March 31, 2008, we recorded $2.0 million of Stock Warrant Inducement Discount expense in connection with the $0.50 per warrant discount on the 4.0 million warrants which were exercised during that fiscal year.

Our net loss applicable to common stockholders decreased $5.7 million to a loss of $8.8 million during the fiscal year ended March 31, 2009, compared to a loss of $14.5 million during the fiscal year ended March 31, 2008.

During the fiscal year ended March 31, 2009, the Company operated five vessels in the US and seven vessels in Canada, and  the percentage of our total Freight and Other revenue, Fuel and other surcharge revenue, Vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessel ownership by country.  Our Outside Voyage Charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  Approximately 70% of our loss on interest rate swap contracts was realized in Canada based on the larger amount of indebtedness and greater decrease of interest rates in Canada than in the US during the fiscal year ended March 31, 2009. In addition, approximately $1.9 million of our $7.3 million of tax provision was incurred in Canada since a valuation allowance of approximately $6 million was recorded in the US during the fiscal year ended March 31, 2009.  All of our preferred stock dividends are accrued in the US.

Impact of Inflation and Changing Prices

During the fiscal year ended  March 31, 2009, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges.  In addition, there were major changes in the exchange rate between the US dollar and the Canadian dollar, which impacted our translation of revenue and costs to US dollars by a reduction of approximately 5%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the fiscal years ended March 31, 2009 and March 31 2008.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity.  The company has implemented a program to reduce costs relative to actual fiscal 2009 expenses, maintained its continued focus on productivity gains and is closely monitoring customer credit and accounts receivable balances.

Net cash provided by operating activities for the fiscal year ended March 31, 2009 was $5.8 million, an increase of $5.0 million compared to $0.8 million during the fiscal year ended March 31, 2008. This increase was primarily due to substantially higher cash earnings utilized to pay down the higher payables balance at the beginning of the fiscal year ended March 31, 2009 and a $3.0 million decrease in drydock costs in the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008.  During the fiscal year ended March 31, 2009, the sum of net income and adjustments to reconcile with net cash provided totaled $15.0 million, including $0.9 million of equity compensation, offset by deferred drydock costs of $1.4 million and reductions in cash provided from operating assets and liabilities of $7.8 million.  During the fiscal year ended March 31, 2008, the sum of net income plus adjustments to reconcile with net cash used totaled $2.2 million and cash paid for drydock costs equal to $4.4 million, offset by cash provided by operating assets and liabilities equal to $7.4 million for a total of net cash provided equal to $0.8 million.  The Company did not incur any bad-debt write-offs or material slowdowns in receivable collections during the fiscal year ended March 31, 2009.  The timing of the end of the Company’s fiscal year in relation to the sailing season allows most of the prior season’s receivables to be collected prior to the end of the Company’s fiscal year. In addition, the later start of a sailing season can modestly reduce the amount of accounts payable in the Company’s balance sheet at the end of our fiscal year.

 Cash used in investing activities decreased by $33.0 million to net cash used of $8.8 million during the fiscal year ended March 31, 2009 from $41.8 million during the fiscal year ended March 31, 2008.  This decrease was attributable to $24.5 million related to the acquisition of the Voyageur vessels and $17.3 million in purchases of fixed asset in the fiscal year ended March 31, 2008.

Cash flows provided from financing activities decreased $40.4 million to $1.0 million during the fiscal year ended March 31, 2009 compared to $41.4 million in the fiscal year ended March 31, 2008.  During the fiscal year ended March 31, 2009, the Company made net borrowings under its revolving credit facility of $4.0 million and made principal payments on its term debt of $3.2 million.  During the fiscal year fiscal ended March 31, 2008, the Company received $88.8 million in proceeds of long-term debt, including $17.1 million in connection with the Voyageur Transaction. The remaining $71.7 million of the proceeds were received in connection with entering into the Amended and Restated Credit Agreement on February 13, 2008 and used to finance the WMS vessels acquisition and a portion of the Saginaw repowering project. In addition, The Company and the consolidated WMS VIE paid off a combined $59.9 million of long-term debt and $2.5 million of debt financing costs in the fiscal year ended March 31, 2008, offset by the proceeds of $2.7 million from a Blocked Cash account on February 13, 2008.  During the fiscal year ended March 31, 2008, the Company also received $17.8 million of Warrant exercise proceeds and revolver borrowings net of repayments of $5.6 million.

During the fiscal year ended March 31, 2009, long-term debt, including the current portion, decreased $12.1 to $58.3 million from $70.4 million in the fiscal year ending March 31, 2008, which reflected $3.2 million in scheduled principal payments and an $8.9 million decrease attributable to the currency translation of our Canadian debt into US dollars.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the fiscal year ended March 31, 2009. The covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2009 was $3.2 million, and at March 31, 2008 was $1.6 million. As of March 31, 2009, the effective rate of preferred dividends was 9.75% (8.75% as of March 31, 2008). The dividend rate will increase to 10.25% effective July 1, 2009 if the dividend is not paid in cash and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion, or seven years from the initial issuance date of the preferred stock, whichever is earlier.

Investments in Capital Expenditures and Drydockings

We expended $11.3 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2009, including $6.7 million relating to carryover from the 2008 Winter season, compared to $18.7 million, including a carryover of $0.9 million, in the fiscal year ended March 31, 2008 (excluding the WMS vessel acquisition). Our capital expenditures and drydock expenses for the winter 2009 season were $4.6 million, and we estimate that we will incur approximately an additional $2.0 million of capital expenditures in the quarter ended June 30, 2009 related to the 2009 Winter lay-up period.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At March 31, 2009, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $47.2 million of term borrowings in Canada and CDN $2.4 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, the sudden change in exchange rates can increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.

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

Interest Rate Risk

We are exposed to changes in interest rates associated with revolving our indebtedness under our Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and US Prime Rates and Libor Rates on US borrowings.

We entered into two interest rate swap contracts for approximately 75% of our term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

 Critical accounting policies

Rand’s significant accounting policies are presented in Note 2 to its audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this annual report on Form 10-K. While all accounting policies affect the financial statements, certain policies may be viewed as critical.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to the financial statements..

Revenue Recognition

The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis based on origin-destination and cargo carried. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Progress” Method 5, voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties.  Fuel surcharges are recognized over the duration of the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are less than 5% of total revenue.

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.

In addition, all revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. Chartering agreement costs were primarily legal costs of establishing the time chartering agreements with the WMS VIE, including loan and guaranty documentation. These costs were amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

Trademarks and trade names	10 years straight-line
Non-competition agreements	4 years straight-line
Customer relationships and contracts	15 years straight-line

Non-competition agreements are amortized over the period which consists of the remainder of the employment contract and the non-compete period after its expiration.

Although customer contracts have a typical duration of only three to five years, the Company has experienced a consistent track record of serial renewals by its significant contract customers (and such customers comprise most of the Company’s business).  The Company’s customer relationships are fortified by the fact that there are a limited number of Great Lakes shipping companies as well as a declining number of vessels operating on the Great Lakes.  The Company has an additional advantage in that it operates half of the vessels on the Great Lakes which are classified as “river-class vessels” and capable of accessing docks and customers not accessible to larger vessels.  Accordingly, customers have a substantial interest in protecting their Great Lakes transportation relationships.  Based on the foregoing, and in compliance with SFAS 142, the Company has determined that 15 years is the most appropriate “best estimate” amortization period for its customer relationships and contracts. The Company has estimated a 10 year useful life for its trademarks and trade names. In accordance with paragraph 12 of SFAS 142, since the Company cannot reliably determine the pattern of economic benefit of the use of the customer relationships and trademarks and trade names, the Company has determined that the straight line amortization is appropriate.

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there has been an adverse change in our markets that could affect the valuation of our assets.  Accordingly, as of March 31, 2009,  the Company updated its estimates of undiscounted cash flows for each of its asset groups to test our long-term assets for recoverability. These estimates are subject to uncertainty.  We then compared those undiscounted cash-flows by asset group to the sum of the carrying value of each asset group and determined that there were no impairment indicators.

 Impairment of Goodwill

As of March 31, 2009, the Company made its annual test of Goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cashflows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2009.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”  (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. The determination to set up a valuation allowance is dependent on (1) management’s estimates of whether taxable income in future periods for each taxable entity is sufficient that deferred income tax assets will be realized, except for the change in foreign exchange loss, based on the performance of the entity and the expected timing of the reversal of the deferred tax liabilities, and (2) tax net operating losses in particular entities in recent years. Such management estimates are subject to uncertainty.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) effective April 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Establishing accruals for tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues (if any) and amounts recorded on financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s results of operations, cashflows, or financial position.  However, the impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model. The Company applies business judgment in factors determining the volatility to be used in the calculation.

Recently Issued Pronouncements

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FASB Staff Position No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other US generally accepted accounting principles. FASB Staff Position No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Fair Value Measurement

In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring non-financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 20. On April 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for our non-financial assets and liabilities which include goodwill and intangible assets. The Company does not anticipate that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –
Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as uoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 in the first quarter of fiscal 2010 and it does not expect a material impact on its consolidated financial statements upon adoption.

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides all companies the option to irrevocably elect to report recognized financial assets and liabilities at fair value on a contract-by-contract basis. Effective as of the beginning of the first fiscal year that begins after November 15, 2007, the Company has the option of early adoption, provided the Company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  SFAS 159 became effective for the Company on April 1, 2008. The Company has selected the option not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of Statement 159 had no impact on the Company’s consolidated financial statements.

Non-controlling interests in consolidated financial statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2009. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Business Combinations

On December 4, 2007, the FASB also issued SFAS No. 141(R), “Business Combinations”. This statement also applies to fiscal years beginning on or after December 15, 2009. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 162 is not anticipated to have an effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company will adopt SFAS No. 165 in the first quarter of fiscal 2010 and do not expect a material impact on its consolidated financial statements upon adoption.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies  (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations  (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on or after the beginning of the first annual reporting on or after December 15, 2008. The Company will apply FSP FAS 141(R)-1 to future acquisitions that close after April 1, 2009.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments  (“FSP FAS 115-2 and FAS 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 and FAS 124-2 in the first quarter of fiscal 2010 and does not expect a material impact on its consolidated financial statements upon adoption.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments  (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. As FSP FAS 107-1 and APB 28-1 only amend the disclosure requirements on fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not affect its consolidated financial statements.

Accounting for Transfers of financial Assets

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently assessing the impacts, if any, on its consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company is currently assessing the impacts, if any on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and did not have a material impact on the Company’s consolidated financial statements.

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

Item 9.  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2009 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

On June 23, 2009, Lower Lakes, Lower Lakes Transportation, Grand River and the other Credit Parties thereto entered into a Second Amendment (the "Amendment"), to the Amended and Restated Credit Agreement, dated as of February 13, 2008, with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the parties amended the definitions of "Fixed Charge Coverage Ratio", “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio. A copy of the Amendment is attached hereto as Exhibit 10.37 and is incorporated by reference herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of June 25, 2009, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders	479,785	$5.66	1,526,035
Equity compensation plans not approved by security holders	—	—	—
Total	479,785	$5.66	1,526,035

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	3.	Exhibits included or incorporated herein:

		See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
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

2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)

2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)

2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (6)

3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (8)

3.3	Second Amended and Restated By-laws. (15)

4.1	Specimen Unit Certificate. (5)

4.2	Specimen Common Stock Certificate. (5)

4.3	Specimen Warrant Certificate. (5)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (5)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.1	Registration Rights Agreement among the Registrant and the Founders. (5)

10.2	Form of Warrant Purchase Agreements among each of Laurence S. Levy, Isaac Kier and Sandeep D. Alva and EarlyBirdCapital, Inc. (5)

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

10.26	First Amendment Agreement to Time Charter Guaranty, dated as of June 27, 2007, between Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company. (13)

10.27	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (17)

10.28	Crew Manning Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Voyageur Marine Transport Ltd. (14)

10.29	Contract of Affreightment, dated August 27, 2007, between Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc. and Lower Lakes Towing Ltd. (14)

10.30	Option Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Voyageur Maritime Trading Inc. (14)

10.31	Memorandum of Agreement, dated August 27, 2007, between Voyageur Marine Transport Ltd., Voyageur Pioneer Marine Inc. and Lower Lakes Towing Ltd. (14)

10.32	Guarantee, dated August 27, 2007, between Lower Lakes Towing Ltd. And GE Canada Finance Holding Company. (14)

10.33	Letter of Credit Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Heddle Marine Service Inc. (14)

10.34	Vessel Purchase Agreement, dated as of February 13, 2008 among Wisconsin & Michigan Steamship Company and Grand River Navigation Company, Inc and Rand LL Holdings Corp. (16)

10.35
Amended and Restated Credit Agreement, dated as of February 13, 2008, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other credit parties signatory thereto, General Electric Capital Corporation, as Agent, National City Bank, as a Lender and as Co-Syndication Agent and the other Lenders signatory thereto from time to time. (16)

10.36
First Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2008, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (18)

10.37
Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 2009, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (19)

21	Subsidiaries of Rand. (19)

23	Consent of Grant Thornton LLP, independent chartered registered chartered accounting firm. (19)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

__________

(1)	Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.

(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006.

(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.

(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2007.

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 10, 2007.

(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on June 29, 2007.

(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.

(16)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2007.

(17)	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on September 11, 2007, filed with the Securities and Exchange Commission on July 30, 2007.

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2008.

(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.

By:	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief Executive Officer

Date: June 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence S. Levy	Chairman of the Board and	June 25, 2009
Laurence S. Levy	Chief Executive Officer
(Principal Executive Officer)

/s/ Edward Levy	President	June 25, 2009
Edward Levy

/s/ Joseph W. McHugh, Jr.	Vice President	June 25, 2009
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Isaac Kier	Director	June 25, 2009
Isaac Kier

/s/ Scott Bravener	Director	June 25, 2009
Scott Bravener

/s/ H. Cabot Lodge, III	Director	June 25, 2009
H. Cabot Lodge, III

/s/ Jonathan Brodie	Director	June 25, 2009
Jonathan Brodie

/s/ Michael D. Lundin	Director	June 25, 2009
Michael D. Lundin

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and
Shareholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2009 and March 31, 2008, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the years ended March 31, 2009 and March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2009 and March 31, 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 and March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Grant Thornton LLP
Hamilton, Canada
June 23, 2009

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data )

	March 31,	March 31,
	2009	2008
ASSETS
CURRENT
Cash and cash equivalents	$1,953	$5,626
Accounts receivable (Note 4)	1,166	3,468
Prepaid expenses and other current assets (Note 5)	3,008	3,122
Income taxes receivable	22	193
Deferred income taxes (Note 6)	418	1,355
Total current assets	6,567	13,764
PROPERTY AND EQUIPMENT, NET (Note 7)	86,233	96,349
DEFERRED INCOME TAXES (Note 6)	12,140	20,318
DEFERRED DRYDOCK COSTS, NET (Note 8)	7,274	9,082
INTANGIBLE ASSETS, NET (Note 9)	13,497	17,979
GOODWILL (Note 9)	10,193	10,193
Total assets	$135,904	$167,685
LIABILITIES
CURRENT
Bank indebtedness (Note 11)	$2,786	$269
Accounts payable	4,131	14,985
Accrued liabilities (Note 12)	11,087	7,243
Acquired Management Bonus Program (Note 22)	-	3,000
Interest rate swap contracts (Note 20)	3,899	1,274
Income taxes payable	-	422
Deferred income taxes (Note 6)	480	1,508
Current portion of long-term debt (Note 13)	4,094	3,521
Total current liabilities	26,477	32,222
LONG-TERM DEBT (Note 13)	54,240	66,896
OTHER LIABILITIES	232	-
DEFERRED INCOME TAXES (Note 6)	13,185	14,703
Total liabilities	94,134	113,821
COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value
Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 16)	14,900	14,900
Common stock, $.0001 par value
Authorized 50,000,000 shares, Issued and outstanding 12,890,927 shares (Note 16)	1	1
Additional paid-in capital	61,675	58,350
Accumulated deficit	(29,228)	(20,465)
Accumulated other comprehensive income (loss) (Note 26)	(5,578)	1,078
Total stockholders’ equity	41,770	53,864
Total liabilities and stockholders’ equity	$135,904	$167,685

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2009		Year ended March 31, 2008
REVENUE
Freight and related revenue		$85,832		$70,985
Fuel and other surcharges		29,144		14,269
Outside voyage charter revenue		19,210		9,515
TOTAL REVENUE		134,186		94,769
EXPENSES
Outside voyage charter fees (Note 17)		17,665		9,436
Vessel operating expenses		81,346		69,117
Repairs and maintenance		5,162		3,844
General and administrative		10,144		10,678
Depreciation		6,803		6,428
Amortization of drydock costs		2,141		1,476
Amortization of intangibles		1,659		1,912
Amortization of chartering agreement costs		-		337
Gain on sale of vessels by variable interest entity		-		(667)
Loss on retirement of owned vessel		-		1,735
Gain on foreign exchange		(9)		(163)
		124,911		104,133
OPERATING INCOME (LOSS)		9,275		(9,364)
OTHER INCOME AND EXPENSES
Interest expense (Note 18)		6,368		4,883
Interest income		(45)		(235)
Loss on interest rate swap contracts (Note 20)		2,811		1,338
Write off of deferred financing cost on refinanced indebtedness		-		753
Loss on deconsolidation of VIE (Note 23)		-		302
		9,134		7,041
INCOME (LOSS) BEFORE INCOME TAXES		141		(16,405)
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Current		(141)		372
Deferred		7,456		(5,360)
		7,315		(4,988)
NET LOSS BEFORE MINORITY INTEREST		(7,174)		(11,417)
MINORITY INTEREST (Note 23)		-		(176)
NET LOSS		(7,174)		(11,241)
PREFERRED STOCK DIVIDENDS		1,589		1,295
STOCK WARRANT INDUCEMENT DISCOUNT (Note 16)		-		1,982
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$	(8,763)	$	(14,518)
Net loss per share basic and diluted (Note 21)		$(0.70)		$(1.28)
Weighted average shares basic and diluted		12,558,956		11,355,068

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
 (U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Minority Interest	Other Comprehensive	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	VIE	Income (Loss)	Loss	Equity
Balances, March 31, 2007	8,127,177	$1	300,000	$14,900	$38,407	$(5,947)	$176	$(1,073)	$(3,039)	$46,464
Net loss before minority interest	-	-	-	-	-	(11,417)	-	-	(11,417)	(11,417)
Minority interest	-	-	-	-	-	176	(176)	-	-	-
Preferred dividend	-	-	-	-	-	(1,295)	-	-	-	(1,295)
Warrant conversion, net of stock warrant inducement discount (Note 16)	3,964,965	-	-	-	19,825	(1,982)	-	-	-	17,843
Restricted stock issued (Note 16)	12,909	-	-	-	75	-	-	-	-	75
Stock options issued (Note 16)	-	-	-	-	43	-	-	-	-	43
Translation adjustment	-	-	-	-	-	-	-	2,151	2,151	2,151
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$-	$1,078	$(9,266)	$53,864
Net loss	-	-	-	-	-	(7,174)	-	-	(7,174)	(7,174)
Preferred dividend	-	-	-	-	-	(1,589)	-	-	-	(1,589)
Unrestricted shares issued under management bonus program (Note 22)	478,232	-	-	-	2,645	-	-	-	-	2,645
Warrant conversion, net of expenses (Note 16)	291,696	-	-	-	157	-	-	-	-	157
Warrant extinguishment	-	-	-	-	(9)	-	-	-	-	(9)
Unrestricted stock issued (Note 16)	15,948	-	-	-	75	-	-	-	-	75
Stock options issued (Note 16)	-	-	-	-	457	-	-	-	-	457
Translation adjustment	-	-	-	-	-	-	-	(6,656)	(6,656)	(6,656)
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$-	$(5,578)	$(13,830)	$41,770

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2009	Year ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,174)	$(11,417)
Adjustments to reconcile net loss to net cash provided
by operating activities
Depreciation and amortization of drydock costs	8,944	7,904
Amortization of intangibles, chartering agreement costs and deferred financing costs	2,050	2,666
Deferred income taxes	7,456	(5,239)
Loss on interest rate swap contracts	2,811	1,338
Write off of deferred financing cost on refinanced indebtedness	-	753
Loss on deconsolidation of VIE	-	302
Equity compensation	893	480
Gain on sale of vessels by VIE	-	(667)
Loss on retirement of owned vessel	-	1,688
Deferred drydock costs paid	(1,400)	(4,415)
Changes in operating assets and liabilities:
Accounts receivable	2,302	(1,487)
Prepaid expenses and other current assets	114	(32)
Accounts payable and accrued liabilities	(10,219)	8,642
Other liabilities	232	-
Income taxes payable	(251)	250
	5,758	766
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,045)	(17,321)
Sale proceeds of retired vessel	250	-
Acquisition of business	-	(24,520)
	(8,795)	(41,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, net of expenses	157	17,843
Warrant extinguishment	(9)	-
Proceeds from long-term debt	-	88,841
Long-term debt repayment	(3,215)	(43,372)
Long-term debt repayment by VIE	-	(16,489)
Proceeds of blocked account	-	2,700
Debt financing costs	-	(2,519)
Proceeds from bank indebtedness	21,878	4,284
Repayment of bank indebtedness	(17,798)	(9,866)
	1,013	41,422
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(1,649)	(50)
MINORITY INTEREST	-	294
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,673)	591
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,626	7,207
ELIMINATION OF VIE CASH BALANCE ON DECONSOLIDATION	-	(2,172)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,953	$5,626
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$6,003	$4,038
Payment of income taxes	$-	$132
Unpaid purchase of property and equipment	$905	$-
Shares issued under management bonus program	$2,645	$-

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

1.         DESCRIPTION OF BUSINESS

Rand Logistics, Inc. (the “Company”) is a shipping company engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business. On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. from the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company, Inc. and Lower Lakes Transportation Company owned by Lower Lakes Towing Ltd. at the time of the amalgamation were transferred to the Company’s wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

2.         SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd., Lower Lakes Transportation Company Limited and Grand River Navigation Company, Inc., each of which is a 100% subsidiary of Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company (“WMS”), a variable interest entity (“VIE”) as discussed in Note 23, through February 13, 2008. On February 28, 2007 Port Dover Steamship Company Limited, a 100% wholly owned subsidiary of Lower Lakes Towing Ltd. was amalgamated under Canadian law with Lower Lakes Towing Ltd. and the amalgamated Lower Lakes Towing Ltd. is a 100% subsidiary of Rand LL Holdings Corp.

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

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their credit worthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.  The Company has an allowance for doubtful accounts of $146 as of March 31, 2009 and $50 as of March 31, 2008.  The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and operating expenses recognition

The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis based on origin-destination and cargo carried. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Progress” Method 5, voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period, when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties.  Fuel surcharges are recognized ratably over the duration of the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are less than 5% of total revenue.

Marine operating expenses such as crewing costs, fuel, tugs and insurance are recognized as incurred or consumed and thereby is recognized ratably in each reporting period. Repairs and maintenance and other insignificant costs are recognized as incurred.

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” on the statement of operation are recognized as incurred and thereby is recognized ratably over the voyage.

In addition, all revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Fuel and lubricant inventories

Raw materials, fuel, and operating supplies, are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

Intangible assets and goodwill

The Company adopted Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (“SFAS 141”) and SFAS No. 142, "Goodwill and other Intangible Assets” (“SFAS 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. As required by FAS 142, our impairment tests for goodwill and other indefinite-lived intangible assets compare the estimated fair value of goodwill and other intangible assets to the carrying value.

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. Chartering agreement costs were primarily legal costs of establishing the time chartering agreements with the VIE, including loan and guaranty documentation. These costs were amortized over the term of the time chartering agreement, and related debt. Other intangibles are amortized as follows:

Trademarks and trade names	10 years straight-line
Non-competition agreements	4 years straight-line
Customer relationships and contracts	15 years straight-line

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation methods for capital assets are as follows:

Vessels	4 - 25 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated. All of the Company’s assets have been deemed to be held and used.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company annually reviews the carrying value of intangible assets not subject to amortization, which is its goodwill, to determine whether impairment may exist. FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which was the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The Company determined that the fair value of its two reporting units exceeded their carrying amounts, such that goodwill of the reporting units were considered not impaired and the second steps of the impairment testing were not necessary.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill.

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

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs.  Significant repairs to the Company’s vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining life of the asset repaired, or remaining lease term, whether it is engine equipment, the vessel, or leasehold improvements to a vessel leased under time charter agreement.

Presentation of Taxes Collected from Customers (Gross Versus Net)

The Company has adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).”  The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statement of operations

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There have been no recent examinations by the Internal Revenue Services. The Company's primary state tax jurisdictions are Michigan, Ohio and New York and its only international jurisdiction is Canada. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2005 - 2008
Michigan	2005 - 2008
Ohio	2005 - 2008
New York	2005 - 2008
Federal (Canada)	2003 - 2008
Ontario	2003 - 2008

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

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

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401K plans in the United States.  Contributions are expensed in operating expenses when incurred.  The Company made contributions of $882 in 2009 and $751 in 2008.

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

Interest rate swap contracts

The Company accounts for its two interest rate swap contracts on its term debt utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

Variable interest entities

In 2006, the Company implemented FASB Interpretation (“FIN”) 46R, which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 23). Two VIE’s have been identified and one has been consolidated in accordance with FIN 46R. Though the Voyageur group of companies (see Note 10) is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

On February 13, 2008, the Company entered into an asset purchase agreement with WMS (a VIE until that date) to buy the entire remaining assets of the VIE. Based on this reconsideration event, the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate WMS financial statements. However, the statement of operations as of March 31, 2008 includes the results of WMS, as it was a VIE at that time.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.         RECENTLY ISSUED PRONOUNCEMENTS

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

Fair value measurement

In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 20. On April 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for our nonfinancial assets and liabilities which include goodwill and intangible assets. The Company does not anticipate that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.         RECENTLY ISSUED PRONOUNCEMENTS (continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 in the first quarter of fiscal 2010 and it does not expect a material impact on its consolidated financial statements upon adoption.

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides all companies the option to irrevocably elect to report recognized financial assets and liabilities at fair value on a contract-by-contract basis. Effective as of the beginning of the first fiscal year that begins after November 15, 2007, the Company has the option of early adoption, provided the Company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. Statement 159 was effective for the Company on April 1, 2008. The Company has selected the option not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of Statement 159 had no impact on the Company’s consolidated financial statements.

Non-controlling interests in consolidated financial statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 applies to all fiscal years beginning on or after December 15, 2009. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010 and is presently evaluating the impact of adopting this standard on its consolidated financial statements.

Business Combinations

On December 4, 2007, the FASB also issued SFAS No. 141(R), “Business Combinations”. This statement also applies to fiscal years beginning on or after December 15, 2009. The Company will be required to adopt this standard for the fiscal year ending March 31, 2010. The Company is presently evaluating the impact of adopting this standard on its consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 162 is not anticipated to have an effect on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.         RECENTLY ISSUED PRONOUNCEMENTS (continued)

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company will adopt SFAS No. 165 in the first quarter of fiscal 2010 and do not expect a material impact on its consolidated financial statements upon adoption.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies  (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations  (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on or after the beginning of the first annual reporting on or after December 15, 2008. The Company will apply FSP FAS 141(R)-1 to future acquisitions that close after April 1, 2009.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments  (“FSP FAS 115-2 and FAS 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 and FAS 124-2 in the first quarter of fiscal 2010 and does not expect a material impact on its consolidated financial statements upon adoption.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments  (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. As FSP FAS 107-1 and APB 28-1 only amends the disclosure requirements on fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not affect its consolidated financial statements.

Accounting for Transfers of financial Assets

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently assessing the impacts, if any on the consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.         RECENTLY ISSUED PRONOUNCEMENTS (continued)

Consolidation of Variable Interest Entities,

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. The Company is currently assessing the impacts, if any on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and did not have a material impact on the Company’s consolidated financial statements

4.         ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $146 as of March 31, 2009 and $50 as of March 31, 2008. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments of the customer, the size of the customer, the period of time within the shipping season and demand for future cargos.

5.         PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2009	March 31, 2008

Prepaid insurance	$861	$605
Fuel and lubricants	1,481	1,966
Deposits and other prepaids	666	551
	$3,008	$3,122

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.         INCOME TAXES
Income (loss) before income taxes was derived from the following sources:

	Year ended March 31, 2009	Year ended March 31, 2008
United States	$(2,868)	$(11,409)
Foreign	3,009	(4,996)
	$141	$(16,405)

The components of the provision (recovery) for income taxes are as follows:

	Year ended March 31, 2009	Year ended March 31, 2008
Current
Federal	$(244)	$325
State and local	103	47
Deferred:
Federal	4,670	(3,665)
State and local	832	(516)
Foreign	1,954	(1,179)
	$7,315	$(4,988)

The total provision for income taxes differs from that amount which would be computed by applying the Canadian and U.S. Federal income tax rate to income before provision for income taxes as follows:

	Year ended March 31, 2009	Year ended March 31, 2008
Statutory federal income tax rate	34.0%	34.0%
State and foreign income taxes	494.8%	4.9%
Valuation allowance	3,698.1%	(0.4%)
Change in compensation from cash to stock	594.8%	0.0%
Other	389.4%	(7.1%)
Effective income tax rate	5,211.1%	31.4%

The primary reason the effective income tax rate is higher than the statutory U.S. federal tax rate is due to the recording of a valuation allowance for the amount of excess U.S. federal deferred tax assets during the year ended March 31, 2009.  In addition, the Company changed the payment method of certain of its management compensation from cash to stock during fiscal year ended March 31, 2009 which changed its characterization from deductible to non-deductible on the Company’s Canadian tax return.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.         INCOME TAXES (continued)

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2009	March 31, 2008
Asset:
Accrued liabilities not yet deductible for tax	$382	$1,355
Other	36	-
Total current deferred tax assets	$418	$1,355
Liability:
Dry dock tax reserve	480	1,508
Total current deferred tax liabilities	$480	$1,508
Net current deferred tax liabilities	$(62)	$(153)

The significant components of long-term deferred tax assets and liabilities are as follows:

	Year ended March 31, 2009	Year ended March 31, 2008
Long-term deferred tax assets
Operating loss carry forwards	$15,887	$20,119
Deferred foreign exchange loss	980	-
Interest rate swap	1,238	-
Other	(15)	199
	$18,090	$20,318
Valuation allowance	(5,950)	-
Net long-term deferred tax assets	$12,140	$20,318
Long-term deferred tax liabilities
Separately identifiable Intangibles	$2,816	$3,596
Deferred foreign exchange gain	-	311
Depreciation and dry dock expenses	10,369	10,796
Total long-term deferred tax liabilities	$13,185	$14,703
Net long-term deferred tax (liabilities) assets	$(1,045)	$5,615

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

At March 31, 2009, the Company anticipated that its U.S. Federal net deferred tax assets including net operating loss carry-forwards would not be utilized due to tax net operating losses during the past three fiscal years and, as such has recorded a full valuation allowance against the U.S. Federal net deferred tax assets.  The Company determined that it was more likely than not that the state deferred income tax assets will be realized, except for certain state net operating losses are expected to expire unused, based on the expected timing of the reversal of the net deferred tax liabilities.  The Company also determined that it was more likely than not that the Canadian deferred income tax assets will be realized, except for the foreign currency exchange loss, based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.         INCOME TAXES (continued)

At March 31, 2008, based on the weight of evidence regarding recoverability of the Company's tax assets, no valuation allowance was provided for the Company’s Federal, State or Foreign deferred tax assets, as the Company concluded that it was more likely than not that the deferred income tax assets will be realized based on performance of the entities prior to being acquired and based on management’s future projections.

At March 31, 2009, the Company had unused U.S. federal net operating loss carry-forwards totaling $26,435 that expire between fiscal 2020 and 2029.  At March 31, 2009, the Company also had unused Canadian net operating loss carry-forwards totaling $23,432 that expire between fiscal 2010 and 2030.

7.         PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2009	March 31, 2008

Cost
Vessels	$96,240	$101,520
Leasehold improvements	2,110	1,865
Furniture and equipment	209	121
Vehicles	18	-
Computer, communication equipment and purchased software	1,978	1,592
	$100,555	$105,098
Accumulated depreciation
Vessels	$13,537	$8,301
Leasehold improvements	425	250
Furniture and equipment	49	35
Vehicles	3	-
Computer, communication equipment and purchased software	308	163
	14,322	8,749
	$86,233	$96,349

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

8.         DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	March 31, 2009	March 31, 2008

Drydock expenditures	$10,935	$10,991
Accumulated amortization	3,661	1,909
	$7,274	$9,082

The following table shows periodic deferrals of drydock cost and amortization.

Balance as of March 31, 2007	$5,895
Drydock expenditure paid and accrued	4,415
Amortization of drydock cost	(1,476)
Foreign currency translation adjustment	248
Balance as of March 31, 2008	9,082
Drydock expenditure paid and accrued	1,400
Amortization of drydock cost	(2,141)
Foreign currency translation adjustment	(1,067)
Balance as of March 31, 2009	$7,274

9.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	March 31, 2009	March 31, 2008

Intangible assets
Deferred financing costs	$1,886	$2,134
Trademarks and trade names	868	1,003
Non-competition agreements	1,989	2,298
Customer relationships and contracts	13,585	15,959
Total identifiable intangibles	$18,328	$21,394
Accumulated amortization
Deferred financing costs	$426	$71
Trademarks and trade names	267	208
Non-competition agreements	1,700	1,326
Customer relationships and contracts	2,438	1,810
	4,831	3,415
Total intangible assets	$13,497	$17,979
Goodwill	$10,193	$10,193

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.         INTANGIBLE ASSETS AND GOODWILL (continued)

Intangible asset amortization over the next five years is estimated as follows:

2010	$1,647
2011	1,357
2012	1,357
2013	1,357
2014	993
$6,711

10.	ACQUISITIONS

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. (collectively, the “Sellers”) pursuant to which Lower Lakes purchased the assets of the bulk freight shipping business related to the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the “Vessels”) from the Sellers for an aggregate purchase price of CDN $25,000 plus certain adjustments. The acquisition was partially financed under the Fifth Amendment to the Credit Agreement with General Electric Capital Corporation, as Agent and a lender, and GE Canada Finance Holding Company, as a lender, and certain of each such party’s affiliates.   Pursuant to the Fifth Amendment, among other things, (i) the outstanding balance of the Canadian term loan facility was increased by CDN $18,000 to CDN $36,868. The estimated purchase price allocation to the fair values of assets and liabilities acquired was as follows:

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	ACQUISITIONS (continued)

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

- WMS repaid all of its obligations due to National City Commercial Capital Company, LLC under WMS’ financing arrangements with National City, the principal and interest amounts of which were included in the hire payable by Lower Lakes Transportation under the Time Charter Agreement; and

- Grand River and Rand LL Holdings agreed to bear certain wind-down costs of the sale transaction and time charter agreement.

As discussed in Note 13 the credit agreement was also amended and restated. The estimated purchase price allocation to the fair values of assets acquired is as follows:

US $
Purchase price	20,602
Vessels	20,602

As discussed in Note 23, WMS was identified as a VIE and WMS financial statements were consolidated for the period from August 1, 2006 to February 13, 2008. After this deconsolidation event the Company is not a primary beneficiary of WMS. The WMS financials were deconsolidated on February 13, 2008.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	BANK INDEBTEDNESS

As discussed in detail in Note 13, the Company amended and restated the credit agreement with its senior lender on February 13, 2008. At March 31, 2009 and March 31, 2008, the Company had authorized operating lines of credit under this restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing $2,786 at March 31, 2009 ($269 at March 31, 2008), and maintained letters of credit of CDN $1,407.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 13. The effective interest rates on the operating lines of credit at March 31, 2009 were 4.41% and March 31, 2008 were 8.11% on the Canadian line of credit and 5.06% and 8% respectively on the U.S. operating line of credit. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of March 31, 2009, the Company was fully drawn on its two lines of credit, however on April 1, 2009, the Company had access to its US $8,000 seasonal over advance facility (see Note 13).

12.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2009	March 31, 2008
Transaction costs	$48	$244
Payroll compensation and benefits	1,879	1,832
Preferred stock dividends	3,180	1,592
Professional fees	749	522
Interest	401	428
Winter work and capital expenditures	2,731	1,330
Capital and franchise taxes	307	178
Other	1,792	1,117
	$11,087	$7,243

13.      LONG-TERM DEBT

On February 13, 2008, Lower Lakes Towing Ltd., Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amended and restated the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provided working capital financing, funded for other general corporate purposes and funded for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal over advance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal over advance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing borrowed CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River borrowed US $22,000 (v) a Canadian dollar denominated “Engine” term loan facility under which Lower Lakes Towing borrowed CDN $8,000.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT (continued)

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

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility  bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum.  The US revolving credit facility,  the US term loan and the US swing line facility bear interest, at the borrower’s option equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates may be adjusted quarterly commencing on the second quarter of fiscal year 2009 based upon the borrowers’ senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company is in compliance with those covenants as of March 31, 2009.

On June 24, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement, with the lenders signatory thereto and General Electric Capital Corporation, as Agent.  Under the Amendment, the borrowers amended the definition of “Fixed Charge Coverage Ratio,” modified the formula for the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein).

On June 23, 2009, the Company amended its Amended and Restated Credit Agreement as discussed in Note 27.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT (continued)

The effective interest rates on the term loans at March 31, 2009 including the effect from interest rate swap contracts were 7.84% (7.84% at March 31, 2008) on the Canadian term loan, 9.09% (9.09% at March 31, 2008) on the Canadian engine loan and 7.40% (7.40% at March 31, 2008) on the US term loan. The actual interest rate charged without the effect of interest rate swap contracts were 4.59% (7.62% at March 31, 2008) on the Canadian term loan, 5.84% (8.87% at March 31, 2008) on the Canadian engine loan and 5.01% (6.83% at March 31, 2008) on the US term loan.

			March 31, 2009	March 31, 2008
a	)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the company.	$31,408	$40,624
b	)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the company.	6,026	7,793
c	)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the company.	20,900	22,000
			$58,334	$70,417
		Less amounts due within 12 months	4,094	3,521
			$54,240	$66,896

Principal payments are due as follows:

2010	$4,094
2011	4,094
2012	4,094
2013	4,093
2014	41,959
$58,334

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.       COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2009	Year ended March 31, 2008
Operating lease	$235	$227
Operating sublease	144	144
	$379	$371

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $695 for the year ended March 31, 2009 and $ 675 for the year ended March 31, 2008. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2010	$696
2011	696
2012	696
2013	696
2014	696
Thereafter	3,711
$7,191

The Company’s future minimum rental commitments under other operating leases are as follows.

2010	$217
2011	170
2012	128
2013	84
2014	63
Thereafter	341
$1,003

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.      CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity. From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that larger claims would be covered by insurance if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $604 as of  March 31, 2009 and $363 as of March 31, 2008 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement (see Note 10) with Voyageur, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

The Company has determined that there is no carrying amount of the liability, for the guarantor’s obligations under the guarantees under FIN 45.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.      STOCKHOLDERS’ EQUITY

At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriters’ unit purchase option.     Each warrant allowed its holder to purchase one fully paid and non-assessable share of the Company’s common stock at the price of $5.00 per share. The warrants expired on October 26, 2008. Options and warrants issued in conjunction with the Company’s initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of SFAS 133 and accordingly were not accounted for as derivatives for purposes of SFAS 133, but instead were accounted for as equity.

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

On May 4, 2007, the Company reduced the exercise price of its outstanding, publicly traded warrants to $4.50 (from the $5.00 exercise price provided by the original terms of the warrants) until July 13, 2007 (the extended “Expiration Time"). Any and all warrants properly exercised in accordance with the terms of the warrants prior to the Expiration Time were accepted by the Company at the reduced exercise price, and one share of registered common stock per warrant was issued to the exercising warrant holder. After the Expiration Time, the $5.00 exercise price included in the original terms of the warrants was reinstituted. Except for the reduced exercise price of the warrants prior to the Expiration Time, the terms of the warrants remain unchanged. The reduced exercise price applied to all of the Company’s currently outstanding publicly traded warrants, including those warrants still included as part of the units issued in the Company’s initial public offering. Each officer, director, employee and consultant of the Company had agreed not to exercise their warrants prior to the Expiration Time. As of July 13, 2007, 2,460,965 warrants had been exercised, pursuant to the program, generating proceeds of $11,075 net of stock warrant inducement discount.

During the year ended March 31, 2009, 89,885 warrants were exercised for cash ($449 gross proceeds).

On September 23, 2008, the Company announced an offer to holders of all 5,194,481 outstanding, publicly-traded warrants that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered, without paying a cash exercise price. Prior to the expiration of the offer on October 26, 2008, 5,045,275 warrants were converted into common stock under this offer. The remaining 74,555 publicly traded warrants expired on October 26, 2008.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.      STOCKHOLDERS’ EQUITY (continued)

The following continuity schedule summarizes outstanding share purchase warrants:

	Outstanding warrants	Exercise Price	Cumulative proceeds from exercise of warrants
Balance March 31, 2007	9,196,180		$19
Issued	-		-
Exercised	(3,964,965)	$4.50	17,843
Balance March 31, 2008	5,231,215		$17,862
Exercised	(89,885)	5.00	449
Exercised under cashless offer	(5,045,275)		-
Extinguished	(21,500)		(9)
Expired	(74,555)		-
Balance March 31, 2009	-		$18,302

Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant from May 4, 2007 until July 13, 2007 and $5.00 at all other periods.

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

The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2009 was $ 3,180 and at March 31, 2008 was $1,592. As of March 31, 2009 the effective rate of preferred dividends is 9.75% (8.75% as of March 31, 2008). The rate will increase to 10.25% effective July 1, 2009 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid. The Company is limited in the payment of preferred dividend by the fixed charge coverage ratio as per the covenant in the amended and restated credit agreement with the lender.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.      STOCKHOLDERS’ EQUITY (continued)

On January 17, 2007, the Company awarded 215,000 shares of its common stock, to two key executives. The shares of common stock awarded (the "Restricted Shares") were not registered under the Securities Act of 1933 and constitute "restricted securities" within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the "Award Agreements"), dated January 17, 2007. The shares were valued at the closing price on January 17, 2008 of $6.72 per share. The Company has recorded expense of $361 in both 2008 and 2009. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares  vested on March 31, 2008; and 25% of the Restricted Shares vested on March 31, 2009. However, in order to facilitate the Company's federal and state tax withholding obligations in respect of the Restricted Stock awards, some of the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

Since January 2007, share-based compensation has been granted to Management and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above. The Company has reserved 2,500,000 shares for grants to management and directors under the 2007 Long Term Incentive Plan (“LTIP”) for Employees, Officers, Directors and Consultants.  At March 31, 2009, a total of 1,526,035 shares were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through March 31, 2009 are as follows:

Restricted Shares — All of the restricted shares granted to management to date generally vest over three years. No new grants of restricted shares have been issued to Management since January 2007.  All of the vested shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008. The second award in the amount of 4,384 shares for the services through June 30, 2008 was made on August 7, 2008. The third award in the amount of 4,976 shares for the services through September 30, 2008 was made on October 21, 2008. The fourth award in the amount of 6,588 shares for the services though December 31, 2008 was made on January 12, 2009.

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program as discussed in detail in Note 22. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to the employee participants.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.      STOCKHOLDERS’ EQUITY (continued)

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2009, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the fiscal 2008 (February 2008) grants and 4.14% for the fiscal 2009 (July 2008) grants. The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the “simplified method” per the Securities and Exchange Commission Staff Accounting Bulletin 107. This method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award. Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options. Expected volatility was 36.99% for the 2008 grants and 39.49% for the 2009 grants. Options outstanding (479,785) at March 31, 2009, had a remaining weighted average contractual life of approximately nine years and one month. The Company has recorded compensation expenses of $457 for the year ended March 31, 2009 ($43 for the year ended March 31, 2008). One third of the stock options granted in February 2008 (243,199) and none of the stock options granted in July 2008 (236,586), have vested as of March 31, 2009.

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

Stock Options:	March 31, 2009	March 31, 2009	March 31, 2008	March 31, 2008
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	243,199	$5.81	-	$-
Granted	236,586	5.50	243,199	5.81
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding-end of year	479,785	$5.66	243,199	$5.81

Other data (In thousands except weighted average fair value):			March 31, 2009	March 31, 2008

Weighted average grant date fair value of options granted during year			$3.31	$3.22
Compensation expense			457	43
Unrecognized compensation cost at March 31			1,066	740
Weighted average remaining life for unrecognized compensation			1.3 years	2.9 years

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.      STOCKHOLDERS’ EQUITY (continued)

The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the years ended March 31, were as follows:

	2009	2008
Dividend yield	None	None
Risk-free interest rate	4.14%	3.76%
Stock price volatility	39.49%	36.99%
Estimated option term	10 years	10 years

Restricted Stock:	March 31, 2009	March 31, 2009	March 31, 2008	March 31, 2008
	Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
Unvested beginning of the year	53,750	$6.72	107,500	$6.72
Granted	15,948	4.70	12,909	5.81
Vested	(69,698)	6.27	(66,659)	6.54
Cancelled	-	-	-	-
Unvested-end of year	-	-	53,750	$6.72

Other data (In thousands):			March 31, 2009	March 31, 2008
Compensation expense			$437	$436
Unrecognized compensation cost at March 31			-	361
Weighted average remaining life for unrecognized compensation			-	1.0 years

17.      OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers to supplement the existing shipments made by the Company’s operated vessels.

18.       INTEREST EXPENSE

Interest expense is comprised of the following:
	Year ended March 31, 2009	Year ended March 31, 2008
Bank indebtedness	$768	$306
Amortization of deferred finance costs	391	417
Long-term debt – senior	4,423	3,937
Long-term debt – subordinated	-	215
Interest rate swap	786	8
	$6,368	$4,883

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

19.      SEGMENT INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Information about geographic operations is as follows:

	Year ended March 31, 2009	Year ended March 31, 2008
Revenues by country
Canada	$88,273	$53,645
United States	45,913	41,124
	$134,186	$94,769
Income (loss) before income taxes by country
Canada	$3,009	$(4,996)
United States	(2,868)	(11,409)
	$141	$(16,405)
Net income (loss) applicable to common stockholders by country
Canada	$1,034	$(4,132)
United States	(9,797)	(10,386)
	$(8,763)	$(14,518)

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2009	March 31, 2008
Property and equipment by country
Canada	$56,962	$66,214
United States	29,271	30,135
	$86,233	$96,349

Intangible assets by country
Canada	$10,047	$13,954
United States	3,450	4,025
	$13,497	$17,979

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$92,052	$114,023
United States	43,852	53,662
	$135,904	$167,685

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.       FINANCIAL INSTRUMENTS

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Carrying value at March 31, 2009	Fair Value Measurements at March 31, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$ 3,899	$ -	$ 3,899

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy.

The Company has recorded a liability of $3,899 as of March 31, 2009 ($1,274 as of March 31, 2008) for two interest rate swap contracts on the Company’s term debt. For the year ended March 31, 2009 the fair value adjustment of the interest rate swap contracts has resulted in a loss of $2,811 ($1,338 for the year ended March 31, 2008). This loss is included in the earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.       FINANCIAL INSTRUMENTS (continued)

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

The Company is exposed to interest rate risk due to its long-term debt agreement, which requires that at least 50% of the outstanding term debt is hedged with interest rate swaps. Effective February 15, 2008, the Company entered into a CDN $49,700 interest rate swap derivative to pay interest at a fixed rate of approximately 4.09% on its CDN $49,700 term debt and receive 3-month BA variable rate interest payments quarterly through April 1, 2013. The notional amount of the Canadian debt swap decreases with each scheduled principle payment, except that the hedged amount decreases an additional CDN $15,000 on December 1, 2009. Additionally, effective February 15, 2008, the Company entered into a US $22,000 interest rate swap derivative to pay interest at a fixed rate of approximately 3.65% on its US $22,000 term debt and receive 3-month LIBOR variable rate interest payments quarterly through April 1, 2013. The notional amount of the US debt swap decreases with each scheduled principle payment

Credit risk

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.       EARNINGS PER SHARE

The Company has a total of 12,890,927 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 14,978,311 shares for the year ended March 31, 2009 and 14,798,990 shares for the year ended March 31, 2008 based on the following calculations. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 12,558,956 and 11,355,068 for 2009 and 2008. Warrants issued from the initial prospectus and over allotment converts to 1,022,581 based on the average yearly share price as of March 31, 2008 of $6.21. There are no warrants outstanding as of March 31, 2009. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option are identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share.  The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

	Year ended March 31, 2009	Year ended March 31, 2008

Numerator:
Net loss before minority interest	$(7,174)	$(11,417)
Preferred stock dividends	(1,589)	(1,295)
Minority interest	-	176
Stock warrant inducement discount	-	(1,982)
Net loss available to common stockholders	$(8,763)	$(14,518)
Denominator:
Weighted average common shares for basic EPS	12,558,956	11,355,068
Effect of dilutive securities:
Total outstanding warrants	-	5,231,215
Average exercise price	-	5.00
Average price during period	4.65	6.21
Shares that could be acquired with the proceeds of warrants	-	4,208,634
Dilutive share due to warrants	-	1,022,581
Long term incentive stock option plan	479,785	30,483
Average exercise price of stock options	5.66	5.81
Share that could be acquired with the proceeds of options	-	28,497
Dilutive shares due to options	-	1,986
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	12,558,956	11,355,068
Basic EPS	$(0.70)	$(1.28)
Diluted EPS	$(0.70)	$(1.28)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.         ACQUIRED MANAGEMENT BONUS PROGRAM

On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program (“the Program”), the participants of which were employed by Lower Lakes or its affiliates.  Participants were eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for fiscal years 2007 and 2008. The Company had previously recorded additional liabilities of $439 to date for this program.

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program. Pursuant to the terms of the Program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $467 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes. The Company has remaining liabilities of $103 for this program. The Company granted registration rights to any participant that is issued shares of the Company's common stock in settlement of an award under the Management Bonus Program.

23.         VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN46R. WMS was determined to be a type of VIE, which must be consolidated in accordance with FIN-46R from August 1, 2006 to February 13, 2008.

On August 1, 2006, Lower Lakes Transportation Company, an indirect wholly-owned subsidiary of the Company, entered into a Time Charter Agreement (the "Time Charter Agreement") with WMS, an unaffiliated third party.  Under the Time Charter Agreement, WMS made three United States flag vessels owned by WMS, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE (the "Vessels"), available exclusively to LLTC for LLTC's use in providing transportation and storage services for its customers.  The basic charter period under the Time Charter Agreement would have expired on December 31, 2008, and LLTC had the option to extend the charter period through December 31, 2013.  The Time Charter Agreement also provided LLTC the option of purchasing the Vessels at any time during the charter period at a price based, in part, generally on the amount of WMS indebtedness outstanding at the time of purchase relating to WMS's acquisition and maintenance of the Vessels.  Rand and its subsidiary, Rand LL Holdings Corp. ("Rand LL Holdings"), each executed separate guaranties in favor of WMS with respect to separate financial obligations of LLTC under the Time Charter Agreement. On June 27, 2007, Rand LL Holdings Corp. and Wisconsin & Michigan Steamship Company entered into a First Amendment Agreement to the Time Charter Guaranty, dated June 27, 2007, pursuant to which the parties amended certain definitions relating to its financial covenants to remain in compliance with such financial covenants.

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

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited and Voyageur Pioneer Marine Inc. pursuant to which Lower Lakes purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER from the Sellers.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.      VARIABLE INTEREST ENTITIES (continued)

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

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the “Primary Beneficiary” of Voyageur as Voyageur retains right on returns in managing its owned vessel costs. Though the Company has guaranteed Voyageur’s indebtedness to enable the undisrupted use in providing transportation and storage services for its customers, the Voyageur’s equity is over 10% in the vessel. The orderly liquidation value of the vessel exceed the Voyageur’ indebtedness, such that the Company’s exposure is limited. The maximum exposure of the Company in the event of a Voyageur default is CDN $1,250 representing the guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option which is also less than the orderly liquidation value. Therefore the Company is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. There is no change in a previous conclusion about whether a VIE should be consolidated. The Company has not provided support to the VIE when it was not contractually obliged to do so. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company.

24.      RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by companies controlled by our chief executive officer and our president. Such related parties have agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliates $12 per month effective October 16, 2006, such that total lease expense for the year paid to such affiliates was $144 in 2009 and $144 in 2008.  The Company reimbursed such affiliates for certain out of pocket costs of $28 in 2009 and $15 in 2008 for office expenses. The statement of operations for the year ended March 31, 2009 and 2008 include $172 and $ 159 respectively, related to this agreement.

25.       ECONOMIC DEPENDENCE

The Company had two major customers in excess of 10% of revenue in 2009 and 2008.  The customers in excess of 10% of revenues accounted for a total of 33% in 2009 and 31% in 2008 of net revenues.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

26.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”; establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources.  Comprehensive income (loss) is reflected in the Consolidated Statement of Stockholder’s equity and Other Comprehensive Income (Loss).  The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive income (loss) consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency.  Included in comprehensive income (loss) and accumulated other comprehensive income (loss) are the effects of foreign currency translation adjustments loss of $6,656 in 2009 ($2,151 income in 2008).

27.      SUBSEQUENT EVENT

On June 23, 2009, Lower Lakes, Lower Lakes Transportation, Grand River and the other Credit Parties thereto entered into a Second Amendment (the "Amendment"), to the Amended and Restated Credit Agreement, dated as of February 13, 2008, with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the parties amended the definitions of "Fixed Charge Coverage Ratio", “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.