Form 10-Q
period 2009-06-30
Rand Logistics, Inc.
filed 2009-08-11
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
(212) 644-3450

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

12,890,927 shares of Common Stock, par value $.0001, were outstanding at August 10, 2009.

RAND LOGISTICS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30,	March 31,
	2009	2009
ASSETS
CURRENT
Cash and cash equivalents	$3,998	$1,953
Accounts receivable (Note 3)	12,960	1,166
Prepaid expenses and other current assets (Note 4)	2,642	3,008
Income taxes receivable	9	22
Deferred income taxes	415	418
Total current assets	20,024	6,567
PROPERTY AND EQUIPMENT, NET (Note 6)	90,645	86,233
DEFERRED INCOME TAXES	11,817	12,140
DEFERRED DRYDOCK COSTS, NET (Note 7)	7,133	7,274
INTANGIBLE ASSETS, NET (Note 8)	13,841	13,497
GOODWILL (Note 8)	10,193	10,193
Total assets	$153,653	$135,904
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$13,081	$2,786
Accounts payable	6,473	4,131
Accrued liabilities (Note 10)	10,227	11,087
Interest rate swap contracts (Note 18)	2,857	3,899
Income taxes payable	2	–
Deferred income taxes	536	480
Current portion of long-term debt (Note 11)	4,316	4,094
Total current liabilities	37,492	26,477
LONG-TERM DEBT (Note 11)	56,103	54,240
OTHER LIABILITIES	232	232
DEFERRED INCOME TAXES	13,898	13,185
Total liabilities	107,725	94,134
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value,
Authorized 1,000,000 shares, Issued and outstanding 300,000
shares (Note 14)	14,900	14,900
Common stock, $.0001 par value
Authorized 50,000,000 shares, Issued and outstanding
12,890,927 shares (Note 14)	1	1
Additional paid-in capital	61,806	61,675
Accumulated deficit	(27,386)	(29,228)
Accumulated other comprehensive loss	(3,393)	(5,578)
Total stockholders’ equity	45,928	41,770
Total liabilities and stockholders’ equity	$153,653	$135,904

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
REVENUE
Freight and related revenue	$24,145	$27,301
Fuel and other surcharges	3,309	9,418
Outside voyage charter revenue	1,797	6,687
TOTAL REVENUE	29,251	43,406
EXPENSES
Outside voyage charter fees (Note 15)	1,786	6,246
Vessel operating expenses	17,886	25,555
Repairs and maintenance	654	888
General and administrative	2,397	2,469
Depreciation	2,008	1,618
Amortization of drydock costs	578	567
Amortization of intangibles	409	431
Loss on foreign exchange	47	2
	25,765	37,776
OPERATING INCOME	3,486	5,630
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,429	1,674
Interest income	(1)	(5)
Gain on interest rate swap contracts (Note 18)	(1,273)	(1,234)
	155	435
INCOME BEFORE INCOME TAXES	3,331	5,195
PROVISION FOR INCOME TAXES (Note 5)
Current	-	-
Deferred	1,046	2,516
	1,046	2,516
NET INCOME	2,285	2,679
PREFERRED STOCK DIVIDENDS	443	363
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,842	$2,316
Net income per share basic (Note 19)	$0.14	$0.19
Net income per share diluted	$0.14	$0.18
Weighted average shares basic	12,890,927	12,105,051
Weighted average shares diluted	12,890,927	14,796,536

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional	Accumulated	Other Comprehensive Income	Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Loss)	Income (Loss)	Equity
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$1,078	$(9,266)	$53,864
Net loss	--	--	--	--	--	(7,174)	--	(7,174)	(7,174)
Preferred dividend	--	--	--	--	--	(1,589)	--	--	(1,589)
Unrestricted shares issued under management bonus program (Note 20)	478,232	--	--	--	2,645	--	--	--	2,645
Warrant conversion, net of expenses (Note 14)	291,696	--	--	--	157	--	--	--	157
Warrant extinguishment	--	--	--	--	(9)	--	--	--	(9)
Unrestricted stock issued (Note 14)	15,948	--	--	--	75	--	--	--	75
Stock options issued (Note 14)	--	--	--	--	457	--	--	--	457
Translation adjustment	--	--	--	--	--	--	(6,656)	(6,656)	(6,656)
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	--	--	--	--	--	2,285	--	2,285	2,285
Preferred dividend	--	--	--	--	--	(443)	--	--	(443)
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Translation adjustment	--	--	--	--	--	--	2,185	2,185	2,185
Balances, June 30, 2009	12,890,927	$1	300,000	$14,900	$61,806	$(27,386)	$(3,393)	$4,470	$45,928

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,285	$2,679
Adjustments to reconcile net income to net cash used
by operating activities
Depreciation and amortization of drydock costs	2,586	2,185
Amortization of intangibles and deferred financing costs	505	536
Deferred income taxes	1,046	2,536
Gain on interest rate swap contracts	(1,273)	(1,234)
Equity compensation	131	156
Deferred drydock costs paid	--	(305)
Changes in operating assets and liabilities:
Accounts receivable	(11,794)	(17,420)
Prepaid expenses and other current assets	366	(1,683)
Accounts payable and accrued liabilities	1,710	(358)
Other liabilities	--	232
Income taxes payable	15	--
	(4,423)	(12,676)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,408)	(3,475)
Sale proceeds of retired vessel	--	250
	(2,408)	(3,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt repayment	(1,078)	--
Proceeds from bank indebtedness	10,184	17,865
	9,106	17,865
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(230)	(236)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,045	1,728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,953	5,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,998	$7,354
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$1,444	$1,007
Payment of income taxes	$--	$--
Unpaid purchase of property and equipment	$233	$2,946

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”) and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), Lower Lakes Transportation Company (“Lower Lakes Transportation”) and Grand River Navigation Company, Inc. (“Grand River”), each of which is a 100% subsidiary of Rand LL Holdings Corp.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from the March 31, 2009 audited consolidated financial statements. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Services Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their credit worthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.  The Company’s allowance for doubtful accounts was $157 as of June 30, 2009 and $146 as of March 31, 2009.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In addition, all revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Fuel and Lubricant Inventories

Raw materials, fuel, and operating supplies, are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

Intangible Assets and Goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. The intangibles are amortized as follows:

Trademarks and trade names Non-competition agreements Customer relationships and contracts	10 years straight-line 4 years straight-line 15 years straight-line

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are recorded at cost.  Depreciation methods for capital assets are as follows:

Vessels Leasehold improvements Vehicles Furniture and equipment Computer equipment Communication equipment	4 - 25 years straight-line 7 - 11 years straight-line 20% declining-balance 20% declining-balance 45% declining-balance 20% declining-balance

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company annually reviews the carrying value of intangible assets not subject to amortization, which is its goodwill, to determine whether impairment may exist. FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2009 the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts, such that goodwill of the reporting units were considered not impaired and the second steps of the impairment testing were not necessary. There are no events or changes in circumstances during the quarter that indicate that its carrying amount may not be recoverable.

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

Deferred Charges

Deferred charges include capitalized drydock expenditures and deferred financing costs.  Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards, subcontractors and other direct expenses to complete the mandatory certification process. Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”  (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will not be realized.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

There have been no recent examinations by the Internal Revenue Service. The Company’s primary state tax jurisdictions are Michigan, Ohio and New York and its only international jurisdiction is Canada. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2005 – 2008
Michigan	2005 – 2008
Ohio	2005 – 2008
New York	2005 – 2008
Federal (Canada)	2003 – 2008
Ontario	2003 – 2008

Foreign Currency Translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of Lower Lakes Towing Ltd. is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods.  Components of stockholders’ equity are translated at historical rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest Rate Swap Contracts

The Company accounts for its two interest rate swap contracts on its term debt utilizing Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

Variable Interest Entities

In 2006, the Company implemented FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities: Interpretations of FASB Interpretation No. 46” (“FIN 46R”), which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21). Though the Voyageur group of companies is a variable interest entity for Rand, it does not meet the criteria for consolidation and hence is not consolidated.

2.	RECENTLY ISSUED PRONOUNCEMENTS

 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 related to the Company’s financial assets and liabilities, which took effect on January 1, 2008 are presented in Note 18. On April 1, 2009, the Company implemented the previously-deferred provisions of SFAS No. 157 for our nonfinancial assets and liabilities which include goodwill and intangible assets. The Company determined that the remaining provisions did not have a material effect on the Company’s consolidated financial position or results of operations when they became effective.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company  has adopted FSP FAS 157-4 in the first quarter of fiscal 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company has adopted this standard as of April 1, 2009, however, the Company does not have any partially owned subsidiaries to consolidate, and therefore the application of this standard has no impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company has adopted SFAS 161 as of April 1, 2009, which had no impact on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company has adopted this standard for the fiscal year ending March 31, 2010. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations  (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has adopted SFAS No. 141R effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements, however, any business combinations we engage in will be recorded and disclosed in accordance with this statement.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009, as required.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 as of June 30, 2009. The disclosure requirements of SFAS No. 165 as applicable to the Company are presented in Note 22.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). The objective of FAS 168 is to replace Statement 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009, or the Company’s second 2010 fiscal quarter. The Company does not expect FAS 168 to have a significant impact on its financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing the impacts, if any, on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 as of the quarter ending December 31, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and did not have a material impact on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $157 as of June 30, 2009 and $146 as of March 31, 2009. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining in the shipping season and the demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30,	March 31,
	2009	2009
Prepaid insurance	$501	$861
Fuel and lubricants	1,756	1,481
Deposits and other prepaids	385	666
	$2,642	$3,008

5.	INCOME TAXES

The Company's effective tax rate was 31.4% for the three months ended June 30, 2009 compared to 48.4% for the three months ended June 30, 2008. The effective tax rate for the prior fiscal period was higher than its statutory tax rate primarily due to an additional $677 tax expense resulting from a change in a compensation method from cash to stock.

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30,	March 31,
	2009	2009

Cost
Vessels	$103,076	$96,240
Leasehold improvements	2,133	2,110
Furniture and equipment	229	209
Vehicles	20	18
Computer, communication equipment and purchased software	2,098	1,978
	$107,556	$100,555
Accumulated depreciation
Vessels	$15,951	$13,537
Leasehold improvements	471	425
Furniture and equipment	61	49
Vehicles	5	3
Computer, communication equipment and purchased software	423	308
	16,911	14,322
	$90,645	$86,233

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	June 30,	March 31,
	2009	2009

Drydock expenditures	$11,563	$10,935
Accumulated amortization	4,430	3,661
	$7,133	$7,274

The following table shows periodic deferrals of drydock cost and amortization.

Balance as of March 31, 2008	$9,082
Drydock expenditures paid and accrued	1,400
Amortization of drydock cost	(2,141)
Foreign currency translation adjustment	(1,067)
Balance as of March 31, 2009	$7,274
Amortization of drydock cost	(578)
Foreign currency translation adjustment	437
Balance as of June 30, 2009	$7,133

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	June 30, 2009	March 31, 2009
Intangible assets
Deferred financing costs	$1,978	$1,886
Trademarks and trade names	918	868
Non-competition agreements	2,103	1,989
Customer relationships and contracts	14,462	13,585
Total identifiable intangibles	$19,461	$18,328
Accumulated amortization
Deferred financing costs	$542	$426
Trademarks and trade names	305	267
Non-competition agreements	1,944	1,700
Customer relationships and contracts	2,829	2,438
	5,620	4,831
Total intangible assets	$13,841	$13,497
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Period ending June 30, 2010	$1,598
Period ending June 30, 2011	1,439
Period ending June 30, 2012	1,439
Period ending June 30, 2013	1,343
Period ending June 30, 2014	1,056
$6,875

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	BANK INDEBTEDNESS

As discussed in detail in Note 11, the Company amended and restated the Credit Agreement with its senior lender on February 13, 2008.  At June 30, 2009 and March 31, 2009, the Company had authorized operating lines of credit under its amended and restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing CDN $3,500 at June 30, 2009 (CDN $2,359 at March 31, 2009) and US $10,071 at June 30, 2009 (US $916 at March 31, 2009), and maintained letters of credit of CDN $1,403.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11.  The effective interest rates on the operating lines of credit at June 30, 2009 were 4.22% and March 31, 2009 were 4.41% on the Canadian line of credit and 4.18% and 5.06% respectively on the U.S. operating line of credit.  Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of June 30, 2009 the Company had additional credit availability of $7,117 based on eligible receivables and the seasonal overadvance facility.

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30,	March 31,
	2009	2009
Payroll compensation and benefits	$2,731	$1,879
Preferred stock dividends	3,624	3,180
Professional fees	679	749
Interest	288	401
Winter work and capital expenditures	520	2,731
Capital and franchise taxes	299	307
Other	2,086	1,840
	$10,227	$11,087

11.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes Towing, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amended and restated the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from WMS, and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing borrowed CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River borrowed US $22,000 (v) a Canadian dollar denominated “Engine” term loan facility under which Lower Lakes Towing borrowed CDN $8,000.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

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

Obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers; (iii) a pledge the Registrant of all of the outstanding capital stock of Rand LL Holdings and Rand Finance.  The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company was in compliance with those covenants as of June 30, 2009.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

On June 24, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement, with the lenders signatory thereto and General Electric Capital Corporation, as Agent.  Under this Amendment, the borrowers amended the definition of “Fixed Charge Coverage Ratio,” modified the formula for the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein).

On June 23, 2009, the Company further amended its Amended and Restated Credit Agreement. Under this Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amount and duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

The effective interest rates on the term loans at June 30, 2009, including the effect from interest rate swap contracts, were 7.84% (7.84% at March 31, 2009) on the Canadian term loan, 9.09% (9.09% at March 31, 2009) on the Canadian engine loan and 7.40% (7.40% at March 31, 2009) on the US term loan. The actual interest rate charged without the effect of interest rate swap contracts were 4.18% (4.59% at March 31, 2009) on the Canadian term loan, 5.43% (5.84% at March 31, 2009) on the Canadian engine loan and 4.42% (5.01% at March 31, 2009) on the US term loan.

		June 30, 2009	March 31, 2009

a)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$33,465	$31,408

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	6,420	6,026

c)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	20,534	20,900
		$60,419	$58,334
	Less amounts due within 12 months	4,316	4,094
		$56,103	$54,240

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

Principal payments are due as follows:

Period ending June 30, 2010	$4,316
Period ending June 30, 2011	4,316
Period ending June 30, 2012	4,315
Period ending April 01, 2013	47,472
$60,419

12.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease.  Leases which do not qualify as a capital lease are classified as operating leases.  Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008
Operating lease	$58	$59
Operating sublease	36	36
	$94	$95

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $232 for three months ended June 30, 2009 and 2008. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

Period ending June 30, 2010	$696
Period ending June 30, 2011	696
Period ending June 30, 2012	696
Period ending June 30, 2013	696
Period ending June 30, 2014	696
Thereafter	3,479
$6,959

The Company’s future minimum rental commitments under other operating leases are as follows:

Period ending June 30, 2010	$196
Period ending June 30, 2011	167
Period ending June 30, 2012	120
Period ending June 30, 2013	75
Period ending June 30, 2014	64
Thereafter	313
$935

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $771 as of June 30, 2009 and $604 as of March 31, 2009 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement (see Note 21) with Voyageur, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

The Company has determined that there is no carrying amount of the liability, for the guarantor’s obligations under the guarantees under FIN 45.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY

At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s unit purchase option.  Each redeemable warrant allowed its holder to purchase one fully paid and non-assessable share of the Company’s common stock at the price of $5.00 per share.  The redeemable warrants expired on October 26, 2008. The underwriter’s options and redeemable warrants issued in conjunction with the Company’s initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The underwriter’s options and redeemable warrants meet the scope exception in paragraph 11(a) of SFAS 133 and accordingly were not accounted for as derivatives for purposes of SFAS 133, but instead were accounted for as equity.

During the year ended March 31, 2009, 89,885 warrants were exercised for cash ($449 gross proceeds).

On September 23, 2008, the Company announced an offer to holders of all remaining 5,194,481 outstanding, publicly-traded warrants that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered, without paying a cash exercise price. Prior to the expiration of the offer on October 26, 2008, 5,045,275 warrants were converted into common stock under this offer. The remaining 74,555 publicly traded warrants expired on October 26, 2008.

The following schedule summarizes outstanding share purchase warrants:

	Outstanding warrants	Exercise Price	Cumulative proceeds from exercise of warrants
Balance March 31, 2007	9,196,180		$19
Issued	--		--
Exercised	(3,964,965)	$4.50	17,843
Balance March 31, 2008	5,231,215		$17,862
Exercised	(89,885)	5.00	449
Exercised under cashless offer	(5,045,275)		--
Extinguished	(21,500)		(9)
Expired	(74,555)		--
Balance March 31, 2009	--		$18,302

Exercise price of $4.50 is net of $0.50 stock warrant inducement discount per stock warrant from May 4, 2007 until July 13, 2007 and $5.00 at all other periods.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

EarlyBirdCapital, who acted as the representative to the underwriters in connection with the Company’s initial public offering, holds an underwriter’s option to purchase up to 300,000 units at a purchase price of $9.90 per unit.  Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25.  If the option is exercised in full, the Company would receive gross proceeds of $2,970 and issue an additional 300,000 units consisting of 300,000 shares of the Company’s common stock and 600,000 warrants. If all of these warrants are exercised, the Company would issue an additional 600,000 shares of common stock and receive additional gross proceeds of $3,750.  The Company estimated that the fair value of this option at the date of grant was approximately $558 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years.  The option may be exercised by the holder for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

EarlyBirdCapital’s option was purchased for a de minimus amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter’s option expires on October 12, 2009.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2009 was $ 3,624 and at March 31, 2009 was $3,180. As of June 30, 2009 the effective rate of preferred dividends is 9.75% (9.75% as of March 31, 2009). The rate will increase to 10.25% effective July 1, 2009 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio as per the covenant in the Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

On January 17, 2007, the Company awarded 215,000 shares of its common stock, to two key executives. The shares of common stock awarded (the “Restricted Shares”) were not registered under the Securities Act of 1933 and constitute “restricted securities” within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the “Award Agreements”), dated January 17, 2007.  The shares were valued at the closing price on January 17, 2008 of $6.72 per share. The Company has recorded expense of $361 in both 2008 and 2009. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares  vested on March 31, 2008; and 25% of the Restricted Shares vested on March 31, 2009. However, in order to facilitate the Company’s federal and state tax withholding obligations in respect of the Restricted Stock awards, some of the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued.

Since January 2007, share-based compensation has been granted to Management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for grants to management and directors under the Company’s 2007 Long Term Incentive Plan (“LTIP”) for Employees, Officers, Directors and Consultants.  At June 30, 2009, a total of 1,526,035 shares were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through June 30, 2009 are as follows:

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
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2009, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the fiscal 2008 (February 2008) grants and 4.14% for the fiscal 2009 (July 2008) grants.  The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the “simplified method” per the Securities and Exchange Commission Staff Accounting Bulletin 107.  This method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award.  Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options.  Expected volatility was 36.99% for the 2008 grants and 39.49% for the 2009 grants. Options outstanding (479,785) at June 30, 2009, had a remaining weighted average contractual life of approximately eight years and nine months. The Company has recorded compensation expenses of $131 for the quarter ended June 30, 2009 ($66 for the quarter ended June 30, 2008). One third of the stock options granted in February 2008 (243,199) and none of the stock options granted in July 2008 (236,586), have vested as of June 30, 2009.

15.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers to supplement the existing shipments made by the Company’s operated vessels.

16.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended June 30, 2009	Three months ended June 30, 2008
Bank indebtedness	$134	$180
Amortization of deferred financing costs	96	108
Long-term debt – senior	720	1,316
Interest rate swap	479	70
	$1,429	$1,674

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	SEGMENT INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Information about geographic operations is as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008
Revenue by country
Canada	$19,369	$27,370
United States	9,882	16,036
	$29,251	$43,406

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2009	March 31, 2009
Property and equipment by country
Canada	$61,903	$56,962
United States	28,742	29,271
	$90,645	$86,233

Intangible assets by country
Canada	$10,534	$10,047
United States	3,307	3,450
	$13,841	$13,497

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$105,593	$92,052
United States	48,060	43,852
	$153,653	$135,904

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	FINANCIAL INSTRUMENTS

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

The Company adopted SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”) as of April 1, 2008. On April 1, 2009, we adopted the requirements of SFAS No. 157 for non-recurring non-financial assets and liabilities, which had been deferred for one year under FSP FAS 157-2, “Effective Date of FASB Statement No. 157.”

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

Fair Value Measurements at June 30, 2009
	Carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$ 2,857	$ -	$ 2,857

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy.

The Company has recorded a liability of $2,857 as of June 30, 2009 ($3,899 as of March 31, 2009) for two interest rate swap contracts on the Company’s term debt. For the three months ended June 30, 2009 the fair value adjustment of the interest rate swap contracts has resulted in a gain of $1,273 ($1,234 for three months ended June 30, 2008).  This gain is included in the earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	FINANCIAL INSTRUMENTS (continued)

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

The Company is exposed to interest rate risk due to its long-term debt agreement, which requires that at least 50% of the outstanding term debt is hedged with interest rate swaps. Effective February 15, 2008, the Company entered into a CDN $49,700 interest rate swap derivative to pay interest at a fixed rate of approximately 4.09% on its CDN $49,700 term debt and receive 3-month BA variable rate interest payments quarterly through April 1, 2013.  The notional amount of the Canadian debt swap decreases with each scheduled principle payment, except that the hedged amount decreases an additional CDN $15,000 on December 1, 2009.  Additionally, effective February 15, 2008, the Company entered into a US $22,000 interest rate swap derivative to pay interest at a fixed rate of approximately 3.65% on its US $22,000 term debt and receive 3-month LIBOR variable rate interest payments quarterly through April 1, 2013.  The notional amount of the US debt swap decreases with each scheduled principal payment.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	EARNINGS PER SHARE

The Company has a total of 12,890,927 common shares issued and outstanding, out of an authorized total of 50,000,000 shares.  The fully diluted total of 15,310,282 shares for the quarter ended June 30, 2009 and 14,796,536 shares for the quarter ended June 30, 2008 are based on the following calculations.  Since the calculation for June 30, 2009 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 12,890,927. There are no warrants outstanding as of June 30, 2009. For the quarter ended June 30, 2008, warrants issued from the initial prospectus and over allotment converts to 272,130 based on the average quarterly share price of $5.27. Convertible preferred shares converts to 2,419,355 common shares based on a price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option are identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share.  The option will be exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company and will expire on October 26, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

	Three months ended June 30, 2009	Three months ended June 30, 2008
Numerator:
Net income before preferred stock dividend	$2,285	$2,679
Preferred stock dividends	(443)	(363)
Net income available to common stockholders	$1,842	$2,316

Denominator:
Weighted average common shares for basic EPS	12,890,927	12,105,051
Effect of dilutive securities:
Total outstanding warrants	--	5,231,215
Average exercise price	--	5.00
Average price during period	3.60	5.27
Shares that could be acquired with the proceeds of	--
warrants	--	4,959,085
Dilutive share due to warrants	--	272,130
Long-term incentive stock option plan	479,785	243,199
Average exercise price of stock options	5.66	5.81
Share that could be acquired with the proceeds of
options	--	--
Dilutive shares due to options	--	--
Weighted average convertible preferred shares at
$6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	12,890,927	14,796,536
Basic EPS	$0.14	$0.19
Diluted EPS	$0.14	$0.18

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	ACQUIRED MANAGEMENT BONUS PROGRAM

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

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the Program. Pursuant to the terms of the Program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $467 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes.  The Company has remaining liabilities of $111 for the Program.

21.	VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of FIN46R.

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited and Voyageur Pioneer Marine Inc. (“Voyageur”) pursuant to which Lower Lakes purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER from the Sellers.

Certain customer contracts were also assigned to the Company under a Contract of Assignment.

In addition, on August 27, 2007, Lower Lakes entered into a Crew Manning Agreement with Voyageur pursuant to which Voyageur agreed to staff the Vessels with qualified crew members in accordance with sound crew management practices.  Under the Crew Manning Agreement, Voyageur was responsible for selecting and training the Vessels’ crews, payroll, tax and pension administration, union negotiations and disputes and ensuring compliance with applicable requirements of Canadian maritime law. Under the Crew Manning Agreement, Lower Lakes was obligated to pay Voyageur an annual fee of $175 and pay or reimburse Voyageur for its reasonable crew payroll expenses. The Company terminated the Crew Manning Agreement in March 2008.

Also on August 27, 2007, Lower Lakes entered into a Contract of Affreightment  (“COA”) with Voyageur and Voyageur Maritime Trading Inc (“VMT”) pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the “Trader”), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.

In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the “Option Agreement”) with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000 subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	VARIABLE INTEREST ENTITIES (continued)

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the “Primary Beneficiary” of Voyageur because Voyageur manages its own vessel costs and absorbs the majority of expected losses or receives the majority of expected residual returns. The Company has guaranteed Voyageur’s indebtedness to enable the undisrupted use in providing transportation and storage services for Rand’s customers. However, the orderly liquidation value of the vessel exceeds the Voyageur’ indebtedness, such that the Company’s exposure is limited. The maximum exposure of the Company in the event of a Voyageur default is CDN $1,250, representing the guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option, the value of which is also less than the orderly liquidation value. Therefore, the Company is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company.  The Company continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing entities in connection with any reconsideration events (as defined in FIN 46(R)) that may result in an entity becoming a VIE or in the Company becoming the primary beneficiary of an existing VIE. There is no change in a previous conclusion about whether a VIE should be consolidated. The Company has not provided support to the VIE when it was not contractually obliged to do so.

22.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through August 10, 2009 and no event has occurred from the balance sheet date through that date that would impact the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2009.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “expect”, “plan”, “estimate”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995.

 Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated.  Forward-looking statements reflect our current views with respect to future events and because our business is subject to such risks and uncertainties, actual results, our strategic plan, our financial position, results of operations and cash flows could differ materially from those described in or contemplated by the forward-looking statements contained in this report.

 Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission on June 25, 2009 as well as the following: the effect of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age.  The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Results of Operations

Three month period ended June 30, 2009 compared to the three month period ended June 30, 2008:

The three month period ended June 30, 2009 was highlighted by several significant changes as compared to the three month period ended June 30, 2008:

(1)
There was a significant reduction in demand from our customers in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 due to the weakened economy and the resultant delayed openings of our customers’ facilities.  Such factors reduced our vessel scheduling flexibility and decreased the overall operating efficiency of our fleet.  The sharp decline in customer demand in the three month period ended June 30, 2009 reduced both revenues from our own vessels and outside charter revenues as compared to the three month period ended June 30, 2008; however, the reduction of outside charter revenues had minimal impact on our margins.

(2)	We partially offset decreases in demand for the transportation of certain commodities with increased business from our grain and salt customers.

(3)
As a result of the net reduced demand from our customers, our total Sailing Days, which we define as days a vessel is crewed and available for sailing, decreased 43 days, or 4.5%, to 912 Sailing Days during the three month period ended June 30, 2009 from 955 Sailing Days during the three month period ended June 30, 2008.

(4)
Due to the repowering and other upgrading of the Saginaw during the three month period ended June 30, 2008, we operated this vessel an additional 72 Sailing Days during the three month period ended June 30, 2009.

(5)
Due to reduced demand from our customers, we did not sail the McKee Sons during the three month period ended June 30, 2009.  We operated the McKee Sons for 91 Sailing Days during the three month period ended June 30, 2008.

(6)
Excluding the Saginaw and the McKee Sons, we operated our remaining ten Canadian and U.S. vessels for 24 fewer Sailing Days in the three month period ended  June 30, 2009 than in the three month period ended  June 30, 2008.

(7)	We benefited from additional new business and contractual rate increases from existing customers.

(8)
All of our customer contracts have fuel surcharge provisions whereby the increases in our fuel costs are passed on to customers.  Such increases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to reduced fuel prices during the three month period ended June 30, 2009, fuel surcharge revenues declined sharply as compared to the three month period ended June 30, 2008.

(9)
The Canadian dollar weakened by approximately 13% versus the US dollar, averaging approximately $0.86 USD per CAD during the three month period ended at June 30, 2009 compared to approximately $0.99 USD per CAD during the three month period ending June 30, 2008.  The Company’s balance sheet translation rate increased from $0.79 USD per CAD at March 31, 2009 to $0.86 USD per CAD at June 30, 2009.

Selected Financial Information

(USD in 000’s)	Three month period ended June 30, 2009	Three month period ended June 30, 2008	$ Change	% Change
Revenue:
Freight and related revenue	$24,145	$27,301	$(3,156)	(11.6	) %
Fuel and other Surcharges	3,309	9,418	(6,109)	(64.9	) %
Outside Voyage Charter revenue	1,797	6,687	(4,890)	(73.1	) %
Total	$29,251	$43,406	$(14,155)	(32.6)%

Expenses:
Outside Voyage Charter Fees	$1,786	$6,246	$(4,460)	(71.4	) %
Vessel Operating expenses	$17,886	$25,555	$(7,669)	(30.0	) %
Repairs and Maintenance	$654	$888	$(234)	(26.4	) %

Sailing Days:	912	955	(43)	(4.5	) %

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$26,475	$28,587	$(2,112)	(7.4	) %
Fuel and other Surcharges	$3,628	$9,862	$(6,234)	(63.2	) %

Expenses per Sailing Day:
Vessel Operating expenses	$19,612	$26,759	$(7,147)	(26.7	) %
Repairs and Maintenance	$717	$930	$(213)	(22.9	) %

Management believes that each of our vessels should achieve approximately 91 Sailing Days in an average first fiscal quarter, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay-up period.

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008:

(USD in 000’s)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Three month period ended June 30, 2008	955	$27,301	$9,418	$6,687	$43,406	$25,555

Changes in the three month period ended June 30, 2009:

Decrease attributable to weaker Canadian dollar	-	$(2,282)	$(306)	$(284)	$(2,872)	$(1,641)

Net decrease attributable to reduced customer demand (excluding currency impact)	(43)	$(874)	$(5,803)	$-	$(6,677)	$(6,028)

Changes in Outside Charter Revenue (excluding currency impact)	-	$-	$-	$(4,606)	$(4,606)	$-

Sub-Total	(43)	$(3,156)	$(6,109)	$(4,890)	$(14,155)	$(7,669)
Three month period ended June 30, 2009	912	$24,145	$3,309	$1,797	$29,251	$17,886

Total revenue during the three month period ended June 30, 2009 was $29.3 million, a decrease of $14.1 million, or 32.6%, compared to $43.4 million during the three month period ended June 30, 2008.  This decrease was primarily attributable to reduced fuel surcharges, the weaker Canadian dollar, and reduced customer demand, which is further discussed below.

 Freight and related revenue generated from Company-operated vessels decreased $3.2 million, or 11.6%, to $24.1 million during the three month period ended June 30, 2009 compared to $27.3 million during the three month period ended June 30, 2008. Freight and related revenue per Sailing Day decreased $2,112, or 7.4%, to $26,475 per Sailing Day in the three month period ended June 30, 2009 compared to $28,587 in the three month period ended June 30, 2008.  This decrease was attributable to a weaker Canadian dollar and less efficient trade patterns during the three month period ended June 30, 2009, slightly offset by higher pricing and improved productivity.

 Fuel and other pass through surcharges decreased $6.1 million, or 64.9%, to $3.3 million during three month period ended June 30, 2009 compared to $9.4 million during the three month period ended June 30, 2008. Fuel and other surcharges revenue per Sailing Day decreased $6,234 to $3,628 per Sailing Day in the three month period ended June 30, 2009 compared to $9,862 in the three month period ended June 30, 2008.

Outside Voyage Charter revenues decreased $4.9 million, or 73.1%, to $1.8 million during the three month period ended June 30, 2009 compared to $6.7 million during the three month period ended June 30, 2008.  The Company’s practice is to outsource a portion of its normal business to optimize vessel efficiencies. The decrease in outside charter revenue was attributable to a reduction in customer demand and certain shipments being delayed by customers into our second fiscal quarter.

Vessel Operating Expenses decreased $7.7 million, or 30.0%, to $17.9 million in the three month period ended June 30, 2009 compared to $25.6 million in the three month period ended June 30, 2008.  This decrease was primarily attributable to reduced fuel costs, reduced vessel operating days and a weaker Canadian dollar, offset by a $415 increase in vessel incident costs.  Vessel operating expenses per Sailing Day decreased $7,147, or 26.7%, to $19,612 in the three month period ended June 30, 2009 compared to $26,759 in the three month period ended June 30, 2008.

Repairs and maintenance expenses, which consist of expensed winter work, decreased $234 to $0.7 million during the three month period ended June 30, 2009 from $0.9 million during the three month period ended June 30, 2008.  Repairs and maintenance per Sailing Day decreased $213 to $717 per Sailing Day in the three month period ended June 30, 2009 from $930 during the three month period ended June 30, 2008.  This decrease was related to the timing of completing the Winter 2009 lay-up work in the three month period ended June 30, 2009 as compared to the timing of completing the Winter 2008 lay-up work in the three month period ended June 30, 2008.

Our general and administrative expenses decreased $72 to $2.4 million during the three month period ended June 30, 2009 from $2.5 million in the three month period ended June 30, 2008. The decrease in general and administrative expenses was a result of cost reductions and the weaker Canadian dollar offset by a loan amendment fee of $436 during the three month period ending June 30, 2009.  Our general and administrative expense represented 8.2% of revenues during the three month period ended June 30, 2009, a increase from 5.7% of revenues during the three month period ended June 30, 2008.  During the three month period ended June 30, 2009, $0.6 million of our general and administrative expenses was attributable to our parent company and $1.8 million was attributable to our operating companies, including the loan amendment fee.

Depreciation expense rose $390 to $2.0 million during the three month period ended June 30, 2009 compared to $1.6 million during the three month period ended June 30, 2008.  The increase was primarily attributable to capital expenditures related to the repowering of the Saginaw and capital expenditures during the 2009 winter lay-up period.

Amortization of drydock costs remained flat at $0.6 million during the three month period ended June 30, 2009.  An increase in drydock expenses from the Winter 2009 drydock of the Mississagi was offset by the translation of the weaker Canadian dollar.  During the three month period ended June 30, 2009, the Company amortized the deferred drydock costs of seven of its twelve vessels compared to six vessels during the three month period ended June 30, 2008.

Amortization of intangibles decreased $22 to $409 during the three month period ended June 30, 2009 from $431 during the three month period ended June 30, 2008, primarily due to the translation of the weaker Canadian dollar during the three month period ended June 30, 2009.

As a result of the items described above, during the three month period ended June 30, 2009, the Company’s operating income decreased $2.1 million to $3.5 million compared to $5.6 million during the three month period ended June 30, 2008.

Interest expense decreased $245 to $1.4 million during the three month period ended June 30, 2009 from $1.7 million during the three month period ended June 30, 2008. This decrease in interest expense was primarily a result of the translation of the weaker Canadian dollar and to a lesser extent lower interest rates on the Company’s revolving credit facility balances, offset by a slightly higher average debt balance during the three month period ended June 30, 2009.

We recorded a gain on interest rate swap contracts of $1.3 million during the three month period ended June 30, 2009 compared to a gain of $1.2 million incurred in the three month period ended June 30, 2008 due to recording the fair value of our two interest rate swap agreements.

Our income before income taxes was $3.3 million in the three month period ended June 30, 2009 compared to income before income taxes of $5.2 million in the three month period ended June 30, 2008.

Our provision for income tax expense was $1.0 million during the three month period ended June 30, 2009 compared to an income tax expense of $2.5 million during the three month period ended June 30, 2008.  The Company's effective tax rate was 31.4% for the three month period ended June 30, 2009 compared to 48.4% for the three month period ended June 30, 2008.  The effective tax rate for the three month period ended June 30, 2008 was higher than its statutory tax rate primarily due to an additional $0.7 million tax expense resulting from a change in compensation method from cash to stock.  Additionally, the Company recorded a valuation allowance against its US federal net deferred tax assets during the three month period ended March 31, 2009 due to taxable net operating losses for the past three fiscal years, although income tax expense had been previously recorded in the US during the three month period ended June 30, 2008.

Our Net Income was $2.3 million in the three month period ended June 30, 2009 compared to Net Income of $2.7 million in the three month period ended June 30, 2008.

We accrued $443 for cash dividends on our preferred stock during the three month period ended June 30, 2009 compared to $363 during the three month period ended June 30, 2008.  The dividends accrued at a rate of 9.75% for the three month period ended June 30, 2009.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and increased to 10.25% effective July 1, 2009.

Our net income applicable to common stockholders decreased $474 to $1.8 million during the three month period ended June 30, 2009 compared to $2.3 million during the three month period ended June 30, 2008.

During the three month period ended June 30, 2009, the Company operated four vessels in the US and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  Approximately 70% of our gain on interest rate swap contracts was realized in Canada based on the larger amount of indebtedness in Canada during the three month period ended June 30, 2009. In addition, substantially all of our tax provision was incurred in Canada during the three month period ended June 30, 2009, since a valuation allowance has been recorded in the US since the three month period ended March 31, 2009.  All of our preferred stock dividends are accrued in the US.

Impact of Inflation and Changing Prices

During the three month period ended June 30, 2009, there were major reductions in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were major changes in the exchange rate between the US dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to US dollars by a reduction of approximately 13%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the three month periods ended June 30, 2009 and June 30, 2008.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months    However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity.  The Company has implemented a program to reduce fiscal 2010 expenses relative to actual fiscal 2009 expenses, maintained its continued focus on productivity gains and is closely monitoring customer credit and accounts receivable balances.

Net cash used by operating activities for the three month period ended June 30, 2009 was $4.4 million, a decrease of $8.3 million compared to $12.7 million of net cash used during the three month period ended June 30, 2008.  This decrease was primarily attributable to reduced growth in receivables during the three month period ended June 30, 2009, particularly relating to the substantially higher fuel surcharges and outside charter revenues during the three month period ended June 30, 2008.  The timing of the Company’s fiscal year in relation to the sailing season results in a substantial growth in receivables during the Company’s first fiscal quarter after the winter lay-up period.

Cash used in investing activities decreased by $0.8 million to $2.4 million during the three month period ended June 30, 2009 compared to $3.2 million during the three month period ended June 30, 2008.  This decrease was attributable to reduced payments of carryover capital expenditures in the Winter 2009 lay-up period as compared to the Winter 2008 lay-up period, offset by $250 of proceeds from the scrap sale of a vessel during the three month period ended June 30, 2008.

Cash flows provided from financing activities decreased $8.8 million to $9.1 million during the three month period ended June 30, 2009 compared to $17.9 million in the three month period ended June 30, 2008.  During the three month period ended June 30, 2009, the Company made net borrowings under its revolving credit facility of $10.2 million and made principal payments on its term debt of $1.1 million.  Borrowing proceeds under the Company’s revolving credit facility were reduced from $17.9 million in the three month period ended June 30, 2008 to $10.2 million in the three month period ending June 30, 2009.

During the three month period ended June 30, 2009, long-term debt, including the current portion, increased $2.1 million to $60.4 million from $58.3 million at March 31, 2009, which reflected an increase of $3.2 million from a strengthening Canadian dollar from its low point during the three month period ended June 30, 2009, offset by the $1.1 million scheduled principal payment made during such period.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the three month period ended June 30, 2009.  The covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

On June 23, 2009, Lower Lakes Towing, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and the other Credit Parties thereto entered into a Second Amendment (the “Amendment”), to the Amended and Restated Credit Agreement with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amounts and duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2009 was $3.6 million compared to $3.2 million at March 31, 2009. During the three month period ended June 30, 2009, the effective rate of preferred dividends was 9.75%. The dividend rate increased to 10.25% effective July 1, 2009 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the later of the second anniversary of the conversion, or seven years from the initial issuance date of the preferred stock.

Investments in Capital Expenditures and Drydockings

 We invested $1.7 million in paid and accrued capital expenditures and incurred no drydock expenses during the three month period ended June 30, 2009, relating to carryover from the 2009 Winter season. Our capital expenditures and drydock expenses paid and accrued for the Winter 2009 season were approximately $6.4 million.

 Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At June 30, 2009, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $46.4 million of term borrowings in Canada and CDN $3.5 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, the sudden change in exchange rates can increase the indebtedness as converted to US dollars before operating cash flows can make up for such a currency rate change.

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

Critical accounting policies

Rand’s significant accounting policies are presented in Note 1 to its consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this quarterly on Form 10-Q. While all accounting policies affect the financial statements, certain policies may be viewed as critical.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to the financial statements.

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

In addition, all revenues are presented on a gross basis in accordance with the guidance in Emerging Issues Task Force 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Intangible Assets and Goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts.  The intangibles are amortized as follows:

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

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company determined that there was an adverse change in our markets that could affect the valuation of our assets during the three month period ended March 31, 2009.  Accordingly, as of March 31, 2009, the Company updated its estimates of undiscounted cash flows for each of its asset groups to test our long-term assets for recoverability. These estimates are subject to uncertainty.  We then compared those undiscounted cash-flows by asset group to the sum of the carrying value of each asset group and determined that there were no impairment indicators.

 Impairment of Goodwill

As of March 31, 2009, the Company made its annual test of Goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units as of March 31, 2009.  There were no events or changes in circumstances during the three month period ended June 30, 2009 that indicated that its carrying amount may not be recoverable.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”  (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will not be realized. The determination to set up a valuation allowance is dependent on (1) management’s estimates of whether taxable income in future periods for each taxable entity is sufficient that deferred income tax assets will be realized, except for the change in foreign exchange loss, based on the performance of the entity and the expected timing of the reversal of the deferred tax liabilities, and (2) tax net operating losses in particular entities in recent years. Such management estimates are subject to uncertainty.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) effective April 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Establishing accruals for tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues (if any) and amounts recorded on financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s results of operations, cash flows, or financial position.  However, the impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

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

Recently Issued Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring non-financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 related to the Company’s financial assets and liabilities, which took effect on January 1, 2008 are presented in Note 17. On April 1, 2009, the Company implemented the previously-deferred provisions of SFAS No. 157 for our non-financial assets and liabilities which include goodwill and intangible assets. The Company determined that the remaining provisions did not have a material effect on the Company’s consolidated financial position or results of operations when they became effective.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 in the first quarter of fiscal 2010, which did not have a material impact on the Company’s consolidated financial statements.

Non-Controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  SFAS 160 applies to all fiscal years beginning on or after December 15, 2008. The Company adopted this standard as of April 1, 2009; however, the Company does not have any partially owned subsidiaries to consolidate and therefore the application of this standard has no impact on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 as of April 1, 2009 and it has had no impact on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company adopted this standard for the fiscal year ending March 31, 2010. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations  (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 141R effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any future business combinations will be recorded and disclosed in accordance with FSP FAS 141(R)-1.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009, as required.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 as of June 30, 2009. The disclosure requirements of SFAS No. 165 as applicable to the Company are presented in Note 22.

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). The objective of FAS 168 is to replace FASB Statement 162 and to establish the FASB Accounting Standards Codification  as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The standard is effective for interim and annual periods ending after September 15, 2009, or the Company’s second 2010 fiscal quarter. The Company does not expect FAS 168 to have a significant impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods beginning after November 15, 2009 and interim periods thereof. The Company is currently assessing the impact of SFAS 167 on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 as the quarter ending December 31, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and did not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

As of June 30, 2009, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the three month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2009.

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

RAND LOGISTICS, INC.

Date: August 11, 2009	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: August 11, 2009	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.