Form 10-Q
period 2009-09-30
Rand Logistics, Inc.
filed 2009-11-12
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
(212) 644-3450

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

13,077,140 shares of Common Stock, par value $.0001, were outstanding at November 11, 2009.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30,	March 31,
	2009	2009
ASSETS
CURRENT
Cash and cash equivalents	$7,171	$1,953
Accounts receivable (Note 3)	17,386	1,166
Prepaid expenses and other current assets (Note 4)	3,516	3,008
Income taxes receivable	-	22
Deferred income taxes	419	418
Total current assets	28,492	6,567
PROPERTY AND EQUIPMENT, NET (Note 6)	93,629	86,233
DEFERRED INCOME TAXES	10,721	12,140
DEFERRED DRYDOCK COSTS, NET (Note 7)	6,969	7,274
INTANGIBLE ASSETS, NET (Note 8)	14,212	13,497
GOODWILL (Note 8)	10,193	10,193
Total assets	$164,216	$135,904
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$11,424	$2,786
Accounts payable	6,543	4,131
Accrued liabilities (Note 10)	10,806	11,087
Interest rate swap contracts (Note 18)	2,714	3,899
Income taxes payable	46	–
Deferred income taxes	582	480
Current portion of long-term debt (Note 11)	4,561	4,094
Total current liabilities	36,676	26,477
LONG-TERM DEBT (Note 11)	58,156	54,240
OTHER LIABILITIES	232	232
DEFERRED INCOME TAXES	14,683	13,185
Total liabilities	109,747	94,134
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value,
Authorized 1,000,000 shares, Issued and outstanding 300,000
shares (Note 14)	14,900	14,900
Common stock, $.0001 par value
Authorized 50,000,000 shares, Issued and outstanding
12,950,357 shares (Note 14)	1	1
Additional paid-in capital	62,107	61,675
Accumulated deficit	(21,966)	(29,228)
Accumulated other comprehensive loss	(573)	(5,578)
Total stockholders’ equity	54,469	41,770
Total liabilities and stockholders’ equity	$164,216	$135,904

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUE
Freight and related revenue	$28,136	$32,325	$52,281	$59,626
Fuel and other surcharges	5,467	13,161	8,776	22,579
Outside voyage charter revenue	2,640	6,803	4,437	13,490
TOTAL REVENUE	36,243	52,289	65,494	95,695
EXPENSES
Outside voyage charter fees (Note 15)	2,634	6,062	4,420	12,308
Vessel operating expenses	19,608	30,356	37,494	55,911
Repairs and maintenance	63	-	717	888
General and administrative	1,796	2,662	4,193	5,131
Depreciation	2,373	1,785	4,381	3,403
Amortization of drydock costs	602	567	1,180	1,134
Amortization of intangibles	429	440	838	871
(Gain) loss on foreign exchange	(39)	(43)	8	(41)
	27,466	41,829	53,231	79,605
OPERATING INCOME	8,777	10,460	12,263	16,090
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,482	1,799	2,911	3,473
Interest income	(4)	(1)	(5)	(6)
(Gain) loss on interest rate swap contracts (Note 18)	(296)	662	(1,569)	(572)
	1,182	2,460	1,337	2,895
INCOME BEFORE INCOME TAXES	7,595	8,000	10,926	13,195
PROVISION FOR INCOME TAXES (Note 5)
Current	69	-	69	-
Deferred	1,629	2,807	2,675	5,323
	1,698	2,807	2,744	5,323
NET INCOME	5,897	5,193	8,182	7,872
PREFERRED STOCK DIVIDENDS	477	411	920	774
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$5,420	$4,782	$7,262	$7,098
Net income per share basic (Note 19)	$0.42	$0.38	$0.56	$0.58
Net income per share diluted	$0.38	$0.34	$0.53	$0.52
Weighted average shares basic	12,909,014	12,436,508	12,900,020	12,271,685
Weighted average shares diluted	15,328,369	15,345,199	15,319,375	15,075,817

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Loss)	Equity
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$1,078	$(9,266)	$53,864
Net loss	--	--	--	--	--	(7,174)	--	(7,174)	(7,174)
Preferred dividends	--	--	--	--	--	(1,589)	--	--	(1,589)
Unrestricted shares issued under management bonus program (Note 20)	478,232	--	--	--	2,645	--	--	--	2,645
Warrant conversion, net of expenses (Note 14)	291,696	--	--	--	157	--	--	--	157
Warrant extinguishment	--	--	--	--	(9)	--	--	--	(9)
Stock awards granted (Note 14)	15,948	--	--	--	75	--	--	--	75
Stock options issued (Note 14)	--	--	--	--	457	--	--	--	457
Translation adjustment	--	--	--	--	--	--	(6,656)	(6,656)	(6,656)
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	--	--	--	--	--	2,285	--	2,285	2,285
Preferred dividends	--	--	--	--	--	(443)	--	--	(443)
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Translation adjustment	--	--	--	--	--	--	2,185	2,185	2,185
Balances, June 30, 2009	12,890,927	$1	300,000	$14,900	$61,806	$(27,386)	$(3,393)	$4,470	$45,928
Net income	--	--	--	--	--	5,897	--	5,897	5,897
Preferred dividends	--	--	--	--	--	(477)	--	--	(477)
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Stock issued under employees retirement plan (Note 14)	59,430	--	--	--	170	--	--	--	170
Translation adjustment	--	--	--	--	--	--	2,820	2,820	2,820
Balances, September 30, 2009	12,950,357	$1	300,000	$14,900	$62,107	$(21,966)	$(573)	$8,717	$54,469

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended	Six months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,182	$7,872
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization of drydock costs	5,561	4,537
Amortization of intangibles and deferred financing costs	1,033	1,085
Deferred income taxes	2,675	5,263
Gain on interest rate swap contracts	(1,569)	(572)
Equity compensation	432	401
Deferred drydock costs paid	--	(305)
Changes in operating assets and liabilities:
Accounts receivable	(16,220)	(16,271)
Prepaid expenses and other current assets	(508)	(911)
Accounts payable and accrued liabilities	2,037	(5,471)
Other liabilities	--	232
Income taxes payable	69	--
	1,692	(4,140)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,476)	(6,074)
Sale proceeds of retired vessel	--	250
	(2,476)	(5,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	--	76
Warrant extinguishment	--	(9)
Long-term debt repayment	(2,219)	(1,145)
Proceeds from bank indebtedness	13,457	21,781
Repayment of bank indebtedness	(5,189)	(7,596)
	6,049	13,107
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(47)	(419)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,218	2,724
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,953	5,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,171	$8,350
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$2,670	$2,796
Payment of income taxes	$35	$--
Unpaid purchase of property and equipment	$77	$314
Shares issued under management bonus program	$--	$2,645

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

Accounts Receivable and Concentration of Credit Risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Services Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their credit worthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due. The Company’s allowance for doubtful accounts was $168 as of September 30, 2009 and $146 as of March 31, 2009.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Operating Expenses Recognition

The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis based on origin-destination and cargo carried. In accordance with Accounting Standards Codification (“ASC”) 605-20-25, “Revenue Recognition-Services-Recognition” (formerly Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Progress” Method 5), voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period, when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties.  Fuel surcharges are recognized ratably over the duration of the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are less than 5% of total revenue.

Marine operating expenses such as crewing costs, fuel, tugs and insurance are recognized as incurred or consumed and thereby is recognized ratably in each reporting period. Repairs and maintenance and other insignificant costs are recognized as incurred.

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are being provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” on the statement of operation, are recognized as incurred and thereby are recognized ratably over the voyage.

In addition, all revenues are presented on a gross basis in accordance with the guidance in ASC 605-45-05, “Revenue Recognition-Principal Agent Considerations” (formerly EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”).

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

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Unlike goodwill and indefinite-lived intangible assets, fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are tested for impairment upon occurrence of a triggering event that indicates the carrying value is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company annually reviews the carrying value of intangible assets not subject to amortization, which is its goodwill, to determine whether impairment may exist. ASC 350 “Intangibles-Goodwill and Other” (formerly FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,”) requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2009, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts, such that goodwill of the reporting units were considered not impaired and the second step of the impairment testing was not necessary. There were no events or changes in circumstances during the six month period ended September 30, 2009 that indicated that their carrying amounts may not be recoverable.

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

Presentation of Taxes Collected from Customers (Gross Versus Net)

The Company has adopted ASC 605-45-50 “Revenue Recognition-Principal Agent Consideration-Disclosure” (formerly “EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)”).  The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” (Formerly SFAS No. 109, “Accounting for Income Taxes”).  ASC 740 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

Accounting for Uncertainty in Income taxes

The Company adopted the provisions of ASC 740-10-25 “Income Taxes-Overall-Recognition” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”) effective April 1, 2007. ASC 740-10-25 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with ASC 740-10-25 did not have a material effect on the results of operations, financial condition or liquidity.

The adoption of ASC 740-10-25 did not result in a cumulative effect adjustment to accumulated deficit. Upon adoption of the standard on April 1, 2007, the Company had no unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods. The Company also had no unrecognized tax benefits as of September 30, 2009 and March 31, 2009.

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

Foreign Currency Translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of Lower Lakes Towing Ltd. is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar.  In accordance with ASC 830 “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation,”) assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods.  Components of stockholders’ equity are translated at historical rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

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

Stock-based Compensation

The Company has adopted ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payment”), using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of ASC 718 for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest Rate Swap Contracts

The Company accounts for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended). All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

Variable Interest Entities

In 2006, the Company implemented ASC 810-10-05 “Consolidation” (formerly FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities: Interpretations of FASB Interpretation No. 46”), which requires that the Company consolidate certain entities on the basis other than through ownership of a voting interest of the entity (see Note 21). Though the Voyageur group of companies is a variable interest entity for the Company, it does not meet the criteria for consolidation and hence is not consolidated.

2.	RECENTLY ISSUED PRONOUNCEMENTS

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). The objective of ASC 105 is to establish the FASB Accounting Standards Codification  as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

Fair Value Measurements

In September 2006, the FASB issued, ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities, which took effect on January 1, 2008, are presented in Note 18. On April 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for our non-financial assets and liabilities which include goodwill and intangible assets. The Company determined that the remaining provisions did not have a material effect on the Company’s consolidated financial position or results of operations when they became effective.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

In April 2009, the FASB issued ASC 820-10, “Fair Value Measurement and Disclosures-Overall” (formerly FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65 in the first quarter of fiscal 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted ASU 2009-05 as of October 1, 2009. ASU 2009-05 will have no impact on our financial condition, results of operations or cash flows.

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued ASC 810-10-65 “Consolidation-Overall-Transition and Open Effective Date Information” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC 810-10-65 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  ASC 810-10-65 applies to all fiscal years beginning on or after December 15, 2008. The Company has adopted this standard as of April 1, 2009, however, the Company does not have any partially owned subsidiaries to consolidate, and therefore the application of this standard has no impact on its consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Derivative Instruments and Hedging Activities

In March 2008 FASB issued ASC 815 “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). ASC 815 provides enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815 as of April 1, 2009.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued ASC 350-30-50 “Intangibles—Goodwill and Other” (formerly FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-10 “Business Combinations” and other U.S. generally accepted accounting principles. ASC 350-30-50 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company adopted this standard for the fiscal year ending March 31, 2010. The adoption of ASC 350-30-50 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued ASC 805-20-25 “Business Combinations” (formerly FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). ASC 805-20-25 address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 805-20-25 effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any business combinations we engage in will be recorded and disclosed in accordance with this statement.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued ASC 320-10-65 “Investments-Debt and Equity Securities” (formerly FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The objective of ASC 320-10-65 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued ASC 825-10-65 “Financial Instruments” (formerly FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 820-10-65 requires disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted ASC 825-10-65 as of June 30, 2009, as required.

Subsequent Events

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 as of June 30, 2009. The disclosure requirements of ASC 855 applicable to the Company are presented in Note 22.

Consolidation of Variable Interest Entities

In June 2009 the FASB issued ASC 810-10-05 “Consolidation” (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810-10-05 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary, of a variable interest entity. ASC 810-10-05 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying ASC 810-10-05. ASC 810-10-05 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing the impacts, if any, on its consolidated financial statements.

In December 2008, the FASB issued ASC 860-10-65, “Intangibles-Goodwill and Other” (formerly FSP FAS No. 140-4 and FIN 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”). ASC 860-10-65 require additional disclosure about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. ASC 860-10-65 is effective for financial statements issued for reporting periods ending after December 15, 2008. The Company adopted ASC 860-10-65 as of the quarter ending December 31, 2008. ASC 860-10-65 affect only disclosures and did not have a material impact on the Company’s consolidated financial statements.

Distinguishing Liabilities from Equity

The FASB issued ASU 2009-04 in August 2009, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity,” per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of "Redeemable Preferred Stocks"”. This ASU will have no impact on financial condition, results of operations or cash flows of the Company.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 will be effective for the Company on April 1, 2010, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2009-13 will have on its financial position and results of operations.

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $168 as of September 30, 2009 and $146 as of March 31, 2009. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  Management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past amounts, before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining in the shipping season and the demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30,	March 31,
	2009	2009
Prepaid insurance	$561	$861
Fuel and lubricants	2,578	1,481
Deposits and other prepaids	377	666
	$3,516	$3,008

5.	INCOME TAXES

The Company's effective tax rate was 25.1% for the six months ended September 30, 2009 compared to 40.3% for the six months ended September 30, 2008. The effective tax rate for the current fiscal period is lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets.  The effective tax rate for the prior fiscal period was higher than its statutory tax rate due to the change in management compensation from cash to stock which changed its characterization from deductible to non-deductible on the Company’s Canadian tax return which resulted in an additional $677 of income tax expense.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30,	March 31,
	2009	2009

Cost
Vessels	$109,013	$96,240
Leasehold improvements	2,138	2,110
Furniture and equipment	246	209
Vehicles	21	18
Computer, communication equipment and purchased software	2,244	1,978
	$113,662	$100,555
Accumulated depreciation
Vessels	$18,888	$13,537
Leasehold improvements	520	425
Furniture and equipment	58	49
Vehicles	5	3
Computer, communication equipment and purchased software	562	308
	20,033	14,322
	$93,629	$86,233

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30,	March 31,
	2009	2009

Drydock expenditures	$12,259	$10,935
Accumulated amortization	5,290	3,661
	$6,969	$7,274

The following table shows periodic deferrals of drydock cost and amortization.

Balance as of March 31, 2008	$9,082
Drydock expenditure paid and accrued	1,400
Amortization of drydock cost	(2,141)
Foreign currency translation adjustment	(1,067)
Balance as of March 31, 2009	$7,274
Amortization of drydock cost	(578)
Foreign currency translation adjustment	437
Balance as of June 30, 2009	$7,133
Amortization of drydock cost	(602)
Foreign currency translation adjustment	438
Balance as of September 30, 2009	$6,969

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2009	March 31, 2009
Intangible assets
Deferred financing costs	$2,079	$1,886
Trademarks and trade names	973	868
Non-competition agreements	2,229	1,989
Customer relationships and contracts	15,433	13,585
Total identifiable intangibles	$20,714	$18,328
Accumulated amortization
Deferred financing costs	$671	$426
Trademarks and trade names	348	267
Non-competition agreements	2,215	1,700
Customer relationships and contracts	3,268	2,438
	6,502	4,831
Total intangible assets	$14,212	$13,497
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Period ending September 30, 2010	$1,543
Period ending September 30, 2011	1,529
Period ending September 30, 2012	1,528
Period ending September 30, 2013	1,327
Period ending September 30, 2014	1,126
$7,053

9.	BANK INDEBTEDNESS

As discussed in detail in Note 11, the Company amended and restated the Credit Agreement with its senior lender on February 13, 2008.  At September 30, 2009 and March 31, 2009, the Company had authorized operating lines of credit under its amended and restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing CDN $7,005 at September 30, 2009 (CDN $2,359 at March 31, 2009) and US $4,882 at September 30, 2009 (US $916 at March 31, 2009), and maintained letters of credit of CDN $1,397.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings, and U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 11.  The effective interest rates on the operating lines of credit at September 30, 2009 were 4.15% and March 31, 2009 were 4.41% on the Canadian line of credit and 4.02% and 5.06% respectively on the U.S. operating line of credit.  Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of September 30, 2009 the Company had additional credit availability of $399 based on eligible receivables.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,	March 31,
	2009	2009
Payroll compensation and benefits	$2,740	$1,879
Preferred stock dividends	4,101	3,180
Professional fees	571	749
Interest	445	401
Winter work and capital expenditures	328	2,731
Capital and franchise taxes	274	307
Other	2,347	1,840
	$10,806	$11,087

11.	LONG-TERM DEBT

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

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rates may be adjusted quarterly commencing on the second quarter of fiscal year 2009, based upon the borrowers’ senior debt to EBITDA ratio as calculated in accordance with the Amended and Restated Credit Agreement.

Obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers; (iii) a pledge by the Company of all of the outstanding capital stock of Rand LL Holdings and Rand Finance.  The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company was in compliance with those covenants as of September 30, 2009.

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

The effective interest rates on the term loans at September 30, 2009, including the effect from interest rate swap contracts, were 7.84% (7.84% at March 31, 2009) on the Canadian term loan, 9.09% (9.09% at March 31, 2009) on the Canadian engine loan and 7.40% (7.40% at March 31, 2009) on the US term loan. The actual interest rate charged without the effect of interest rate swap contracts were 4.18% (4.59% at March 31, 2009) on the Canadian term loan, 5.43% (5.84% at March 31, 2009) on the Canadian engine loan and 4.42% (5.01% at March 31, 2009) on the US term loan.

		September 30, 2009	March 31, 2009

a)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$35,701	$31,408

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	6,849	6,026

c)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	20,167	20,900
		$62,717	$58,334
	Less amounts due within 12 months	4,561	4,094
		$58,156	$54,240

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

Principal payments are due as follows:

Period ending September 30, 2010	$4,561
Period ending September 30, 2011	4,561
Period ending September 30, 2012	4,562
Period ending September 30, 2013	49,033
$62,717

12.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease.  Leases which do not qualify as a capital lease are classified as operating leases.  Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008
Operating lease	$59	$63	$117	$121
Operating sublease	36	36	72	72
	$95	$99	$189	$193

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $232 for each of the three month periods ended September 30, 2009 and 2008, $464 for six months period ended September 30, 2009 and $463 for six months period ended September 30, 2008. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

Period ending September 30, 2010	$696
Period ending September 30, 2011	696
Period ending September 30, 2012	696
Period ending September 30, 2013	696
Period ending September 30, 2014	696
Thereafter	3,015
$6,495

The Company’s future minimum rental commitments under other operating leases are as follows.

Period ending September 30, 2010	$218
Period ending September 30, 2011	177
Period ending September 30, 2012	115
Period ending September 30, 2013	73
Period ending September 30, 2014	65
Thereafter	296
$944

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $654 as of September 30, 2009 and $604 as of March 31, 2009 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The Company has determined that there is no carrying amount of the liability, for the guarantor’s obligations under the guarantees under ASC 460-10-05 “Guarantees” (formerly FIN 45).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY

At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s unit purchase option.  Each redeemable warrant allowed its holder to purchase one fully paid and non-assessable share of the Company’s common stock at the price of $5.00 per share.  The redeemable warrants expired on October 26, 2008. The underwriter’s options and redeemable warrants issued in conjunction with the Company’s initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The underwriter’s options and redeemable warrants meet the scope exception in ASC 815-10-15 “Derivatives and Hedging” (formerly paragraph 11(a) of SFAS 133) and accordingly were not accounted for as derivatives for purposes of ASC 815, but instead were accounted for as equity.

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

EarlyBirdCapital’s option was purchased for a de minimus amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter’s option expired on October 12, 2009.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2009 was $4,101 and at March 31, 2009 was $3,180. As of September 30, 2009, the effective rate of preferred dividends was 10.25% (9.75% as of March 31, 2009). The rate will increase to 10.75% effective January 1, 2010 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio as per the covenant in the Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

On January 17, 2007, the Company awarded 215,000 shares of its common stock to two key executives. The shares of common stock awarded (the “Restricted Shares”) were not registered under the Securities Act of 1933 and constitute “restricted securities” within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the “Award Agreements”), dated January 17, 2007.  The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company has recorded expense of $361 in both 2008 and 2009. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares vested on March 31, 2008; and 25% of the Restricted Shares vested on March 31, 2009. However, in order to facilitate the Company’s federal and state tax withholding obligations in respect of the Restricted Stock awards, some of the Restricted Shares which vested on the date of the award were withheld by the Company which paid the withholding taxes, resulting in 120,400 shares actually issued. No new grants of restricted shares have been issued to Management since January 2007.

Since January 2007, share-based compensation has been granted to Management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for grants to management and directors under the Company’s 2007 Long Term Incentive Plan (“LTIP”) for Employees, Officers, Directors and Consultants.  At September 30, 2009, a total of 1,466,605 shares were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through September 30, 2009 are as follows:

Stock Awards — All of the vested shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  The second award in the amount of 4,384 shares for the services through June 30, 2008 was made on August 7, 2008.  The third award in the amount of 4,976 shares for the services through September 30, 2008 was made on October 21, 2008.  The fourth award in the amount of 6,588 shares for the services though December 31, 2008 was made on January 12, 2009.

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program as discussed in detail in Note 20. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2009, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. This was 3.76% for the fiscal 2008 (February 2008) grants and 4.14% for the fiscal 2009 (July 2008) grants.  The expected term represents the period of time the grants are expected to be outstanding, generally six years and has been computed using the “simplified method” per the Securities and Exchange Commission Staff Accounting Bulletin 107.  This method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award.  Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options.  Expected volatility was 36.99% for the 2008 grants and 39.49% for the 2009 grants. Options outstanding (479,785) at September 30, 2009, had a remaining weighted average contractual life of approximately eight years and five months. The Company has recorded compensation expenses of $262 for the six month period ended September 30, 2009 ($196 for the six month period ended September 30, 2008). One third of the stock options granted in February 2008 (243,199) and one third of the stock options granted in July 2008 (236,586), have vested as of September 30, 2009.
Shares issued under employees’ retirement savings plan-As of September 30, 2009, the Company had issued an aggregate of 59,430 shares to the individual retirement plans of all eligible Canadian employees for the period of June 1, 2009 through August 31, 2009.  The Canadian employees’ plans are managed by an independent brokerage. The shares were issued under the LTIP. These shares are unrestricted but subject to the Company’s Insider Trading Policy, and vest immediately. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. For three month and six month ended September 30, 2009 the Company had granted $170 of equity ($ Nil for 2008) of such accrued compensation expense.

15.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers to supplement the existing shipments made by the Company’s operated vessels.

16.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008
Bank indebtedness	$145	$263	$279	$443
Amortization of deferred financing costs	99	106	195	214
Long-term debt – senior	689	1,217	1,409	2,534
Interest rate swap	549	213	1,028	282
	$1,482	$1,799	$2,911	$3,473

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”).

Information about geographic operations is as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008
Revenue by country
Canada	$22,985	$35,163	$42,354	$62,533
United States	13,258	17,126	23,140	33,162
	$36,243	$52,289	$65,494	$95,695

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2009	March 31, 2009
Property and equipment by country
Canada	$66,193	$56,962
United States	27,436	29,271
	$93,629	$86,233

Intangible assets by country
Canada	$11,049	$10,047
United States	3,163	3,450
	$14,212	$13,497

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$116,221	$92,052
United States	47,995	43,852
	$164,216	$135,904

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	FINANCIAL INSTRUMENTS

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

The Company adopted ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”), as of April 1, 2008. On April 1, 2009, we adopted the requirements of ASC 820 for non-recurring non-financial assets and liabilities, which had been deferred for one year under ASC 820-10-65 (formerly FSP FAS 157-2, “Effective Date of FASB Statement No. 157.”)

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

Fair Value Measurements at September 30, 2009
	Carrying value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$ 2,714	$ -	$ 2,714

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy.

The Company has recorded a liability of $2,714 as of September 30, 2009 ($3,899 as of March 31, 2009) for two interest rate swap contracts on the Company’s term debt. For the six months ended September 30, 2009, the fair value adjustment of the interest rate swap contracts has resulted in a gain of $1,569 ($572 for six months ended September 30, 2008).  This gain is included in the earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2009	Fair Value as at March 31, 2009
Interest rate swap contracts liability	Current liability	$ 2,714	$ 3,899

The Company has not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (gain) loss -Recognized in earnings	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008
Interest rate swap contracts liability	Other (income) and expenses	$ (296)	$ 662	$ (1,569)	$ (572)

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

The Company has a total of 12,950,357 common shares issued and outstanding, out of an authorized total of 50,000,000 shares.  The fully diluted total of 15,328,369 shares for the quarter ended September 30, 2009 and 15,345,199 shares for the quarter ended September 30, 2008 are based on the following calculations. There are no warrants outstanding as of September 30, 2009. For the quarter ended September 30, 2008, warrants issued from the initial prospectus and over allotment converted to 489,336 based on the average quarterly share price of $5.52. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option are identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option have an exercise price of $6.25 per share.  The option was exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company on March 3, 2006 and expired on October 12, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis as the exercise price of $9.90 exceeded the estimated market value.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008
Numerator:
Net income before preferred stock dividend	$5,897	$5,193	$8,182	$7,872
Preferred stock dividends	(477)	(411)	(920)	(774)
Net income available to common stockholders	$5,420	$4,782	$7,262	$7,098

Denominator:
Weighted average common shares for basic EPS	12,909,014	12,436,508	12,900,020	12,271,685
Effect of dilutive securities:
Total outstanding warrants	-	5,194,489	-	5,194,489
Average exercise price	-	5.00	-	5.00
Average price during period	2.98	5.52	3.29	5.40
Shares that could be acquired with the proceeds of warrants	-	4,705,153	-	4,809,712
Dilutive share due to warrants	-	489,336	-	384,777
Long-term incentive stock option plan	479,785	425,782	479,785	334,989
Average exercise price of stock options	5.66	5.66	5.66	5.66
Share that could be acquired with the proceeds of options	--	--	--	--
Dilutive shares due to options	--	--	--	--
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	15,328,369	15,345,199	15,319,375	15,075,817
Basic EPS	$0.42	$0.38	$0.56	$0.58
Diluted EPS	$0.38	$0.34	$0.53	$0.52

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	ACQUIRED MANAGEMENT BONUS PROGRAM

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

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the Program. Pursuant to the terms of the Program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $467 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes.  The Company has remaining liabilities of $107 for the Program.

21.	VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs) under the subjective guidelines of ASC 810-10-05 “Consolidation” (formerly FIN-46(R))

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited and Voyageur Pioneer Marine Inc. (“Voyageur”) pursuant to which Lower Lakes purchased VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER from the Sellers.

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

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the “Primary Beneficiary” of Voyageur because Voyageur manages its own vessel costs and absorbs the majority of expected losses or receives the majority of expected residual returns. The Company has guaranteed Voyageur’s indebtedness to enable the undisrupted use in providing transportation and storage services for Rand’s customers. However, the orderly liquidation value of the vessel exceeds the Voyageur’ indebtedness, such that the Company’s exposure is limited. The maximum exposure of the Company in the event of a Voyageur default is CDN $1,250, representing the guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option, the value of which is also less than the orderly liquidation value. Therefore, the Company is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company.  The Company continues to evaluate new investments for the application of ASC 810-10-05 (formerly FIN 46(R)) and regularly reviews all existing entities in connection with any reconsideration events (as defined in ASC 810-10-05) that may result in an entity becoming a VIE or in the Company becoming the primary beneficiary of an existing VIE. There is no change in a previous conclusion about whether a VIE should be consolidated. The Company has not provided support to the VIE when it was not contractually obliged to do so.

22.	SUBSEQUENT EVENTS

The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s board of directors requested that three of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. The common stock will be issued to such individuals during the third quarter and will reduce the amount of available stock grants under the LTIP.  After a comprehensive review of the Company’s actual results through September 30, 2009 and an analysis of the Company’s liquidity position at September 30, 2009, the Compensation Committee concluded that commencing in the third quarter of the current fiscal year, compensation to the three executive officers and its outside directors will revert to cash.    In addition, since September 30, 2009, the Company granted an aggregate of 68,760 shares to the individual retirement plans of all eligible Canadian employees in lieu of cash contributions and recorded compensation expenses of $211 in September and October 2009.

The Company has evaluated subsequent events through November 11, 2009 and no event other than mentioned above has occurred from the balance sheet date through that date that would impact the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2009.

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

Results of Operations

Three month period ended September 30, 2009 compared to the three month period ended September 30, 2008:

 The three month period ended September 30, 2009 was highlighted by several significant changes as compared to the three month period ended September 30, 2008:

(1)
There was a significant reduction in demand in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 due to the weakened economy, which reduced our vessel scheduling flexibility and decreased the overall operating efficiency of our fleet.  The decline in customer demand in the three month period ended September 30, 2009 reduced revenues from both our own vessels and outside charter revenues as compared to the three month period ended September 30, 2008; however, the percentage reduction of outside charter revenues was much greater and had a lesser impact on our margins.

(2)	We partially offset the reduction in demand with increased business in our grain, coal and salt cargos.

(3)
Primarily as a result of the net reduced demand from our customers, our total Sailing Days, which we define as days a vessel is crewed and available for sailing, decreased 92 days, or 8.4%, to 1,000 Sailing Days during the three month period ended September 30, 2009 from 1,092 Sailing Days during the three month period ended September 30, 2008.

(4)
Due to reduced demand from our customers, we sailed the McKee Sons for only 45 Sailing Days during the three month period ended September 30, 2009.  We operated the McKee Sons for 92 Sailing Days during the three month period ended September 30, 2008.

(5)	Excluding the McKee Sons, we operated our remaining eleven vessels for 47 fewer Sailing Days in the three month period ended September 30, 2009 than in the three month period ended September 30, 2008.

(6)
We benefited from additional new business and contractual rate increases from existing customers during the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008.

(7)
All of our customer contracts have fuel surcharge provisions whereby the increases in our fuel costs are passed on to customers.  Such increases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to reduced fuel prices during the three month period ended September 30, 2009, fuel surcharge revenues declined sharply as compared to the three month period ended September 30, 2008.

(8)
The Canadian dollar weakened by approximately 5.1% versus the U.S. dollar, averaging approximately $0.911 USD per CAD during the three month period ended at September 30, 2009 compared to approximately $0.960 USD per CAD during the three month period ended September 30, 2008.  The Company’s balance sheet translation rate increased from $0.793 USD per CAD at March 31, 2009 to $0.934 USD per CAD at September 30, 2009.

Selected Financial Information

(USD in 000’s)	Three month period ended September 30, 2009	Three month period ended September 30, 2008	$ Change	% Change
Revenue:
Freight and related revenue	$28,136	$32,325	$(4,189)	(13.0)%
Fuel and other surcharges	5,467	13,161	(7,694)	(58.5)%
Outside voyage charter revenue	2,640	6,803	(4,163)	(61.2)%
Total	$36,243	$52,289	$(16,046)	(30.7)%

Expenses:
Outside voyage charter fees	$2,634	$6,062	$(3,428)	(56.5)%
Vessel operating expenses	$19,608	$30,356	$(10,748)	(35.4)%
Repairs and maintenance	$63	$0	$63	N/A %

Sailing Days:	1,000	1,092	(92)	(8.4)%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$28,136	$29,602	$(1,466)	(5.0)%
Fuel and other surcharges	$5,467	$12,052	$(6,585)	(54.6)%

Expenses per Sailing Day:
Vessel operating expenses	$19,608	$27,799	$(8,191)	(29.5)%
Repairs and maintenance	$63	$0	$63	N/A %

Management believes that each of our vessels should achieve approximately 92 Sailing Days in an average second fiscal quarter, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay-up period.

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008:

(USD in 000’s)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Three month period ended September 30, 2008	1,092	$32,325	$13,161	$6,803	$52,289	$30,356

Changes in the three month period ended September 30, 2009:

Decrease attributable to weaker Canadian dollar	-	$(875)	$(175)	$(142)	$(1,192)	$(580)

Net decrease attributable to reduced customer demand (excluding currency impact)	(92)	$(3,314)	$(7,519)	$-	$(10,833)	$(10,168)

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(4,021)	$(4,021)	$-

Sub-Total	(92)	$(4,189)	$(7,694)	$(4,163)	$(16,046)	$(10,748)
Three month period ended September 30, 2009	1,000	$28,136	$5,467	$2,640	$36,243	$19,608

Total revenue during the three month period ended September 30, 2009 was $36.2 million, a decrease of $16.1 million, or 30.7%, compared to $52.3 million during the three month period ended September 30, 2008.  This decrease was primarily attributable to reduced fuel surcharges, the weaker Canadian dollar and reduced customer demand, which is further discussed below.

 Freight and related revenue generated from Company-operated vessels decreased $4.2 million, or 13.0%, to $28.1 million during the three month period ended September 30, 2009 compared to $32.3 million during the three month period ended September 30, 2008. Freight and related revenue per Sailing Day decreased $1,466, or 5.0%, to $28,136 per Sailing Day in the three month period ended September 30, 2009 compared to $29,602 in the three month period ended September 30, 2008.  This decrease was attributable to a weaker Canadian dollar and less efficient trade patterns, slightly offset by higher pricing and improved productivity.

 Fuel and other pass through surcharges decreased $7.7 million, or 58.5%, to $5.5 million during three month period ended September 30, 2009 compared to $13.2 million during the three month period ended September 30, 2008. Fuel and other surcharges revenue per Sailing Day decreased $6,585 to $5,467 per Sailing Day in the three month period ended September 30, 2009 compared to $12,052 in the three month period ended September 30, 2008.

Outside Voyage Charter revenues decreased $4.2 million, or 61.2%, to $2.6 million during the three month period ended September 30, 2009 compared to $6.8 million during the three month period ended September 30, 2008.  The decrease in outside voyage charter revenue was attributable to a reduction in overall customer demand and a shift of certain shipments shipped by outside charterers in the three month period ended September 30, 2008 which were shipped by the Company’s own vessels during the three month period ended September 30, 2009.

Vessel Operating Expenses decreased $10.7 million, or 35.4%, to $19.6 million in the three month period ended September 30, 2009 compared to $30.3 million in the three month period ended September 30, 2008.  This decrease was primarily attributable to reduced fuel costs, reduced vessel operating days and a weaker Canadian dollar.  Vessel operating expenses per Sailing Day decreased $8,191, or 29.5%, to $19,608 in the three month period ended September 30, 2009 compared to $27,799 in the three month period ended September 30, 2008.

Our general and administrative expenses decreased $0.9 million to $1.8 million during the three month period ended September 30, 2009 from $2.7 million in the three month period ended September 30, 2008. The decrease in general and administrative expenses was a result of cost reductions and the weaker Canadian dollar during the three month period ending September 30, 2009.  Our general and administrative expense represented 5.0% of revenues during the three month period ended September 30, 2009, a decrease from 5.1% of revenues during the three month period ended September 30, 2008.  During the three month period ended September 30, 2009, $0.5 million of our general and administrative expenses was attributable to our parent company and $1.3 million was attributable to our operating companies.

Depreciation expense increased $0.6 million to $2.4 million during the three month period ended September 30, 2009 compared to $1.8 million during the three month period ended September 30, 2008.  The increase was primarily attributable to capital expenditures related to the repowering of the Saginaw and capital expenditures during the 2009 winter lay-up period.

Amortization of drydock costs increased $33 to $0.6 million during the three month period ended September 30, 2009.  An increase in drydock expenses from the winter 2009 drydock of the Mississagi was offset by the translation of the weaker Canadian dollar.  During the three month period ended September 30, 2009, the Company amortized the deferred drydock costs of seven of its twelve vessels compared to six vessels during the three month period ended September 30, 2008.

 Amortization of intangibles decreased $11 to $429 during the three month period ended September 30, 2009 from $440 during the three month period ended September 30, 2008 primarily due to the translation of the weaker Canadian dollar during the three month period ended September 30, 2009.

As a result of the items described above, during the three month period ended September 30, 2009, the Company’s operating income decreased $1.7 million to $8.8 million compared to $10.5 million during the three month period ended September 30, 2008.

Interest expense decreased $317 to $1.5 million during the three month period ended September 30, 2009 from $1.8 million during the three month period ended September 30, 2008. This decrease in interest expense was primarily a result of the translation from the weaker Canadian dollar and, to a lesser extent, lower interest rates on the Company’s revolving credit facility balances and slightly lower average debt balances during the three month period ended September 30, 2009.

We recorded a net gain on interest rate swap contracts of $296 during the three month period ended September 30, 2009 compared to a loss of $0.7 million incurred in the three month period ended September 30, 2008  due to recording the fair value of our two interest rate swap agreements.  We recorded a gain of $417 on our interest rate swap in Canada, offset by a loss of $121 on our interest rate swap in the U.S.

Our income before income taxes was $7.6 million in the three month period ended September 30, 2009 compared to income before income taxes of $8.0 million in the three month period ended September 30, 2008.

Our provision for income tax expense was $1.7 million during the three month period ended September 30, 2009 compared to an income tax expense of $2.8 million during the three month period ended September 30, 2008.  The Company's effective tax rate was 22.3% for the three month period ended September 30, 2009 compared to 35.1% for the three month period ended September 30, 2008.  The effective tax rate for the current fiscal period is lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets.

Our Net Income increased $0.7 million to $5.9 million in the three month period ended September 30, 2009 compared to Net Income of $5.2 million in the three month period ended September 30, 2008.

We accrued $477 for cash dividends on our preferred stock during the three month period ended September 30, 2009 compared to $411 during the three month period ended September 30, 2008.  The dividends accrued at a rate of 10.25% for the three month period ended September 30, 2009 compared to a rate of 9.25% for the three month period ended September 30, 2008.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and will increase to 10.75% effective January 1, 2010.

Our net income applicable to common stockholders increased $0.6 million, or 13.3%, to $5.4 million during the three month period ended September 30, 2009 compared to $4.8 million during the three month period ended September 30, 2008.

During the three month period ended September 30, 2009, the Company operated about 4.5 equivalent vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  In addition, substantially all of our tax provision was incurred in Canada during the three month period ended September 30, 2009, because a valuation allowance was recorded in the U.S. since the three month period ended March 31, 2009.  All of our preferred stock dividends are accrued in the U.S.

Six month period ended September 30, 2009 compared to the six month period ended September 30, 2008:

 The six month period ended September 30, 2009 was highlighted by several significant changes as compared to the six month period ended September 30, 2008:

(1)
There was a significant reduction in demand from our customers in the six month period ended September 30, 2009 compared to the six month period ended September 30, 2008, due to the weakened economy.  Such factors reduced our vessel scheduling flexibility and decreased the overall operating efficiency of our fleet.  The decline in customer demand in the six month period ended September 30, 2009 reduced revenues from both our own vessels and outside charter revenues as compared to the six month period ended September 30, 2008; however, the percentage reduction of outside charter revenues was much greater and had a lesser impact on our margins.

(2)	We partially offset the reduction in demand with increased business in our grain and salt cargos.

(3)
Primarily as a result of the net reduced demand from our customers, our total Sailing Days decreased 135 days, or 6.6%, to 1,912 Sailing Days during the six month period ended September 30, 2009 from 2,047 Sailing Days during the six month period ended September 30, 2008.

(4)
Due to the repowering and other upgrading of the Saginaw during the six month period ended September 30, 2008, we operated this vessel an additional 72 Sailing Days during the six month period ended September 30, 2009.

(5)
Due to reduced demand from our customers, we operated the McKee Sons only 45 Sailing Days during the six month period ended September 30, 2009.  We operated the McKee Sons for all 183 Sailing Days during the six month period ended September 30, 2008.

(6)
Excluding the Saginaw and the McKee Sons, we operated our remaining ten vessels for 69 fewer Sailing Days in the six month period ended September 30, 2009 compared to the six month period ended September 30, 2008.

(7)
We benefited from additional new business and contractual rate increases from existing customers during the six month period ended September 30, 2009 compared to the six month period ended September 30, 2008.

(8)
All of our customer contracts have fuel surcharge provisions whereby the increases in our fuel costs are passed on to customers.  Such increases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to reduced fuel prices during the six month period ended September 30, 2009, fuel surcharge revenues declined sharply as compared to the six month period ended September 30, 2008.

(9)
The Canadian dollar weakened by approximately 9.4% versus the U.S. dollar, averaging approximately $0.883 USD per CAD during the six month period ended at September 30, 2009 compared to approximately $0.975 USD per CAD during the six month period ending September 30, 2008.  The Company’s balance sheet translation rate increased from $0.793 USD per CAD at March 31, 2009 to $0.934 USD per CAD at September 30, 2009.

Selected Financial Information

(USD in 000’s)	Six month period ended September 30, 2009	Six month period ended September 30, 2008	$ Change	% Change
Revenue:
Freight and related revenue	$52,281	$59,626	$(7,345)	(12.3)%
Fuel and other surcharges	8,776	22,579	(13,803)	(61.1)%
Outside voyage charter revenue	4,437	13,490	(9,053)	(67.1)%
Total	$65,494	$95,695	$(30,201)	(31.6)%

Expenses:
Outside voyage charter fees	$4,420	$12,308	$(7,888)	(64.1)%
Vessel operating expenses	$37,494	$55,911	$(18,417)	(32.9)%
Repairs and maintenance	$717	$888	$(171)	(19.3)%

Sailing Days:	1,912	2,047	(135)	(6.6)%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,344	$29,128	$(1,784)	(6.1)%
Fuel and other surcharges	$4,590	$11,030	$(6,440)	(58.4)%

Expenses per Sailing Day:
Vessel operating expenses	$19,610	$27,314	$(7,704)	(28.2)%
Repairs and maintenance	$375	$434	$(59)	(13.6)%

Management believes that each of our vessels should achieve approximately 183 Sailing Days in an average first two fiscal quarters, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay period.

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the six month period ended September 30, 2009 compared to the six month period ended September 30, 2008:

(USD in 000’s)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Six month period ended September 30, 2008	2,047	$59,626	$22,579	$13,490	$95,695	$55,911

Changes in the six month period ended September 30, 2009:

Decrease attributable to weaker Canadian dollar	-	$(3,157)	$(481)	$(426)	$(4,064)	$(2,221)

Net decrease attributable to reduced customer demand (excluding currency impact)	(135)	$(4,188)	$(13,322)	$-	$(17,510)	$(16,196)

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(8,627)	$(8,627)	$-

Sub-Total	(135)	$(7,345)	$(13,803)	$(9,053)	$(30,201)	$(18,417)
Six month period ended September 30, 2009	1,912	$52,281	$8,776	$4,437	$65,494	$37,494

Total revenue during the six month period ended September 30, 2009 was $65.5 million, a decrease of $30.2 million, or 31.6%, compared to $95.7 million during the six month period ended September 30, 2008.  This decrease was primarily attributable to reduced fuel surcharges, the weaker Canadian dollar, and reduced customer demand, which is further discussed below.

 Freight and related revenue generated from Company-operated vessels decreased $7.3 million, or 12.3%, to $52.3 million during the six month period ended September 30, 2009 compared to $59.6 million during the six month period ended September 30, 2008. Freight and related revenue per Sailing Day decreased $1,784, or 6.1%, to $27,344 per Sailing Day in the six month period ended September 30, 2009 compared to $29,128 in the six month period ended September 30, 2008.  This decrease was attributable to a weaker Canadian dollar and less efficient trade patterns, slightly offset by higher pricing and improved productivity.

 Fuel and other pass through surcharges decreased $13.8 million, or 61.1%, to $8.8 million during six month period ended September 30, 2009 compared to $22.6 million during the six month period ended September 30, 2008. Fuel and other surcharges revenue per Sailing Day decreased $6,440 to $4,590 per Sailing Day in the six month period ended September 30, 2009 compared to $11,030 in the six month period ended September 30, 2008.

Outside Voyage Charter revenues decreased $9.1 million, or 67.1%, to $4.4 million during the six month period ended September 30, 2009 compared to $13.5 million during the six month period ended September 30, 2008. The decrease in outside voyage charter revenue was attributable to a reduction in overall customer demand and a shift of certain shipments shipped by outside charterers in the six month period ended September 30, 2008, which were shipped by the Company’s own vessels during the six month period ended September 30, 2009.

Vessel Operating Expenses decreased $18.4 million, or 32.9%, to $37.5 million in the six month period ended September 30, 2009 compared to $55.9 million in the six month period ended September 30, 2008.  This decrease was primarily attributable to reduced fuel costs, reduced vessel operating days and a weaker Canadian dollar.  Vessel operating expenses per Sailing Day decreased $7,704, or 28.2%, to $19,610 in the six month period ended September 30, 2009 compared to $27,314 in the six month period ended September 30, 2008.

Repairs and maintenance expenses, which consists of expensed winter work, decreased $171 to $0.7 million during the six month period ended September 30, 2009 from $0.9 million during the six month period ended September 30, 2008.  Repairs and maintenance per Sailing Day decreased $59 to $375 per Sailing Day in the six month period ended September 30, 2009 from $434 during the six month period ended September 30, 2008.  This decrease was related to the timing of completing the 2009 winter lay-up work in the six month period ended September 30, 2009 as compared to the timing of completing the 2008 winter lay-up work in the six month period ended September 30, 2008.

Our general and administrative expenses decreased $0.9 million to $4.2 million during the six month period ended September 30, 2009 from $5.1 million in the six month period ended September 30, 2008. The decrease in general and administrative expenses was a result of cost reductions and the weaker Canadian dollar offset by a loan amendment fee of $441 during the six month period ending September 30, 2009.  Our general and administrative expenses represented 6.4% of revenues during the six month period ended September 30, 2009, an increase from 5.4% of revenues during the six month period ended September 30, 2008.  During the six month period ended September 30, 2009, $1.2 million of our general and administrative expenses was attributable to our parent company and $3.0 million was attributable to our operating companies, including the loan amendment fee.

Depreciation expense rose $1.0 million to $4.4 million during the six month period ended September 30, 2009 compared to $3.4 million during the six month period ended September 30, 2008.  The increase was primarily attributable to capital expenditures related to the repowering of the Saginaw and capital expenditures during the 2009 winter lay-up period.

Amortization of drydock costs increased $46 to $1.2 million during the six month period ended September 30, 2009 due to an increase in drydock expenses from the winter 2009 drydock of the Mississagi, offset by the translation of the weaker Canadian dollar.  During the six month period ended September 30, 2009, the Company amortized the deferred drydock costs of seven of its twelve vessels compared to six vessels during the six month period ended September 30, 2008.

 Amortization of intangibles decreased $33 to $0.8 million during the six month period ended September 30, 2009 primarily due to the translation of the weaker Canadian dollar during the six month period ended September 30, 2009.

As a result of the items described above, during the six month period ended September 30, 2009, the Company’s operating income decreased $3.8 million to $12.3 million compared to $16.1 million during the six month period ended September 30, 2008.

Interest expense decreased $0.6 million to $2.9 million during the six month period ended September 30, 2009 from $3.5 million during the six month period ended September 30, 2008. This decrease in interest expense was primarily a result of the translation of the weaker Canadian dollar and to a lesser extent, lower interest rates on the Company’s revolving credit facility balances and a slightly lower average debt balance during the six month period ended September 30, 2009.

We recorded a gain on interest rate swap contracts of $1.6 million during the six month period ended September 30, 2009 compared to a gain of $0.6 million incurred in the six month period ended September 30, 2008, due to recording the fair value of our two interest rate swap agreements.

Our income before income taxes was $10.9 million in the six month period ended September 30, 2009 compared to income before income taxes of $13.2 million in the six month period ended September 30, 2008.

Our provision for income tax expense was $2.7 million during the six month period ended September 30, 2009 compared to an income tax expense of $5.3 million during the six month period ended September 30, 2008.  The effective tax rate for the current fiscal period is lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets.  The effective tax rate for the prior fiscal period was higher than its statutory tax rate due to the change in management compensation from cash to stock which changed its characterization from deductible to non-deductible on the Company’s Canadian tax return which resulted in an additional $0.7 million of income tax expense.

Our Net Income increased $310, or 3.9%, to $8.2 million in the six month period ended September 30, 2009 compared to Net Income of $7.9 million in the six month period ended September 30, 2008.

We accrued $0.9 million for cash dividends on our preferred stock during the six month period ended September 30, 2009 compared to $0.8 million during the six month period ended September 30, 2008.  The dividends accrued at an average rate of 10.0% for the six month period ended September 30, 2009 and at a rate of 9.0% for the six month period ended September 30, 2008.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and will increase to 10.75% effective January 1, 2010.

Our net income applicable to common stockholders increased $164, or 2.3%, to $7.3 million during the six month period ended September 30, 2009 compared to $7.1 million during the six month period ended September 30, 2008.

During the six month period ended September 30, 2009, the Company operated four vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  Approximately 80% of our gain on interest rate swap contracts was realized in Canada based on the larger amount of indebtedness in Canada during the six month period ended September 30, 2009. In addition, substantially all of our tax provision was incurred in Canada during the six month period ended September 30, 2009, because a valuation allowance was recorded in the U.S. since the three month period ended March 31, 2009.  All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices

During the six month period ended September 30, 2009, there were major reductions in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were major changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to U.S. dollars by a reduction of approximately 9.4%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2009 and September 30, 2008.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity.  The Company has implemented a program to reduce fiscal 2010 cash expenses relative to actual fiscal 2009 expenses, maintained its continued focus on productivity gains and is closely monitoring customer credit and accounts receivable balances.

Net cash provided by operating activities for the six month period ended September 30, 2009 was $1.7 million, an increase of $5.8 million compared to net cash used of $4.1 million of net cash used during the six month period ended September 30, 2008.  This increase was primarily attributable to the timing of the payment of accounts payable and accrued liabilities offset by somewhat lower cash earnings compared to the six month period ended September 30, 2008.

Cash used in investing activities decreased by $3.3 million to $2.5 million during the six month period ended September 30, 2009 compared to $5.8 million during the six month period ended September 30, 2008.  This decrease was attributable to reduced payments of carryover capital expenditures in the 2009 winter lay-up period as compared to the 2008 winter lay-up period, offset by $250 of proceeds from the scrap sale of a vessel during the six month period ended September 30, 2008.

Cash flows provided from financing activities decreased $7.1 million to $6.0 million during the six month period ended September 30, 2009 compared to $13.1 million during the six month period ended September 30, 2008.  During the six month period ended September 30, 2009, the Company made net borrowings under its revolving credit facility of $8.3 million compared to net borrowings of $14.2 million during the six month period ended September 30, 2008, and made principal payments on its term debt of $2.2 million during the six month period ended September 30, 2009 compared to $1.1 million during the six month period ended September 30, 2008.

During the six month period ended September 30, 2009, long-term debt, including the current portion, increased $4.4 million to $62.7 million from $58.3 million at March 31, 2009, which reflected an increase of $6.6 million from a strengthening Canadian dollar from its low point during the six month period ended September 30, 2009, offset by the $2.2 million scheduled principal payment made during such period.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the six month period ended September 30, 2009.  The Amended and Restated Credit Agreement’s covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

On June 23, 2009, Lower Lakes Towing, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and the other Credit Parties thereto entered into a Second Amendment (the “Amendment”), to the Amended and Restated Credit Agreement with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amounts and duration of the seasonal overadvance facilities under the Canadian and U.S. Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2009 was $4.1 million compared to $3.2 million at March 31, 2009. During the three month period ended September 30, 2009, the effective rate of preferred dividends was 10.25%. The dividend rate increased to 10.25% effective July 1, 2009 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the later of the second anniversary of the conversion, or seven years from the initial issuance date of the preferred stock.

Investments in Capital Expenditures and Drydockings

 We invested $1.6 million in paid and accrued capital expenditures and incurred no drydock expenses during the six month period ended September 30, 2009 relating to carryover from the 2009 winter season. Our capital expenditures and drydock expenses paid and accrued for the 2009 winter season were approximately $6.3 million.

 Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At September 30, 2009, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $45.6 million of term borrowings in Canada and CDN $7.0 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, the sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.

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

Interest Rate Risk

We are exposed to changes in interest rates associated with revolving our indebtedness under our Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on U.S. borrowings.

We entered into two interest rate swap contracts for approximately 75% of our term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

Critical accounting policies

Rand’s significant accounting policies are presented in Note 1 to its consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this quarterly report on Form 10-Q. While all accounting policies affect the financial statements, certain policies may be viewed as critical.

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

Revenue Recognition

The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis based on origin-destination and cargo carried. In accordance with Accounting Standards Codification (“ASC”) 605-20-25, “Revenue Recognition-Services-Recognition” (formerly Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Progress” Method 5), voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties.  Fuel surcharges are recognized ratably over the duration of the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are less than 5% of total revenue.

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” on the consolidated statement of operations are recognized as incurred and thereby are recognized ratably over the voyage.

In addition, all revenues are presented on a gross basis in accordance with the guidance in ASC 605-45-05, “Revenue Recognition-Principal Agent Considerations” (formerly EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”).

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

Although customer contracts have a typical duration of only three to five years, the Company has experienced a consistent track record of serial renewals by its significant contract customers (and such customers comprise most of the Company’s business).  The Company’s customer relationships are fortified by the fact that there are a limited number of Great Lakes shipping companies as well as a declining number of vessels operating on the Great Lakes.  The Company has an additional advantage in that it operates half of the vessels on the Great Lakes which are classified as “river-class vessels” and capable of accessing docks and customers not accessible to larger vessels.  Accordingly, customers have a substantial interest in protecting their Great Lakes transportation relationships.  Based on the foregoing, the Company has determined that 15 years is the most appropriate “best estimate” amortization period for its customer relationships and contracts. The Company has estimated a 10 year useful life for its trademarks and trade names. In accordance with ASC 350-30-35 “Determining the Life of an Intangible Asset,” since the Company cannot reliably determine the pattern of economic benefit of the use of the customer relationships and trademarks and trade names, the Company has determined that the straight line amortization is appropriate.

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company determined that there was an adverse change in our markets that could affect the valuation of our assets during the three month period ended March 31, 2009.  Accordingly, as of March 31, 2009, the Company updated its estimates of undiscounted cash flows for each of its asset groups to test our long-term assets for recoverability. These estimates are subject to uncertainty.  We then compared those undiscounted cash-flows by asset group to the sum of the carrying value of each asset group and determined that there were no impairment indicators.  There were no events or changes in circumstances during the six month period ended September 30, 2009 that indicated that its carrying amount may not be recoverable.

 Impairment of Goodwill

As of March 31, 2009, the Company made its annual test of Goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units as of March 31, 2009.  There were no events or changes in circumstances during the six month period ended September 30, 2009 that indicated that its carrying amount may not be recoverable.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” (Formerly SFAS No. 109, “Accounting for Income Taxes”).  ASC 740 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

The Company adopted the provisions of ASC 740-10-25 “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”) effective April 1, 2007. ASC 740-10-25 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with ASC 740-10-25 did not have a material effect on the results of operations, financial condition or liquidity.

Stock-Based Compensation

The Company has adopted ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payment”), using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of ASC 718 for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant. The Company applies business judgment in factors determining the volatility to be used in the calculation.

Recently Issued Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). The objective of ASC 105 is to establish the FASB Accounting Standards Codification  as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

 Fair Value Measurements

In September 2006, the FASB issued, ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities, which took effect on January 1, 2008, are presented in Note 18 to the Company’s consolidated financial statements. On April 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for our non-financial assets and liabilities which include goodwill and intangible assets. The Company determined that the remaining provisions did not have a material effect on the Company’s consolidated financial position or results of operations when they became effective.

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

In April 2009, the FASB issued ASC 820-10, “Fair Value Measurement and Disclosures-Overall” (formerly FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65 in the first quarter of fiscal 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. ASU 2009-05 will have no impact on our financial condition, results of operations or cash flows.

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued ASC 810-10-65 “Consolidation-Overall-Transition and Open Effective Date Information” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC 810-10-65 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  ASC 810-10-65 applies to all fiscal years beginning on or after December 15, 2008. The Company has adopted this standard as of April 1, 2009; however, the Company does not have any partially owned subsidiaries to consolidate, and therefore the application of this standard has no impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008 FASB issued ASC 815 “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). ASC 815 provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815 as of April 1, 2009.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued ASC 350-30-50 “Intangibles—Goodwill and Other” (formerly FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-10 “Business Combinations” and other U.S. generally accepted accounting principles. ASC 350-30-50 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company adopted this standard for the fiscal year ending March 31, 2010. The adoption of ASC 350-30-50 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued ASC 805-20-25 “Business Combinations” (formerly FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). ASC 805-20-25 addresses application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 805-20-25 effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any future business combinations we engage in will be recorded and disclosed in accordance with this statement.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued ASC 320-10-65 “Investments-Debt and Equity Securities” (formerly FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The objective of ASC 320-10-65 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

 Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued ASC 825-10-65 “Financial Instruments” (formerly FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 820-10-65 requires disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted ASC 825-10-65 as of June 30, 2009, as required.

Subsequent Events

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 as of June 30, 2009. The disclosure requirements of ASC 855 applicable to the Company are presented in Note 22 to the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009 the FASB issued ASC 810-10-05 “Consolidation” (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810-10-05 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10-05 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation ASC 810-10-05. ASC 810-10-05 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing ASC 810-10-5 impact, if any, on its consolidated financial statements.

In December 2008, the FASB issued ASC 860-10-65, “Intangibles-Goodwill and Other” (formerly FSP FAS No. 140-4 and FIN 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”). ASC 860-10-65 require additional disclosure about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. ASC 860-10-65 is effective for financial statements issued for reporting periods ending after December 15, 2008. The Company adopted ASC 860-10-65 as of the quarter ending December 31, 2008. ASC 860-10-65 affects only disclosures and did not have a material impact on the Company’s consolidated financial statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 will be effective for the Company on April 1, 2010, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2009-13 will have on its financial position and results of operations.

Distinguishing Liabilities from Equity

The FASB issued ASU 2009-04 in August 2009, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity,” per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of "Redeemable Preferred Stocks."” This ASU will have no impact on financial condition, results of operations or cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

As of September 30, 2009, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the three month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

On September 23, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “Meeting”). In connection with the Meeting, the Company solicited proxies from its stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The matters voted upon by the stockholders and the votes cast with respect to such matters are as follows:

1.	To elect the following nominees as Class III directors to serve for a term of three years and until their successors have been duly elected and qualified.

Nominee	For	Withheld
Laurence S. Levy	9,413,204	482,969
H. Cabot Lodge III	9,413,204	482,969

2.	To ratify the appointment of Grant Thornton LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2009.

For	Against	Abstain
9,896,173	0	0

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

RAND LOGISTICS, INC.

Date: November 12, 2009	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: November 12, 2009	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.