Form 10-Q
period 2009-12-31
Rand Logistics, Inc.
filed 2010-02-09
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

13,320,516 shares of Common Stock, par value $.0001, were outstanding at February 8, 2010.

RAND LOGISTICS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31,	March 31,
	2009	2009
ASSETS
CURRENT
Cash and cash equivalents	$8,528	$1,953
Accounts receivable (Note 3)	13,496	1,166
Prepaid expenses and other current assets (Note 4)	3,220	3,008
Income taxes receivable	-	22
Deferred income taxes	392	418
Total current assets	25,636	6,567
PROPERTY AND EQUIPMENT, NET (Note 6)	93,287	86,233
LOAN TO EMPLOYEE	250	-
OTHER ASSETS	353	-
DEFERRED INCOME TAXES	8,505	12,140
DEFERRED DRYDOCK COSTS, NET (Note 7)	7,446	7,274
INTANGIBLE ASSETS, NET (Note 8)	14,017	13,497
GOODWILL (Note 8)	10,193	10,193
Total assets	$159,687	$135,904
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$4,879	$2,786
Accounts payable	4,780	4,131
Accrued liabilities (Note 10)	12,034	11,087
Interest rate swap contracts (Note 18)	2,360	3,899
Income taxes payable	62	–
Deferred income taxes	225	480
Current portion of long-term debt (Note 11)	4,619	4,094
Total current liabilities	28,959	26,477
LONG-TERM DEBT (Note 11)	57,740	54,240
OTHER LIABILITIES	232	232
DEFERRED INCOME TAXES	13,571	13,185
Total liabilities	100,502	94,134
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value,
Authorized 1,000,000 shares, Issued and outstanding 300,000
shares (Note 14)	14,900	14,900
Common stock, $.0001 par value
Authorized 50,000,000 shares, Issuable and outstanding
13,280,891 shares (Note 14)	1	1
Additional paid-in capital	63,277	61,675
Accumulated deficit	(19,052)	(29,228)
Accumulated other comprehensive income (loss)	59	(5,578)
Total stockholders’ equity	59,185	41,770
Total liabilities and stockholders’ equity	$159,687	$135,904

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
REVENUE
Freight and related revenue	$28,598	$24,237	$80,879	$83,863
Fuel and other surcharges	5,633	6,212	14,409	28,791
Outside voyage charter revenue	3,088	5,709	7,525	19,199
TOTAL REVENUE	37,319	36,158	102,813	131,853
EXPENSES
Outside voyage charter fees (Note 15)	3,089	5,310	7,509	17,618
Vessel operating expenses	23,216	24,025	60,710	79,936
Repairs and maintenance	68	73	785	961
General and administrative	2,569	2,326	6,762	7,457
Depreciation	2,411	1,683	6,792	5,086
Amortization of drydock costs	619	507	1,799	1,641
Amortization of intangibles	299	398	1,137	1,269
Loss (gain) on foreign exchange	6	22	14	(19)
	32,277	34,344	85,508	113,949
OPERATING INCOME	5,042	1,814	17,305	17,904
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,409	1,538	4,320	5,011
Interest income	-	(19)	(5)	(25)
(Gain) loss on interest rate swap contracts (Note 18)	(386)	3,437	(1,955)	2,865
	1,023	4,956	2,360	7,851
INCOME (LOSS) BEFORE INCOME TAXES	4,019	(3,142)	14,945	10,053
PROVISION FOR INCOME TAXES (Note 5)
Current	15	-	84	-
Deferred	600	2,853	3,275	8,176
	615	2,853	3,359	8,176
NET INCOME (LOSS)	3,404	(5,995)	11,586	1,877
PREFERRED STOCK DIVIDENDS	490	382	1,410	1,156
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,914	$(6,377)	$10,176	$721
Net income (loss) per share basic (Note 19)	$0.22	$(0.50)	$0.78	$0.06
Net income (loss) per share diluted	$0.22	$(0.50)	$0.75	$0.06
Weighted average shares basic	13,141,574	12,804,050	12,980,831	12,450,630
Weighted average shares diluted	15,560,929	12,804,050	15,400,186	12,450,630

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Income (Loss)	Equity
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$1,078	$(9,266)	$53,864
Net loss	--	--	--	--	--	(7,174)	--	(7,174)	(7,174)
Preferred dividends	--	--	--	--	--	(1,589)	--	--	(1,589)
Unrestricted shares issued under management bonus program (Note 20)	478,232	--	--	--	2,645	--	--	--	2,645
Warrant conversion, net of expenses (Note 14)	291,696	--	--	--	157	--	--	--	157
Warrant extinguishment	--	--	--	--	(9)	--	--	--	(9)
Stock awards granted (Note 14)	15,948	--	--	--	75	--	--	--	75
Stock options issued (Note 14)	--	--	--	--	457	--	--	--	457
Translation adjustment	--	--	--	--	--	--	(6,656)	(6,656)	(6,656)
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	--	--	--	--	--	2,285	--	2,285	2,285
Preferred dividends	--	--	--	--	--	(443)	--	--	(443)
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Translation adjustment	--	--	--	--	--	--	2,185	2,185	2,185
Balances, June 30, 2009	12,890,927	$1	300,000	$14,900	$61,806	$(27,386)	$(3,393)	$4,470	$45,928
Net income	--	--	--	--	--	5,897	--	5,897	5,897
Preferred dividends	--	--	--	--	--	(477)	--	--	(477)
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Stock issued under employees retirement plan (Note 14)	59,430	--	--	--	170	--	--	--	170
Translation adjustment	--	--	--	--	--	--	2,820	2,820	2,820
Balances, September 30, 2009	12,950,357	$1	300,000	$14,900	$62,107	$(21,966)	$(573)	$8,717	$54,469
Net income	--	--	--	--	--	3,404	--	3,404	3,404
Preferred dividends	--	--	--	--	--	(490)	--	--	(490)
Stock options issued (Note 14)	--	--	--	--	130	--	--	--	130
Restricted stock issued	39,660				126	--	--	--	126
Stock issued under employees retirement plan (Note 14)	100,313	--	--	--	311	--	--	--	311
Stock issued in lieu of cash compensation	158,325	--	--	--	500	--	--	--	500
Unrestricted stock issued	32,236	--	--	--	103	--	--	--	103
Translation adjustment	--	--	--	--	--	--	632	632	632
Balances, December 31, 2009	13,280,891	$1	300,000	$14,900	$63,277	$(19,052)	$59	4,036	59,185

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended	Nine months ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,586	$1,877
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization of drydock costs	8,591	6,727
Amortization of intangibles and deferred financing costs	1,433	1,579
Deferred income taxes	3,275	8,176
(Gain) loss on interest rate swap contracts	(1,955)	2,865
Equity compensation	1,602	647
Deferred drydock costs paid	(44)	(451)
Changes in operating assets and liabilities:
Accounts receivable	(12,330)	(10,725)
Prepaid expenses and other current assets	(212)	773
Accounts payable and accrued liabilities	22	(8,158)
Loan to employee	(250)	-
Other assets	(353)	-
Other liabilities	-	232
Income taxes payable	84	(153)
	11,449	3,389
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,275)	(6,726)
Sale proceeds of retired vessel	-	250
	(3,275)	(6,476)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	192
Warrant extinguishment	-	(9)
Long-term debt repayment	(3,374)	(2,192)
Proceeds from bank indebtedness	13,457	21,863
Repayments of bank indebtedness	(11,812)	(9,835)
	(1,729)	10,019
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	130	(1,109)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,575	5,823
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,953	5,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,528	$11,449
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,062	$4,576
Payment of income taxes	$--	$--
Unpaid purchases of property and equipment and drydock cost	$1,069	$1,336
Shares issued under management bonus program	$--	$2,645

The accompanying notes are an integral part of these consolidated financial statements.

Index
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

Accounts Receivable and Concentration of Credit Risk

The majority of the Company’s accounts receivable are amounts due from customers and other accounts receivable including insurance and Goods and Services Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due. The Company’s allowance for doubtful accounts was $218 as of December 31, 2009 and $146 as of March 31, 2009.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

Index
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

In addition, all revenues are presented on a gross basis.

Fuel and Lubricant Inventories

Raw materials, fuel, and operating supplies are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

Intangible Assets and Goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names, non-competition agreements and customer relationships and contracts. The intangibles are amortized as follows:

Trademarks and trade names Non-competition agreements Customer relationships and contracts	10 years straight-line 4 years straight-line 15 years straight-line

Index
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

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Unlike goodwill and indefinite-lived intangible assets, fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon occurrence of a triggering event that indicates the carrying value is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale, and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company annually reviews the carrying value of intangible assets not subject to amortization and goodwill, to determine whether impairment may exist. ASC 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2009, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary. There were no events or changes in circumstances during the nine month period ended December 31, 2009 that indicated that their carrying amounts may not be recoverable.

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

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Repairs and Maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs.  Significant repairs to the Company’s vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining life of the vessel repaired, or remaining lease term or the useful life of the asset, whether it is engine equipment, the vessel, or leasehold improvements to a vessel leased under a time charter agreement.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. ASC 740 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

Accounting for Uncertainty in Income taxes

The Company adopted the provisions of ASC 740-10-25 “Income Taxes-Overall-Recognition” effective April 1, 2007. ASC 740-10-25 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions did not have a material effect on the results of operations, financial condition or liquidity.

The adoption of ASC 740-10-25 did not result in a cumulative effect adjustment to accumulated deficit. Upon adoption of the standard on April 1, 2007, the Company had no unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods. The Company also had no unrecognized tax benefits as of December 31, 2009 and March 31, 2009.

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

Index
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

Advertising Costs

The Company expenses all advertising costs as incurred. These costs are included in general and administrative costs and were insignificant during the periods presented.

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

Stock-based Compensation

The Company has adopted ASC 718 “Compensation-Stock Compensation”, using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of ASC 718 for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 was recognized ratably over the remaining vesting period based on the fair value at date of grant.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The Company accounts for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet. Disclosure requirements of ASC 815 are disclosed in Note 18.

2.	RECENTLY ISSUED PRONOUNCEMENTS

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Generally Accepted Accounting Principles”. The objective of ASC 105 is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

Fair Value Measurements

In September 2006, the FASB issued guidance incorporated in ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities, which took effect on January 1, 2008, are presented in Note 18. On April 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for our non-financial assets and liabilities which include goodwill and intangible assets. The Company determined that the remaining provisions did not have a material effect on the Company’s consolidated financial position or results of operations when they became effective.

Index
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

In April 2009, the FASB amended ASC 820-10, “Fair Value Measurement and Disclosures-Overall”. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65 in the first quarter of fiscal 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted ASU 2009-05 as of October 1, 2009. ASU 2009-05 had no impact on our financial condition, results of operations or cash flows.

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued ASC 810-10-65 “Consolidation-Overall-Transition and Open Effective Date Information”. ASC 810-10-65 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  ASC 810-10-65 applies to all fiscal years beginning on or after December 15, 2008. The Company adopted this standard as of April 1, 2009; however, the Company does not have any partially owned subsidiaries to consolidate and therefore the application of this standard has no impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging”. ASC 815 provides enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815 as of April 1, 2009.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB updated guidance in ASC 350-30-50 “Intangibles—Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-10 “Business Combinations” and other U.S. generally accepted accounting principles. ASC 350-30-50 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company adopted this standard for the fiscal year ending March 31, 2010. The adoption of ASC 350-30-50 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB updated guidance in ASC 805-20-25 “Business Combinations”. ASC 805-20-25 addresses application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 805-20-25 effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any business combinations we engage in will be recorded and disclosed in accordance with this statement.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated guidance in ASC 320-10-65 “Investments-Debt and Equity Securities”. The objective of ASC 320-10-65 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued ASC 825-10-65 “Financial Instruments”. ASC 820-10-65 requires disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.   The Company adopted ASC 825-10-65 as of June 30, 2009, as required.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Subsequent Events

In May 2009, the FASB issued ASC 855 “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009 and the Company adopted ASC 855 as of June 30, 2009. The disclosure requirements of ASC 855 applicable to the Company are presented in Note 22.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10-05 “Consolidation”. ASC 810-10-05 contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10-05 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying ASC 810-10-05. ASC 810-10-05 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing the impacts, if any, on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update shall be effective as of the beginning first annual reporting period that begins after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact, if any, that the issuance of this update will have on its financial statements.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Distinguishing Liabilities from Equity

The FASB issued ASU 2009-04 in August 2009, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity,” per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks". This ASU has had no impact on the financial condition, results of operations or cash flows of the Company.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 will be effective for the Company on April 1, 2010, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2009-13 will have on its financial position and results of operations.

Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”).  ASU 2010-01 amends the ASC to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.  Early application is prohibited.  ASU 2010-01 will not have a material impact on the Company’s financial statements.

Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“ASU 2010-02”).  ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009 and will not have a material impact on the Company’s financial statements.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $218 as of December 31, 2009 and $146 as of March 31, 2009. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining in the shipping season and the demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31,	March 31,
	2009	2009
Prepaid insurance	$121	$861
Fuel and lubricants	2,459	1,481
Deposits and other prepaids	640	666
	$3,220	$3,008

5.	INCOME TAXES

The Company's effective tax rate was 22.5% for the nine months ended December 31, 2009 compared to 81.3% for the nine months ended December 31, 2008. The effective tax rate for the current fiscal period is lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets.  The effective tax rate for the prior fiscal period was higher than its statutory tax rate based on a near breakeven full year forecast which, when combined with permanent book to tax differences, resulted in a high tax rate which was then applied to our seasonally high year-to-date income. In addition, there was a provision of $677 associated with a change in certain management compensation from cash to stock which changed characterization of such compensation from deductible to non-deductible on the Company’s Canadian tax return.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31,	March 31,
	2009	2009

Cost
Vessels	$111,187	$96,240
Leasehold improvements	2,139	2,110
Furniture and equipment	260	209
Vehicles	22	18
Computer, communication equipment and purchased software	2,320	1,978
	$115,928	$100,555
Accumulated depreciation
Vessels	$21,336	$13,537
Leasehold improvements	568	425
Furniture and equipment	83	49
Vehicles	6	3
Computer, communication equipment and purchased software	648	308
	22,641	14,322
	$93,287	$86,233

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31,	March 31,
	2009	2009

Drydock expenditures	$13,423	$10,935
Accumulated amortization	5,977	3,661
	$7,446	$7,274

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2008	$9,082
Drydock expenditures paid and accrued	1,400
Amortization of drydock costs	(2,141)
Foreign currency translation adjustment	(1,067)
Balance as of March 31, 2009	$7,274
Amortization of drydock costs	(578)
Foreign currency translation adjustment	437
Balance as of June 30, 2009	$7,133
Amortization of drydock costs	(602)
Foreign currency translation adjustment	438
Balance as of September 30, 2009	$6,969
Drydock expenditures paid and accrued	1,000
Amortization of drydock costs	(619)
Foreign currency translation adjustment	96
Balance as of December 31, 2009	$7,446

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2009	March 31, 2009
Intangible assets
Deferred financing costs	$2,103	$1,886
Trademarks and trade names	986	868
Non-competition agreements	-	1,989
Customer relationships and contracts	15,662	13,585
Total identifiable intangibles	$18,751	$18,328
Accumulated amortization
Deferred financing costs	$781	$426
Trademarks and trade names	377	267
Non-competition agreements	-	1,700
Customer relationships and contracts	3,576	2,438
Total accumulated amortization	4,734	4,831
Total intangible assets	$14,017	$13,497
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Period ending December 31, 2010	$1,550
Period ending December 31, 2011	1,550
Period ending December 31, 2012	1,550
Period ending December 31, 2013	1,244
Period ending December 31, 2014	1,142
$7,036

9.	BANK INDEBTEDNESS

As discussed in detail in Note 11, the Company amended and restated its Credit Agreement with its senior lender on February 13, 2008.  At December 31, 2009 and March 31, 2009, the Company had authorized operating lines of credit under its amended and restated credit agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing CDN $2,500 at December 31, 2009 (CDN $2,359 at March 31, 2009) and US $2,500 at December 31, 2009 (US $916 at March 31, 2009), and maintained letters of credit of CDN $1,396.  The line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian dollar borrowings, and the U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings. The amended and restated credit agreement is secured under the same terms and has the same financial covenants described in Note 11.  The effective interest rates on the operating lines of credit at December 31, 2009 and March 31, 2009 were 4.15% and 4.41%, respectively, on the Canadian line of credit and 3.98% and 5.06%, respectively, on the U.S. line of credit.  Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of December 31, 2009 the Company had additional credit availability of $4,496 based on eligible receivables.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31,	March 31,
	2009	2009
Payroll compensation and benefits	$2,584	$1,879
Preferred stock dividends	4,590	3,180
Professional fees	455	749
Interest	397	401
Winter work and capital expenditures	1,289	2,731
Capital and franchise taxes	238	307
Other	2,481	1,840
	$12,034	$11,087

11.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes Towing, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement which (i) amended and restated the Credit Agreement to which the borrowers are a party, dated as of March 3, 2006, in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $8,000 (US $10,000 for calendar year 2008 only), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing borrowed CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River borrowed US $22,000 (v) a Canadian dollar denominated “Engine” term loan facility under which Lower Lakes Towing borrowed CDN $8,000.

Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013.  The outstanding principal amount of the Canadian term loan borrowings are repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility’s maturity on April 1, 2013.  The outstanding principal amount of the US term loan borrowings are repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2013 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility’s maturity on April 1, 2013.  The outstanding principal amount of the Canadian “Engine” term loan borrowings are repayable as follows: (i) quarterly payments of CDN $133 commencing quarterly September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility’s maturity on April 1, 2013.

Index
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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated. The Company was in compliance with such covenants as of December 31, 2009.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

On June 24, 2008, the Company entered into a First Amendment to the Amended and Restated Credit Agreement with the lenders signatory thereto and General Electric Capital Corporation, as Agent.  Under this Amendment, the borrowers amended the definition of “Fixed Charge Coverage Ratio,” modified the formula for the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein).

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

The effective interest rates on the term loans at December 31, 2009, including the effect from interest rate swap contracts, were 7.08% (7.84% at March 31, 2009) on the Canadian term loan, 5.43% (9.09% at March 31, 2009) on the Canadian engine loan and 7.40% (7.40% at March 31, 2009) on the US term loan. The actual interest rate charged without the effect of interest rate swap contracts were 4.18% (4.59% at March 31, 2009) on the Canadian term loan, 5.43% (5.84% at March 31, 2009) on the Canadian engine loan and 4.01% (5.01% at March 31, 2009) on the US term loan.

		December 31, 2009	March 31, 2009

a)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$35,709	$31,408

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	6,850	6,026

c)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five-year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	19,800	20,900
		$62,359	$58,334
	Less amounts due within 12 months	4,619	4,094
		$57,740	$54,240

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

Principal payments are due as follows:

Period ending December 31, 2010	$4,619
Period ending December 31, 2011	4,619
Period ending December 31, 2012	4,619
Period ending December 31, 2013	48,502
$62,359

12.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease.  Leases which do not qualify as capital leases are classified as operating leases.  Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Operating leases	$57	$57	$174	$178
Operating subleases	36	36	108	108
	$93	$93	$282	$286

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $232 for each of the three month periods ended December 31, 2009 and 2008, $696 for the nine months period ended December 31, 2009 and $695 for nine months period ended December 31, 2008. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

Period ending December 31, 2010	$696
Period ending December 31, 2011	696
Period ending December 31, 2012	696
Period ending December 31, 2013	696
Period ending December 31, 2014	696
Thereafter	2783
$6,263

The Company’s future minimum rental commitments under other operating leases are as follows.

Period ending December 31, 2010	$237
Period ending December 31, 2011	173
Period ending December 31, 2012	116
Period ending December 31, 2013	93
Period ending December 31, 2014	65
Thereafter	280
$964

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $719 as of December 31, 2009 and $604 as of March 31, 2009 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The Company has determined that there is no carrying amount of the liability for the guarantor’s obligations under the guarantees.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY

At December 31, 2005, 10,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s unit purchase option.  Each redeemable warrant allowed its holder to purchase one fully paid and non-assessable share of the Company’s common stock at the price of $5.00 per share.  The redeemable warrants expired on October 26, 2008. The underwriter’s options and redeemable warrants issued in conjunction with the Company’s initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The underwriter’s options and redeemable warrants meet the scope exception as the contracts involved the Company’s own equity and accordingly were not accounted for as derivatives for purposes of ASC 815, but instead were accounted for as equity.

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

Exercise price of $4.50 was net of $0.50 stock warrant inducement discount per stock warrant from May 4, 2007 until July 13, 2007 and $5.00 at all other periods.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

EarlyBirdCapital, who acted as the representative to the underwriters in connection with the Company’s initial public offering, held an underwriter’s option to purchase up to 300,000 units at a purchase price of $9.90 per unit.  Each unit consisted of one share of common stock and two warrants. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $6.25.  If the option was exercised in full, the Company would have received gross proceeds of $2,970 and issued an additional 300,000 units consisting of 300,000 shares of the Company’s common stock and 600,000 warrants. If all of these warrants were exercised, the Company would have issued an additional 600,000 shares of common stock and received additional gross proceeds of $3,750.  The Company estimated that the fair value of this option at the date of grant was approximately $558 ($1.86 per Unit) using a Black-Scholes option-pricing model. The fair value of the option has been estimated as of the date of grant using the following assumptions: (1) expected volatility of 47.79%, (2) risk-free interest rate of 3.34% and (3) expected life of 5 years.  The option was exercisable by the holder for cash or on a “cashless” basis, at the holder’s option, such that the holder may have used the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

EarlyBirdCapital’s option was purchased for a de minimus amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes Towing Ltd. The underwriter’s option expired on October 12, 2009.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2009 was $4,590 and at March 31, 2009 was $3,180. As of December 31, 2009, the effective rate of preferred dividends was 10.25% (9.75% as of March 31, 2009). The rate will increase to 10.75% effective January 1, 2010 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Amended and Restated Credit Agreement.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

On January 17, 2007, the Company awarded 215,000 shares of its common stock to two key executives. The shares of common stock awarded (the “Restricted Shares”) were not registered under the Securities Act of 1933 and constitute “restricted securities” within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements (the “Award Agreements”), dated January 17, 2007.  The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company recorded expense of $361 in both 2008 and 2009 related to such awards. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares vested on March 31, 2008; and 25% of the Restricted Shares vested on March 31, 2009. However, in order to facilitate the Company’s federal and state tax withholding obligations in respect of the Restricted Stock awards, some of the Restricted Shares which vested on the date of the award were withheld by the Company, which paid the withholding taxes, resulting in 120,400 shares actually issued. On October 13, 2009, the Company awarded 39,660 shares to a key executive in connection with an Employment Agreement. These shares vest over 4.5 years.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2009, a total of 1,136,071 shares were available under the LTIP for future awards.

For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded in general and administrative expenses. Generally this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant.

The general characteristics of issued types of share-based awards granted under the LTIP through December 31, 2009 are as follows:

Stock Awards-All of the vested shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 32,236 shares during the nine months period ended December 31, 2009 for services from January 1, 2009 through December 31, 2009.

On July 31, 2008, Rand’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program as discussed in detail in Note 20. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

Stock Options — Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2009, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 3.76% for the fiscal 2008 (February 2008) grants and 4.14% for the fiscal 2009 (July 2008) grants.  The expected term represents the period of time the grants are expected to be outstanding (generally six years) and has been computed using the “simplified method”. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based awards.  Expected volatility for grants is based on implied volatility of the Company’s closing stock price in the period of time from the registration and listing of the stock until the time of each grant since that period is currently shorter than the expected life of the options.  Expected volatility was 36.99% for the 2008 grants and 39.49% for the 2009 grants. Options outstanding (479,785) at December 31, 2009, had a remaining weighted average contractual life of approximately eight years and three months. The Company has recorded compensation expenses of $130 for three months ended December 31, 2009 ($131 for the three months ended December 31, 2008). One third of the stock options granted in February 2008 (243,199) and one third of the stock options granted in July 2008 (236,586), have vested as of December 31, 2009.

Shares issued under Employees’ Retirement Savings Plans- As of December 31, 2009, the Company had issued under the LTIP, an aggregate of 159,743 shares to the individual retirement plans of all eligible Canadian employees for the period of June 1, 2009 through December 31, 2009.  The Canadian employees’ plans are managed by an independent brokerage. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $311 of equity for the quarter ended December 31, 2009  and $481 for nine month period ended December 31, 2009 ($ Nil for 2008) of such accrued compensation expense.

Shares issued in lieu of cash compensation- The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s board of directors requested that three of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors. The shares were issued under LTIP and vest immediately. Commencing the third quarter, compensation reverted back to cash.

15.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Bank indebtedness	$104	$215	$383	$658
Amortization of deferred financing costs	101	97	296	310
Long-term debt – senior	683	1,046	2,092	3,580
Interest rate swap	521	180	1,549	463
	$1,409	$1,538	$4,320	$5,011

17.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280, “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Revenue by country
Canada	$24,681	$23,544	$67,035	$86,077
United States	12,638	12,614	35,778	45,776
	$37,319	$36,158	$102,813	$131,853

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2009	March 31, 2009
Property and equipment by country
Canada	$66,594	$56,962
United States	26,693	29,271
	$93,287	$86,233

Intangible assets by country
Canada	$10,957	$10,047
United States	3,060	3,450
	$14,017	$13,497

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$113,552	$92,052
United States	46,135	43,852
	$159,687	$135,904

Index
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

Fair value guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$2,360	$-	$2,360

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy.

The Company has recorded a liability of $2,360 as of December 31, 2009 ($3,899 as of March 31, 2009) for two interest rate swap contracts on the Company’s term debt. For the three months ended December 31, 2009, the fair value adjustment of the interest rate swap contracts has resulted in a gain of $386 (loss of $3,437 for three month period ended December 31, 2008). For the nine month period ended December 31, 2009, the fair value adjustment of the interest rate swap contracts has resulted in a gain of $1,955 (loss of $2,865 for nine month period ended December 31, 2008).  These gains and losses are included in the earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

Index
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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2009	Fair Value as at March 31, 2009
Interest rate swap contracts liability	Current liability	$ 2,360	$ 3,899

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (gain) loss -Recognized in earnings	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Interest rate swap contracts liability	Other (income) and expenses	$ (386)	$ 3,437	$ (1,955)	$ 2,865

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

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	EARNINGS PER SHARE

The Company has a total of 13,280,891 common shares issued and outstanding out of an authorized total of 50,000,000 common shares.  The fully diluted totals of 15,560,929 shares for the quarter ended December 31, 2009 and 15,223,405 shares for the quarter ended December 31, 2008 are based on the calculations set forth below. Since the calculations for the quarter and nine months period ended December 31, 2008 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 12,804,050 and 12,450,630 respectively. There were no warrants outstanding as of December 31, 2009 and December 31, 2008. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option were identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option had an exercise price of $6.25 per share.  The option was exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company on March 3, 2006 and expired on October 12, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis for December 31, 2008 as the exercise price of $9.90 exceeded the estimated market value.

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008
Numerator:
Net income (loss) before preferred stock dividend	$3,404	$(5,995)	$11,586	$1,877
Preferred stock dividends	(490)	(382)	(1,410)	(1,156)
Net income (loss) available to common stockholders	$2,914	$(6,377)	$10,176	$721

Denominator:
Weighted average common shares for basic EPS	13,141,574	12,804,050	12,980,831	12,450,630
Effect of dilutive securities:
Total outstanding warrants	-	-	-	-
Average exercise price	-	-	-	-
Average price during period	3.16	4.53	3.24	5.36
Shares that could be acquired with the proceeds of warrants	-	-	-	-
Dilutive shares due to warrants	-	-	-	-
Long-term incentive stock option plan	479,785	479,785	479,785	383,430
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	--	--	--	--
Dilutive shares due to options	--	--	--	--
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	15,560,929	12,804,050	15,400,186	12,450,630
Basic EPS	$0.22	$(0.50)	$0.78	$0.06
Diluted EPS	$0.22	$(0.50)	$0.75	$0.06

Index
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

On July 31, 2008, Rand’s board of directors authorized management to make payments effective as of that date to the participants of the Program. Pursuant to the terms of the Program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $467 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes.  The Company has remaining liabilities of $58 for the Program.

21.	VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs).

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. pursuant to which Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (the “Vessels”).

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

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	VARIABLE INTEREST ENTITIES (continued)

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for Rand, the Company is not deemed the “Primary Beneficiary” of Voyageur because Voyageur manages its own vessel costs and absorbs the majority of expected losses or receives the majority of expected residual returns. The Company has guaranteed Voyageur’s indebtedness to enable the undisrupted use in providing transportation and storage services for Rand’s customers. However, the orderly liquidation value of the vessel exceeds the Voyageur’ indebtedness, such that the Company’s exposure is limited. The maximum exposure of the Company in the event of a Voyageur default is CDN $1,250, representing the guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option, the value of which is also less than the orderly liquidation value. Therefore, the Company is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with the Company.  The Company continues to evaluate new investments for the application of consolidation and regularly reviews all existing entities in connection with any reconsideration events  that may result in an entity becoming a VIE or the Company becoming the primary beneficiary of an existing VIE. There is no change in a previous conclusion about whether a VIE should be consolidated. The Company has not provided support to the VIE when it was not contractually obliged to do so.

22.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through February 8, 2010 and no event has occurred from the balance sheet date through that date that would impact the consolidated financial statements.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2009.

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

Index

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

Results of Operations

Three month period ended December 31, 2009 compared to the three month period ended December 31, 2008:

The three month period ended December 31, 2009 was highlighted by several significant changes as compared to the three month period ended December 31, 2008:

(1)
There was a leveling of the drop-off in demand in our markets during the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008, when a weakening economy reduced our vessel scheduling flexibility and decreased the overall operating efficiency of our fleet.  Despite our overall level customer demand in the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008, we experienced an increase in demand from our contract business customer base, including shipments that had been pushed back into the three month period ended December 31, 2009 and from customers restocking their raw material inventories.  Our outside charter business decreased in the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008 as a result of one-time spot market business carried in the three month period ended December 31, 2008.  We also benefited from favorable weather conditions, improved vessel scheduling flexibility and a stronger Canadian dollar, which all contributed to increased vessel operating margins compared to the three month period ended December 31, 2008.

(2)	We increased tonnage shipped by our own vessels by approximately 10% with increased shipments of grain and ore cargos.

(3)
Primarily as a result of an increase in business with our contract customers, our total Sailing Days, which we define as days a vessel is crewed and available for sailing, increased 46 days, or 4.5%, to 1,065 Sailing Days during the three month period ended December 31, 2009 from 1,019 Sailing Days during the three month period ended December 31, 2008.

(4)
During the three month period ended December 31, 2009, we sailed each of our Canadian and U.S. vessels throughout the quarter until the winter layup, which commenced for four of our vessels in late December.

(5)
We benefited from additional new business and contractual rate increases from existing customers during the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to reduced fuel prices during the three month period ended December 31, 2009, fuel surcharge revenues declined almost 10% as compared to the three month period ended December 31, 2008.

(7)
The Canadian dollar strengthened by approximately 15% versus the U.S. dollar, averaging approximately $0.947 USD per CAD during the three month period ended at December 31, 2009 compared to approximately $0.825 USD per CAD during the three month period ended December 31, 2008.  The Company’s balance sheet translation rate increased from $0.793 USD per CAD at March 31, 2009, to $0.951 USD per CAD at December 31, 2009.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Three month period ended December 31, 2009	Three month period ended December 31, 2008	$ Change	% Change
Revenue:
Freight and related revenue	$28,598	$24,237	$4,361	18.0%
Fuel and other surcharges	5,633	6,212	(579)	(9.3)%
Outside voyage charter revenue	3,088	5,709	(2,621)	(45.9)%
Total	$37,319	$36,158	$1,161	3.2%

Expenses:
Outside voyage charter fees	$3,089	$5,310	$(2,221)	(41.8)%
Vessel operating expenses	$23,216	$24,025	$(809)	(3.4)%
Repairs and maintenance	$68	$73	$(5)	(6.8)%

Sailing Days:	1,065	1,019	46	4.5%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$26,853	$23,785	$3,068	12.9%
Fuel and other surcharges	$5,289	$6,096	$(807)	(13.2)%

Expenses per Sailing Day:
Vessel operating expenses	$21,799	$23,577	$(1,778)	(7.5)%
Repairs and maintenance	$64	$72	$(8)	(11.1)%

Management believes that each of our vessels should achieve approximately 87 Sailing Days in an average third fiscal quarter, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay-up period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Three month period ended December 31, 2008	1,019	$24,237	$6,212	$5,709	$36,158	$24,025

Changes in the three month period ended December 31, 2009:

Increase attributable to stronger Canadian dollar	-	$2,033	$253	$319	$2,605	$1,579

Net increase attributable to increased customer demand (excluding currency impact)	46	$2,328	$(832)	$-	$1,496	$(2,388)

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(2,940)	$(2,940)	$-

Sub-Total	46	$4,361	$(579)	$(2,621)	$1,161	$(809)
Three month period ended December 31, 2009	1,065	$28,598	$5,633	$3,088	$37,319	$23,216

Total revenue during the three month period ended December 31, 2009 was $37.3 million, an increase of $1.1 million, or 3.2%, compared to $36.2 million during the three month period ended December 31, 2008.  This increase was primarily attributable to a stronger Canadian dollar, partially offset by reduced fuel surcharges.

 Freight and related revenue generated from Company-operated vessels increased $4.4 million, or 18.0%, to $ 28.6 million during the three month period ended December 31, 2009 compared to $24.2 million during the three month period ended December 31, 2008. Freight and related revenue per Sailing Day increased $3,068, or 12.9%, to $26,853 per Sailing Day in the three month period ended December 31, 2009 compared to $23,785 in the three month period ended December 31, 2008.  This increase was attributable to a stronger Canadian dollar and more efficient trade patterns in December 2009 compared to December 2008.

 Fuel and other pass through surcharges decreased $0.6 million, or 9.3%, to $5.6 million during three month period ended December 31, 2009 compared to $6.2 million during the three month period ended December 31, 2008. Fuel and other surcharges revenue per Sailing Day decreased $807 to $5,289 per Sailing Day in the three month period ended December 31, 2009 compared to $6,096 in the three month period ended December 31, 2008.

Outside voyage charter revenues decreased $2.6 million, or 45.9%, to $3.1 million during the three month period ended December 31, 2009 compared to $5.7 million during the three month period ended December 31, 2008.  The decrease in outside voyage charter revenue was attributable to one-time spot market business shipped by outside charterers in the three month period ended December 31, 2008.

Vessel operating expenses decreased $0.8 million, or 3.4%, to $23.2 million in the three month period ended December 31, 2009 compared to $24.0 million in the three month period ended December 31, 2008.  This decrease was primarily attributable to reduced fuel and other vessel costs, as well as improved trade patterns in December 2009, partially offset by a stronger Canadian dollar.  Vessel operating expenses per Sailing Day decreased $1,778, or 7.5%, to $21,799 in the three month period ended December 31, 2009 compared to $23,577 in the three month period ended December 31, 2008.

Index

Our general and administrative expenses increased $243 to $2.6 million during the three month period ended December 31, 2009 from $2.3 million in the three month period ended December 31, 2008. The increase in general and administrative expenses was a result of a stronger Canadian dollar and a $50 increase in the provision for doubtful accounts during the three month period ending December 31, 2009.  Our general and administrative expense represented 6.9% of revenues during the three month period ended December 31, 2009, an increase from 6.4% of revenues during the three month period ended December 31, 2008.  During the three month period ended December 31, 2009, $0.7 million of our general and administrative expenses was attributable to our parent company and $1.9 million was attributable to our operating companies.

Depreciation expense increased $0.7 to $2.4 million during the three month period ended December 31, 2009 compared to $1.7 million during the three month period ended December 31, 2008.  The increase was primarily attributable to capital expenditures during the fiscal 2009 winter lay-up period and a stronger Canadian dollar.

Amortization of drydock costs increased $112 to $0.6 million during the three month period ended December 31, 2009 due to an increase in drydock amortization arising from the drydock of the Mississagi during the fiscal 2009 winter lay-up period, as well as the stronger Canadian dollar.  During the three month period ended December 31, 2009, the Company amortized the deferred drydock costs of seven of its twelve vessels compared to six vessels during the three month period ended December 31, 2008.

 Amortization of intangibles decreased $99 to $299 during the three month period ended December 31, 2009 from $398 during the three month period ended December 31, 2008 primarily due to the expiration and completion of amortizing of certain acquired non-competition agreements during the three month period ending December 31, 2009.

As a result of the items described above, during the three month period ended December 31, 2009, the Company’s operating income increased $3.2 million to $5.0 million compared to $1.8 million during the three month period ended December 31, 2008.

Interest expense decreased $129 to $1.4 million during the three month period ended December 31, 2009 from $1.5 million during the three month period ended December 31, 2008. This decrease in interest expense was primarily a result of slightly lower average debt balances during the three month period ended December 31, 2009.

We recorded a net gain on interest rate swap contracts of $386 during the three month period ended December 31, 2009 compared to a loss of $3.4 million incurred in the three month period ended December 31, 2008 due to recording the fair value of our two interest rate swap agreements.  We recorded a gain of $265 on our interest rate swap in Canada, and a gain of $121 on our interest rate swap in the U.S.

Our income before income taxes was $4.0 million in the three month period ended December 31, 2009 compared to loss before income taxes of $3.1 million in the three month period ended December 31, 2008.

Our provision for income tax expense was $0.6 million during the three month period ended December 31, 2009 compared to an income tax expense of $2.9 million during the three month period ended December 31, 2008.  The Company's effective tax rate was 15.3% for the three month period ended December 31, 2009.  Our effective tax rate for the three month period ended December 31, 2008 was substantially higher than the statutory tax rate based on a near breakeven full year forecast which, when combined with permanent book to tax differences, resulted in an unusually high effective tax rate which was then applied to our seasonally high year-to-date income.  In addition, there was a provision of $0.7 million in the three month period ended September 30, 2008 associated with a change in certain management compensation from cash to stock, which changed the characterization of such compensation from deductible to non-deductible on our Canadian tax returns.

Our net income increased $9.4 million to $3.4 million in the three month period ended December 31, 2009 compared to a net loss of $6.0 million in the three month period ended December 31, 2008.

We accrued $490 for cash dividends on our preferred stock during the three month period ended December 31, 2009 compared to $382 during the three month period ended December 31, 2008.  The dividends accrued at a rate of 10.25% for the three month period ended December 31, 2009 compared to a rate of 9.25% for the three month period ended December 31, 2008.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and increased to 10.75% effective January 1, 2010.

Index

Our net income applicable to common stockholders increased $9.3 million to $2.9 million during the three month period ended December 31, 2009 compared to a net loss applicable to common shareholders of $6.4 million during the three month period ended December 31, 2008.

During the three month period ended December 31, 2009, the Company operated five vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  In addition, substantially all of our tax provision was incurred in Canada during the three month period ended December 31, 2009, because a valuation allowance was recorded in the U.S. during the three month period ended March 31, 2009.  All of our preferred stock dividends are accrued in the U.S.

Nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008:

 The nine month period ended December 31, 2009 was highlighted by several significant changes as compared to the nine month period ended December 31, 2008:

(1)
There was a reduction in demand from our customers in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008, due to the weakened economy and the resultant delayed openings of our customers’ facilities for the 2009 sailing season.  Such factors reduced our vessel scheduling flexibility and decreased the overall operating efficiency of our fleet during the first six months of the nine month period ending December 31, 2009.  The decline in customer demand in the nine month period ended December 31, 2009 reduced revenues from both our own vessels and outside charter revenues as compared to the nine month period ended December 31, 2008; however, the percentage reduction of outside charter revenues was much greater and had a lesser impact on our margins.

(2)	We partially offset the reduction in demand with increased business in our grain and salt cargos.

(3)
Primarily as a result of the net reduced demand from our customers, our total Sailing Days decreased 89 days, or 2.9%, to 2,977 Sailing Days during the nine month period ended December 31, 2009 from 3,066 Sailing Days during the nine month period ended December 31, 2008.

(4)
Due to the repowering and other upgrading of the Saginaw during the nine month period ended December 31, 2008, we operated this vessel an additional 72 Sailing Days during the nine month period ended December 31, 2009.

(5)
Due to reduced demand from our customers, we operated the McKee Sons only 137 Sailing Days during the nine month period ended December 31, 2009.  We operated the McKee Sons for all possible 275 Sailing Days during the nine month period ended December 31, 2008.

(6)
Excluding the Saginaw and the McKee Sons, we operated our remaining ten Canadian and U.S. vessels for 23 fewer Sailing Days in the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008.

(7)
We benefited from additional new business and contractual rate increases from existing customers during the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008.

(8)
All of our customer contracts have fuel surcharge provisions whereby the increases or decreases in our fuel costs are passed on to customers.  Such increases or decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to reduced fuel prices during the nine month period ended December 31, 2009, fuel surcharge revenues declined sharply as compared to the nine month period ended December 31, 2008.

(9)
The Canadian dollar weakened by approximately 1.7% versus the U.S. dollar, averaging approximately $0.903 USD per CAD during the nine month period ended at December 31, 2009 compared to approximately $0.919 USD per CAD during the nine month period ending December 31, 2008.  The Company’s balance sheet translation rate increased from $0.793 USD per CAD at March 31, 2009 to $0.951 USD per CAD at December 31, 2009.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Nine month period ended December 31, 2009	Nine month period ended December 31, 2008	$ Change	% Change
Revenue:
Freight and related revenue	$80,879	$83,863	$(2,984)	(3.6)%
Fuel and other surcharges	14,409	28,791	(14,382)	(50.0)%
Outside voyage charter revenue	7,525	19,199	(11,674)	(60.8)%
Total	$102,813	$131,853	$(29,040)	(22.0)%

Expenses:
Outside voyage charter fees	$7,509	$17,618	$(10,109)	(57.4)%
Vessel operating expenses	$60,710	$79,936	$(19,226)	(24.1)%
Repairs and maintenance	$785	$961	$(176)	(18.3)%

Sailing Days:	2,977	3,066	(89)	(2.9)%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,168	$27,353	$(185)	(0.7)%
Fuel and other surcharges	$4,840	9,390	$(4,550)	(48.5)%

Expenses per Sailing Day:
Vessel operating expenses	$20,393	$26,072	$(5,679)	(21.8)%
Repairs and maintenance	$264	$313	$(49)	(15.6)%

Management believes that each of our vessels should achieve approximately 270 Sailing Days in an average first three fiscal quarters, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the nine month period ended December 31, 2009 compared to the nine month period ended December 31, 2008:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Nine month period ended December 31, 2008	3,066	$83,863	$28,791	$19,199	$131,853	$79,936

Changes in the nine month period ended December 31, 2009:

Decrease attributable to weaker Canadian dollar	-	$(1,124)	$(228)	$(107)	$(1,459)	$(642)

Net decrease attributable to reduced customer demand (excluding currency impact)	(89)	$(1,860)	$(14,154)	$-	$(16,014)	$(18,584)

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(11,567)	$(11,567)	$-

Sub-Total	(89)	$(2,984)	$(14,382)	$(11,674)	$(29,040)	$(19,226)
Nine month period ended December 31, 2009	2,977	$80,879	$14,409	$7,525	$102,813	$60,710

Total revenue during the nine month period ended December 31, 2009 was $102.8 million, a decrease of $29.1 million, or 22.0%, compared to $131.9 million during the nine month period ended December 31, 2008.  This decrease was primarily attributable to reduced fuel surcharges, and reduced customer demand, which is further discussed below.

 Freight and related revenue generated from Company-operated vessels decreased $3.0 million, or 3.6%, to $80.9 million during the nine month period ended December 31, 2009 compared to $83.9 million during the nine month period ended December 31, 2008. Freight and related revenue per Sailing Day decreased $185, or 0.7%, to $27,168 per Sailing Day in the nine month period ended December 31, 2009 compared to $27,353 in the nine month period ended December 31, 2008.  This decrease was attributable to a weaker Canadian dollar and less efficient trade patterns during the first six months of the nine month period ended December 31, 2009 and was slightly offset by higher pricing and improved vessel productivity.

 Fuel and other pass through surcharges decreased $14.4 million, or 50.0%, to $14.4 million during nine month period ended December 31, 2009 compared to $28.8 million during the nine month period ended December 31, 2008 due to lower fuel prices.  Fuel and other surcharges revenue per Sailing Day decreased $4,550 to $4,840 per Sailing Day in the nine month period ended December 31, 2009 compared to $9,390 in the nine month period ended December 31, 2008.

Outside voyage charter revenues decreased $11.7 million, or 60.8%, to $7.5 million during the nine month period ended December 31, 2009 compared to $19.2 million during the nine month period ended December 31, 2008. The decrease in outside voyage charter revenue was attributable to a reduction in overall customer demand and a shift of certain tonnage shipped by outside charterers in the nine month period ended December 31, 2008, which were shipped by the Company’s own vessels during the nine month period ended December 31, 2009.

Index

Vessel operating expenses decreased $19.2 million, or 24.1%, to $60.7 million in the nine month period ended December 31, 2009 compared to $79.9 million in the nine month period ended December 31, 2008.  This decrease was primarily attributable to reduced fuel and other vessel costs and reduced Sailing Days.  Vessel operating expenses per Sailing Day decreased $5,679, or 21.8%, to $20,393 in the nine month period ended December 31, 2009 compared to $26,072 in the nine month period ended December 31, 2008.

Repairs and maintenance expenses, which consist of expensed winter work, decreased $176 to $0.8 million during the nine month period ended December 31, 2009 from $1.0 million during the nine month period ended December 31, 2008.  Repairs and maintenance per Sailing Day decreased $49 to $264 per Sailing Day in the nine month period ended December 31, 2009 from $313 during the nine month period ended December 31, 2008.  This decrease was related to the timing of completing the 2009 winter lay-up work and the commencement of the 2010 winter lay-up work in the nine month period ended December 31, 2009 as compared to the timing of completing the 2008 winter lay-up work and the commencement of the 2009 winter lay-up work in the nine month period ended December 31, 2008.

Our general and administrative expenses decreased $0.7 million to $6.8 million during the nine month period ended December 31, 2009 from $7.5 million in the nine month period ended December 31, 2008. The decrease in general and administrative expenses was a result of cost reductions offset by a loan amendment fee of $446 during the nine month period ending December 31, 2009.  Our general and administrative expenses represented 6.6% of revenues during the nine month period ended December 31, 2009, an increase from 5.7% of revenues during the nine month period ended December 31, 2008.  During the nine month period ended December 31, 2009, $1.8 million of our general and administrative expenses was attributable to our parent company and $5.0 million was attributable to our operating companies, including the loan amendment fee.

Depreciation expense rose $1.7 million to $6.8 million during the nine month period ended December 31, 2009 compared to $5.1 million during the nine month period ended December 31, 2008.  The increase was primarily attributable to capital expenditures related to the repowering of the Saginaw and capital expenditures during the fiscal 2009 winter lay-up period.

Amortization of drydock costs increased $158 to $1.8 million during the nine month period ended December 31, 2009 due to an increase in drydock amortization resulting from the winter 2009 drydock of the Mississagi.  During the nine month period ended December 31, 2009, the Company amortized the deferred drydock costs of seven of its twelve vessels compared to six vessels during the nine month period ended December 31, 2008.

Amortization of intangibles decreased $132 to $1.1 million during the nine month period ended December 31, 2009 primarily due to the expiration and completion of amortizing of certain acquired non-competition agreements during the nine month period ended December 31, 2009.

As a result of the items described above, during the nine month period ended December 31, 2009, the Company’s operating income decreased $0.6 million to $17.3 million compared to $17.9 million during the nine month period ended December 31, 2008.

Interest expense decreased $0.7 million to $4.3 million during the nine month period ended December 31, 2009 from $5.0 million during the nine month period ended December 31, 2008. This decrease in interest expense was primarily a result of   a lower average debt balance during the nine month period ended December 31, 2009.

We recorded a gain on interest rate swap contracts of $2.0 million during the nine month period ended December 31, 2009 compared to a loss of $2.9 million incurred in the nine month period ended December 31, 2008, due to recording the fair value of our two interest rate swap agreements.

Our income before income taxes was $14.9 million in the nine month period ended December 31, 2009 compared to income before income taxes of $10.1 million in the nine month period ended December 31, 2008.

Our provision for income tax expense was $3.4 million during the nine month period ended December 31, 2009 compared to an income tax expense of $8.2 million during the nine month period ended December 31, 2008.  The effective tax rate of 22.5% for the current fiscal period is lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets.  Our effective tax rate of 81.3% for the nine month period ended December 31, 2008 was higher than its statutory tax rate based on a near breakeven full year tax forecast which, when combined with permanent book to tax differences, resulted in an unusually high effective tax rate which was then applied to our seasonally high year-to-date income.  In addition, there was a provision of $0.7 million associated with a change in certain management compensation from cash to stock which changed the characterization from deductible to non-deductible on our Canadian tax returns, which was recorded in the prior year.

Index

Our net income increased $9.7 million, to $11.6 million in the nine month period ended December 31, 2009 compared to net income of $1.9 million in the nine month period ended December 31, 2008.

We accrued $1.4 million for cash dividends on our preferred stock during the nine month period ended December 31, 2009 compared to $1.2 million during the nine month period ended December 31, 2008.  The dividends accrued at an average rate of  10.1% for the nine month period ended December 31, 2009 and at a rate of 9.1% for the nine month period ended December 31, 2008.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and increased to 10.75% effective January 1, 2010.

Our net income applicable to common stockholders increased $9.5 to $10.2 million during the nine month period ended December 31, 2009 compared to $0.7 million during the nine month period ended December 31, 2008.

During the nine month period ended December 31, 2009, the Company operated approximately 4.5 equivalent vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  Approximately 80% of our gain on interest rate swap contracts was realized in Canada based on the larger amount of indebtedness in Canada during the nine month period ended December 31, 2009. In addition, substantially all of our tax provision was incurred in Canada during the nine month period ended December 31, 2009, because a valuation allowance was recorded in the U.S. during the three month period ended March 31, 2009.  All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices

During the nine month period ended December 31, 2009, there were major reductions in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to U.S. dollars by a reduction of approximately 1.7%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the nine month periods ended December 31, 2009 and December 31, 2008.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity.  The Company has implemented a program to reduce fiscal 2010 cash expenses relative to actual fiscal 2009 expenses, maintained its continued focus on productivity gains and is closely monitoring customer credit and accounts receivable balances.

Net cash provided by operating activities for the nine month period ended December 31, 2009 was $11.4 million, an increase of $8.0 million compared to net cash provided of $3.4 million during the nine month period ended December 31, 2008.  This increase was substantially attributable to the timing of the payment of accounts payable and accrued liabilities and $2.0 million in higher cash earnings (gross of equity compensation) compared to the nine month period ended December 31, 2008.

Cash used in investing activities decreased by $3.2 million to $3.3 million during the nine month period ended December 31, 2009 compared to $6.5 million during the nine month period ended December 31, 2008.  This decrease was attributable to reduced payments of carryover capital expenditures in the 2009 winter lay-up period as compared to the 2008 winter lay-up period, offset by $250 of proceeds from the scrap sale of a vessel during the nine month period ended December 31, 2008.

Index

Cash flow used in financing activities was $1.7 million during the nine month period ended December 31, 2009, compared to cash flows provided from financing activities of $10.0 million during the nine month period ended December 31, 2008.  During the nine month period ended December 31, 2009, the Company made net borrowings under its revolving credit facility of $1.7 million compared to net borrowings of $12.0 million during the nine month period ended December 31, 2008, and made principal payments on its term debt of $3.4 million during the nine month period ended December 31, 2009 compared to $2.2 million during the nine month period ended December 31, 2008.

During the nine month period ended December 31, 2009, long-term debt, including the current portion, increased $4.1 million to $62.4 million from $58.3 million at March 31, 2009, which reflected an increase of $7.5 million from a strengthening Canadian dollar from its low point during the nine month period ended December 31, 2009, offset by the $3.4 million scheduled principal payment made during such period.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the nine month period ended December 31, 2009.  The Amended and Restated Credit Agreement’s covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

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

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2009 was $4.6 million compared to $3.2 million at March 31, 2009. During the three month period ended December 31, 2009, the effective rate of preferred dividends was 10.25%. The dividend rate increased to 10.75% effective January 1, 2010. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the later of the second anniversary of the conversion, or seven years from the initial issuance date of the preferred stock.

Investments in Capital Expenditures and Drydockings

 We invested $3.5 million in paid and accrued capital expenditures and drydock expenses during the nine month period ended December 31, 2009, including $1.7 million relating to carryover from the 2009 winter season. Our capital expenditures and drydock expenses paid and accrued for the total 2009 winter season were approximately $6.3 million.

Index

 Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At December 31, 2009, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $44.7 million of term borrowings in Canada and CDN $2.5 million of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, the sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.

From a cash flow perspective, our operations are partially insulated against changes in currency rates as operations in Canada and the United States have revenues and expenditures denominated in local currencies and our operations are cash flow positive. However, as stated above, the majority of our financial liabilities are denominated in Canadian dollars which exposes us to currency risks related to principal payments and interest payments on such financial liability instruments.

Interest Rate Risk

We are exposed to changes in interest rates associated with our revolver indebtedness under our Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on U.S. borrowings.

We hold two interest rate swap contracts for approximately 75% of our term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans, which were set in February 2008.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

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

Index

In addition, all revenues are presented on a gross basis.

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

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company determined that there was an adverse change in our markets that could affect the valuation of our assets during the three month period ended March 31, 2009.  Accordingly, as of March 31, 2009, the Company updated its estimates of undiscounted cash flows for each of its asset groups to test our long-term assets for recoverability. These estimates are subject to uncertainty.  We then compared those undiscounted cash-flows by asset group to the sum of the carrying value of each asset group and determined that there were no impairment indicators.  There were no events or changes in circumstances during the nine month period ended December 31, 2009 that indicated that its carrying amount may not be recoverable.

 Impairment of Goodwill

As of March 31, 2009, the Company made its annual test of Goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units as of March 31, 2009.  There were no events or changes in circumstances during the nine month period ended December 31, 2009 that indicated that its carrying amount may not be recoverable.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

Index

The Company adopted the provisions of ASC 740-10-25 “Income Taxes” effective April 1, 2007. ASC 740-10-25 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions did not have a material effect on the results of operations, financial condition or liquidity.

Stock-Based Compensation

The Company has adopted ASC 718 “Compensation-Stock Compensation”, using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of ASC 718 for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant. The Company applies business judgment in factors determining the volatility to be used in the calculation.

Recently Issued Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”), issued ASC 105, “Generally Accepted Accounting Principles”. The objective of ASC 105 is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

Fair Value Measurements

In September 2006, the FASB issued, ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities, which took effect on January 1, 2008, are presented in Note 18 to the Company’s consolidated financial statements. On April 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for our non-financial assets and liabilities which include goodwill and intangible assets. The Company determined that the remaining provisions did not have a material effect on the Company’s consolidated financial position or results of operations when they became effective.

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

Index

In April 2009, the FASB amended ASC 820-10, “Fair Value Measurement and Disclosures-Overall”. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65 in the first quarter of fiscal 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

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

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued ASC 810-10-65 “Consolidation-Overall-Transition and Open Effective Date Information”. ASC 810-10-65 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  ASC 810-10-65 applies to all fiscal years beginning on or after December 15, 2008. The Company has adopted this standard as of April 1, 2009; however, the Company does not have any partially owned subsidiaries to consolidate, and therefore the application of this standard has no impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging”. ASC 815 provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815 as of April 1, 2009. The disclosure requirements of ASC 815 are disclosed in Note 18 of our financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB updated guidance ASC 350-30-50 “Intangibles—Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-10 “Business Combinations” and other U.S. generally accepted accounting principles. ASC 350-30-50 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company adopted this standard for the fiscal year ending March 31, 2010. The adoption of ASC 350-30-50 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued ASC 805-20-25 “Business Combinations”. ASC 805-20-25 addresses application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 805-20-25 effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any future business combinations we engage in will be recorded and disclosed in accordance with this statement.

Index

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated guidance to ASC 320-10-65 “Investments-Debt and Equity Securities”. The objective of ASC 320-10-65 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

 Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued ASC 825-10-65 “Financial Instruments”. ASC 820-10-65 requires disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted ASC 825-10-65 as of June 30, 2009, as required.

Subsequent Events

In May 2009, the FASB issued ASC 855 “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 as of June 30, 2009. The disclosure requirements of ASC 855 applicable to the Company are presented in Note 22 to the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10-05 “Consolidation”. ASC 810-10-05 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10-05 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation ASC 810-10-05. ASC 810-10-05 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing ASC 810-10-5 impact, if any, on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update shall be effective as of the beginning first annual reporting period that begins after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently assessing the impact, if any, that the issuance of this update will have on its financial statements.

Index

Distinguishing Liabilities from Equity

In August 2009, the FASB issued ASU 2009-04, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity,” per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of "Redeemable Preferred Stocks."” This ASU will have no impact on financial condition, results of operations or cash flows of the Company.

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

Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash,” (“ASU 2010-01”).  ASU 2010-01 amends the Accounting Standards Codification (the “Codification”) to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01is effective for fiscal years beginning after December 15, 2009.  Early application is prohibited.  ASU 2010-01will not have a material impact on the financial statements of the Company.

Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification,” (“ASU 2010-02”).  ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009.  ASU 2010-02 will not have a material impact on the financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

As of December 31, 2009, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the three month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date: February 8, 2010	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: February 8, 2010	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Index

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