Form 10-K
period 2010-03-31
Rand Logistics, Inc.
filed 2010-06-16
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2009 was $21,611,379

13,444,216 shares of Common Stock were outstanding at June 14, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 16, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAND LOGISTICS, INC.

i

PART I

ITEM 1.  BUSINESS

Overview

Rand Logistics, Inc. (formerly Rand Acquisition Corporation) (the “Company”) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24.0 million. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $3.6 million. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24.6 million.

On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels (the “Core Vessels”). As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. (“Grand River”). Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand’s business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

 On August 27, 2007, Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (collectively, the “Vessels”) from Voyageur Marine Transport Limited (“Voyageur”), and Voyageur Pioneer Marine Inc. for an aggregate purchase price of CDN $25.0 million plus certain adjustments.  In connection with the acquisition of the Vessels, Lower Lakes entered into a Contract of Affreightment (the “COA”) with Voyageur and Voyageur Maritime Trading Inc. (“VMT”), pursuant to which Voyageur and VMT made a Canadian flagged vessel owned by VMT, the MARITIME TRADER (the “Trader”), available exclusively to Lower Lakes for its use in providing transportation and storage services for its customers.  Lower Lakes has the option, pursuant to an option agreement (the “Option Agreement”), to acquire the Trader for CDN $5.0 million, subject to certain adjustments, between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions.

On February 13, 2008, Grand River and Rand LL Holdings Corp. acquired three United States flagged vessels, the DAVID Z. NORTON, the EARL W. OGLEBAY and the WOLVERINE, from Wisconsin & Michigan Steamship Company (“WMS”), for an aggregate purchase price of $20.0 million, plus transaction expenses.  Prior to commencement of the 2008 sailing season, we transferred one of the vessels acquired from United States to Canadian registry for deployment as part of Lower Lakes Canadian fleet. Lower Lakes Transportation had time chartered these three vessels since August 1, 2006 pursuant to the terms of a Time Charter Agreement between Lower Lakes Transportation and WMS, which also provided for an option to purchase the vessels.

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

Rand’s shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels, one of which is operated under a contract of affreightment. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Lower Lakes’ fleet consists of five self-unloading bulk carriers and three conventional bulk carriers in Canada and five self-unloading bulk carriers in the U.S., including an integrated tug and barge unit. Lower Lakes Towing owns seven of the Canadian vessels and charters the eighth pursuant to the terms of a Contract of Affreightment.  Lower Lakes Transportation time charters five of the U.S. vessels, including the tug and barge unit, from Grand River. With the exception of the barge (which Grand River bareboat charters from an affiliate of WMS), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

Lower Lakes is a leader in the provision of River Class bulk freight shipping services throughout the Great Lakes, operating one-half of all River Class vessels servicing the Great Lakes and the majority of boom-forward equipped vessels in this category. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds – offer greater accessibility for delivery of cargo to locations where only forward access is possible. Six of the vessels used in Lower Lakes’ operations are boom forward self-unloaders and four vessels are boom aft self-unloaders. River Class vessels - which represent the smaller end of Great Lakes vessels with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons - are ideal for customers seeking to move significant quantities of dry bulk product to ports which restrict non-River Class vessels due to size and capacity constraints.

Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt.  Lower Lakes’ top ten customers accounted for approximately 68% of its revenue during the twelve months ended March 31, 2010.  Lower Lakes is the sole-source shipping provider to several of its customers.  Many of Lower Lakes’ customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

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

We believe that the available shipping capacity on the Great Lakes is declining over the long term as aging  fleets are retired. We do not believe that such retirements will be fully replaced with new or refurbished capacity until freight rates are substantially increased to justify such capital investments.

As of March 31, 2010, Lower Lakes had approximately 406 full-time employees, 29 of whom were shoreside and management and 377 of whom were shipboard employees.  Approximately 38% of Lower Lakes’ shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.

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

During recent years, there has been substantial volatility and losses in worldwide equity markets that could lead to an extended worldwide economic recession. In addition, due to the substantial uncertainty in the global economies, there has been deterioration in the credit and capital markets and access to financing is uncertain. These conditions could have an adverse effect on our industry and our business and future operating results. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.

Risks Associated with our Business

Our business is dependent upon key personnel whose loss may adversely impact our business.

We depend on the expertise, experience and continued services of Lower Lakes’ senior management employees, especially Scott Bravener, its President.  Mr. Bravener has acquired specialized knowledge and skills with respect to Lower Lakes and its operations and most decisions concerning the business of Lower Lakes will be made or significantly influenced by him. Although Lower Lakes maintains life insurance with respect to Mr. Bravener, the proceeds of such insurance may not be adequate to compensate Lower Lakes in the event of Mr. Bravener’s death. The loss of Mr. Bravener or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Bravener were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

Lower Lakes enters into Contracts of Affreightment (COA’s) pursuant to which Lower Lakes agrees to carry cargoes, typically for industrial customers, who export or import dry bulk cargoes. Lower Lakes also enters into spot market voyage contracts, where Lower Lakes is paid a rate per ton to carry a specified cargo from point A to point B. All of these contracts subject Lower Lakes to counterparty credit risk. As a result, we are subject to credit risks at various levels, including with charterers, cargo interests, or terminal customers. If the counterparties fail to meet their obligations, Lower Lakes could suffer losses on such contracts which would decrease our revenues and earnings.

Lower Lakes may not be able to generate sufficient cash flows to meet its debt service obligations.

Lower Lakes’ ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. Lower Lakes’ business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditures and winter work expenses. The indebtedness of Lower Lakes under its senior credit facility bears interest at floating rates, and therefore, if interest rates increase, Lower Lakes’ debt service requirements will increase, except for that portion of long-term debt that is subject to interest rate swaps. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness, including the senior credit facility, on commercially reasonable terms, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Lower Lakes’ loan agreements contain restrictive covenants that will limit its liquidity and corporate activities.

 Lower Lakes’ senior credit facility imposes operating and financial restrictions that limit Lower Lakes’ ability to:

o	incur additional indebtedness;

o	create additional liens on its assets;

o	make investments;

o	engage in mergers or acquisitions;

o	pay dividends; and

o	sell any of Lower Lakes’ vessels or any other assets outside the ordinary course of business.

Therefore, Lower Lakes will need to seek permission from its lender in order for Lower Lakes to engage in some corporate actions. Lower Lakes’ lender’s interests may be different from those of Lower Lakes, and no assurance can be given that Lower Lakes will be able to obtain its lender’s permission when needed. This may prevent Lower Lakes from taking actions that are in its best interest.

Because Lower Lakes generates approximately 65% of its revenues and incurs approximately 65% of its expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer exchange rate losses thereby increasing expenses and reducing income.

Lower Lakes generates a portion of its revenues and incurs a portion of its expenses in Canadian dollars. This could lead to fluctuations in our net income due to changes in the value of the U.S. Dollar relative to the Canadian Dollar.

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

The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,419,355 shares of our common stock, which, on an “as converted” basis, represents approximately 15% of our aggregate outstanding common stock.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.

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

The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values. Rand anticipates that the future demand for Lower Lakes’ dry bulk carriers and dry bulk charter rates will be dependent upon continued demand for imported commodities, economic growth in the United States and Canada, seasonal and regional changes in demand, and changes to the capacity of the Great Lakes fleet which cannot be predicted. Adverse economic, political, social or other developments could decrease demand and growth in the shipping industry and thereby reduce revenue and earnings. Fluctuations, and the demand for vessels, in general, have been influenced by, among other factors:

o	global and regional economic conditions;

o	developments in international and Great Lakes trade;

o	changes in seaborne and other transportation patterns, such as port congestion and canal closures;

o	weather, water levels and crop yields;

o	political developments; and

o	embargoes and strikes.

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

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes’ owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd’s Register of Shipping.

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

As of March 31, 2010, the average age of the vessels operated by Lower Lakes was approximately 53 years. The expense of maintaining, repairing and upgrading Lower Lakes’ vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any its vessels, our financial performance would be adversely affected.

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

Canada has adopted a regime of strict liability for oil pollution damage caused by ships (Part 6 of the Marine Liability Act). In the case of non-tanker vessels, such as Lower Lakes’ vessels, a vessel’s registered owner is strictly liable for pollution damage caused on the Canadian territory, in Canadian territorial waters or in Canada’s exclusive economic zone by oil of any kind or in any form including petroleum, fuel oil, sludge, oil refuse and oil mixed with wastes, subject to certain defenses. The liability of the shipowner is, however, limited in accordance with the provisions of the Convention on Limitation of Liability for Maritime Claims, 1976, as amended by the Protocol of 1996. Pursuant to this Convention, the shipowner can limit its liability to (i) 1 million Special Drawing Right, or SDR, as defined by the International Monetary Fund for the first 2,000 tons of tonnage, (ii) 400 SDR for each additional ton up to 30,000 tons of tonnage, (iii) 300 SDR for each additional ton up to 70,000 tons of tonnage and (iv) 200 SDR for each additional ton of tonnage. In addition to the Marine Liability Act, Lower Lakes’ vessels are also subject to other Canadian laws and regulations that contain significant fine and penalty provisions relating to the marine environment, pollution and discharges of hazardous substances, including the Migratory Birds Convention Act, the Canadian Environmental Protection Act, 1999, and the Fisheries Act.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our executive offices at 461 Fifth Avenue, 25th Floor, New York, New York 10017 pursuant to an agreement with ProChannel Management LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer.  We currently lease the following properties:

o	Lower Lakes Towing leases approximately 4,500 square feet of warehouse space at 207 Greenock Street, Port Dover, Ontario under a lease that expires October 2012.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires October 2018.

o	Grand River leases approximately 1,300 square feet of space at 515 Moore Road, Suite 2, Avon Lake, Ohio under a lease that expires July 31, 2011.

o	Grand River leases approximately 300 square feet at 3301 Veterans Drive. Suite 210, Traverse City, Michigan under a lease that is renewed on a monthly basis.

o	Rand Finance leases approximately 175 square feet at 17 Wilson Road, Chelmsford, Massachusetts under a lease that is renewed on a monthly basis.

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

ITEM 4.  RESERVED

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

	Common Stock		Warrants				Units
Quarter Ended	High	Low	High		Low		High		Low

June 30, 2008	$5.97	$4.95	$1.19		$0.05		$6.60		$5.41
September 30, 2008	$6.10	$4.90	$0.99		$0.05		$7.50		$5.78
December 31, 2008	$5.00	$3.41	$0.21	*	$0.07	*	$5.84	*	$4.50	*
March 31, 2009	$4.05	$2.34	*		*		*		*
June 30, 2009	$4.39	$2.02	*		*		*		*
September 30, 2009	$3.37	$2.60	*		*		*		*
December 31, 2009	$3.75	$3.01	*		*		*		*
March 31, 2010	$5.17	$3.17	*		*		*		*

*Trading of the Company’s warrants and units ceased on October 21, 2008 due to the expiration of the Company’s warrants.

Holders

As of June 14, 2010, there were 25 holders of record of our common stock.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “expect”, “plan”, “estimate”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under Item 1A of this Form 10-K as well as the following: the effect of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age.  The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

 Business

Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

 On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. Prior to the acquisition, we did not conduct, or have any investment in, any operating business. In this discussion of Rand’s business, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

Rand’s shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports in the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels, including one vessel which is operated under a contract of affreightment. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility and integrated steel industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Results of Operations for the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009

The fiscal year ended March 31, 2010 was highlighted by several significant events as compared to the fiscal year ended March 31, 2009:

(1)
There was an overall reduction in demand from our customers in the first half of the fiscal year ended March 31, 2010 compared to the first half of the fiscal year ended March 31, 2009 due to the weakened economy and the resultant delayed openings of our customers’ facilities for the 2009 sailing season.  Such factors reduced our vessel scheduling flexibility and decreased the overall operating efficiency of our fleet during the first half of the fiscal year ended March 31, 2010. As a result of increasing customer demand in the second half of the fiscal year ended March 31, 2010 and particularly calm weather on the Great Lakes from October 2009 through December 2009, the freight and related revenue and tonnage on the Company’s owned and operated vessels recovered and exceeded the second half performance of the fiscal year ended March 31, 2009.  For the fiscal year ended March 31, 2010, freight and related revenue from vessels that we operate nearly matched the results of the fiscal year ended March 31, 2009. Accordingly the decline in our overall customer demand for the fiscal year ended March 31, 2010 was primarily limited to our outside voyage charter revenues, including some one-time spot market business achieved in the fiscal year ended March 31, 2009. This reduction of outside charter revenues had a lesser impact on our margins.

(2)	We partially offset the reduction in overall demand with increased business in our grain and salt cargos.

(3)
Primarily as a result of the reduced demand from our customers, our total Sailing Days, which we define as days a vessel is crewed and available for sailing, decreased 5 days, or 0.2%, to 3,143 Sailing Days in the fiscal year ended March 31, 2010 from 3,148 Sailing Days in the fiscal year ended March 31, 2009.

(4)	Due to the repowering and other upgrading completed in June 2008, we operated the Saginaw for an additional 84 Sailing Days in the fiscal year ended March 31, 2010.

(5)
Due to reduced demand from our customers in the first half of the fiscal year ended March 31, 2010, we operated the McKee Sons only 171 Sailing Days in the fiscal year ended March 31, 2010 compared to 281 Sailing Days in the fiscal year ended March 31, 2009.

(6)
Excluding the Saginaw and the McKee Sons, we operated our remaining ten Canadian and U.S. vessels for 21 additional Sailing Days during the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009.

(7)	We benefited from additional new business and contractual rate increases from existing customers during the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009.

(8)
All of our customer contracts have fuel surcharge provisions whereby the increases or decreases in our fuel costs are passed on to customers.  Such increases or decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to reduced fuel prices during the fiscal year ended March 31, 2010, fuel surcharge revenues declined sharply as compared to the fiscal year ended March 31, 2009.

(9)
The Canadian dollar strengthened by approximately 2.7% versus the U.S. dollar, averaging approximately $0.919 USD per CDN during the fiscal year ended March 31, 2010 compared to approximately $0.895 USD per CDN during the fiscal year ended March 31, 2009.  However, freight and related revenue and vessel operating expenses were impacted by a slightly weaker average Canadian dollar during the actual 2009 sailing season. The Company’s balance sheet translation rate increased from $0.793 USD per CDN at March 31, 2009 to $0.984 USD per CDN at March 31, 2010.

Selected Financial Information

(USD in 000’s)	Fiscal year ended March 31, 2010	Fiscal year ended March 31, 2009	$ Change	% Change
Revenue:
Freight and related revenue	$85,135	$85,832	$(697)	(0.8)%
Fuel and other surcharges	$15,385	$29,144	$(13,759)	(47.2)%
Outside voyage charter revenue	$7,698	$19,210	$(11,512)	(59.9)%
Total	$108,218	$134,186	$(25,968)	(19.4)%

Expenses:
Outside voyage charter fees	$7,682	$17,665	$(9,983)	(56.5)%
Vessel operating expenses	$64,929	$81,346	$(16,417)	(20.2)%
Repairs and maintenance	$5,319	$5,162	$157	3.0%

Sailing days:	3,143	3,148	(5)	(0.2)%

Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$27,087	$27,266	$(179)	(0.7)%
Fuel and other surcharges	$4,895	$9,258	$(4,363)	(47.1)%

Expenses per sailing day:
Vessel operating expenses	$20,658	$25,841	$(5,183)	(20.1)%
Repairs and maintenance	$1,692	$1,640	$52	3.2%

Management believes that each of our vessels should achieve approximately 275 Sailing Days in an average Great Lakes season assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 262 Sailing days during each of the fiscal years ended March 31, 2010 and March 31, 2009.

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009:

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses

Fiscal year ended March 31, 2009	3,148	$85,832	$29,144	$19,210	$134,186	$81,346

Changes in fiscal year ended March 31, 2010:

Decrease attributable to weaker Canadian dollar	-	$(798)	$(175)	$(97)	$(1,070)	$(369)

Net increase (decrease) attributable to customer demand and pricing (excluding currency impact)	(5)	$101	$(13,584)	-	$(13,483)	$(16,048)

Changes in outside voyage charter revenue (excluding currency impact)	-	-	-	$(11,415)	$(11,415)	-

Sub-total	(5)	$(697)	$(13,759)	$(11,512)	$(25,968)	$(16,417)
Fiscal year ended March 31, 2010	3,143	$85,135	$15,385	$7,698	$108,218	$64,929

Total revenue during the fiscal year ended March 31, 2010 was $108.2 million, a decrease of $26.0 million, or 19.4%, compared to $134.2 million during the fiscal year ended March 31, 2009.  This decrease was primarily attributable to lower fuel surcharges and reduced customer demand, which primarily impacted outside voyage charter revenue.

Freight and other related revenue generated from the Company’s owned vessels decreased $0.7 million, or 0.8%, to $85.1 million during the fiscal year ended March 31, 2010 compared to $85.8 million during the fiscal year ended March 31, 2009. Freight and related revenue per Sailing Day decreased $179, or 0.7%, to $27,087 per Sailing Day in the fiscal year ended March 31, 2010 compared to $27,266 per Sailing Day during the fiscal year ended March 31, 2009.  This decrease was a result of a weaker average Canadian dollar and less efficient trade patterns in the first half of the 2009 sailing season, partially offset by price increases.

Fuel and other surcharges decreased $13.8 million, or 47.2%, to $15.4 million during the fiscal year ended March 31, 2010 compared to $29.2 million during the fiscal year ended March 31, 2009. Fuel and other surcharges  per Sailing Day decreased $4,363 to $4,895 per Sailing Day in the fiscal year ended March 31, 2010 compared to $9,258 per Sailing Day in the fiscal year ended March 31, 2009.

Outside voyage charter revenues decreased $11.5 million, or 59.9%, to $7.7 million during the fiscal year ended March 31, 2010 compared to $19.2 million during the fiscal year ended March 31, 2009.  The decrease in outside voyage charter revenues was due to reduced overall demand from the Company’s customers, including some one-time spot market business, during the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009.

Vessel operating expenses decreased $16.4 million, or 20.2%, to $64.9 million in the fiscal year ended March 31, 2010 compared to $81.3 million in the fiscal year ended March 31, 2009, which decrease was primarily attributable to reduced fuel costs due to lower fuel prices, and to a lesser extent cost reductions achieved by the Company during the fiscal year ended March 31, 2010.  Vessel operating expenses per Sailing Day decreased $5,183, or 20.1%, to $20,658 per Sailing Day in the fiscal year ended March 31, 2010 from $25,841 per Sailing Day in the fiscal year ended March 31, 2009.

Repairs and maintenance expenses, which consist of expensed winter work, increased $157 to $5.3 million in the fiscal year ended March 31, 2010 from $5.2 million during the fiscal year ended March 31, 2009.  Repairs and maintenance per Sailing Day increased $52 to $1,692 per Sailing Day in the fiscal year ended March 31, 2010 from $1,640 per Sailing Day in the fiscal year ended March 31, 2009.   This increase was caused by the much stronger Canadian dollar in the fourth quarter of the fiscal year ended March 31, 2010 compared to the fourth quarter of the fiscal year ended March 31, 2009.

Our general and administrative expenses decreased $476 to $9.7 million in the fiscal year ended March 31, 2010 from $10.1 million in the fiscal year ended March 31, 2009.  This decrease was  a result of cost reductions, partially offset by a loan amendment fee of $446 in the year ended March 31, 2010.  Our general and administrative expenses represented 8.9% of revenues during the fiscal year ended March 31, 2010, an increase from 7.6% of revenues during the fiscal year ended March 31, 2009.  During the fiscal year ended March 31, 2010, $2.9 million of our general and administrative expenses was attributable to our parent company and $6.8 million was attributable to our operating companies.

Depreciation expense rose $2.4 million to $9.2 million during the fiscal year ended March 31, 2010 compared to $6.8 million during the fiscal year ended March 31, 2009.  The increase in depreciation expense was attributable to capital expenditures incurred during the 2009 winter lay-up as well as a full year of depreciation of  the investment in the Saginaw repowering, which was completed in June 2008.

Amortization of drydock costs increased $284 to $2.4 million during the fiscal year ended March 31, 2010 from $2.1 million during the fiscal year ended March 31, 2009 due to the drydocking of one vessel during the 2009 winter layup period.  During the fiscal year ended March 31, 2010, the Company amortized the deferred drydock costs of seven of its twelve vessels compared to six vessels during the fiscal year ended March 31, 2009.

Amortization of intangibles decreased $235 to $1.4 million during the fiscal year ended March 31, 2010 from $1.7 million during the fiscal year ended March 31, 2009 due to reduced amortization of acquired non-competition agreements which were fully amortized as of March 31, 2010.

As a result of the items described above, during the fiscal year ended March 31, 2010, the Company’s operating income decreased $1.7 million to $7.6 million compared to operating income of $9.3 million during the fiscal year ended March 31, 2009.

Interest expense decreased $0.9 million to $5.5 million during the fiscal year ended March 31, 2010 from $6.4 million during the fiscal year ended March 31, 2009.  This decrease in interest expense was attributable to a lower average debt balance as compared to the fiscal year ended March 31, 2009 and the expiration of interest rate swap coverage of a portion of our Canadian long-term debt during the fiscal year ended March 31, 2010.

We recorded a gain on interest rate swap contracts of $2.1 million in the fiscal year ended March 31, 2010 compared to a loss of $2.8 million incurred in the fiscal year ended March 31, 2009 due to Company’s recording the fair value of our two interest rate swap agreements, which were signed in connection with the execution of our Amended and Restated Credit Agreement.

Our income before income taxes was $4.1 million in the fiscal year ended March 31, 2010 compared to income before income taxes of $141 in the fiscal year ended March 31, 2009.

Our provision for income tax expense was $1.4 million during the fiscal year ended March 31, 2010 compared to a provision for income tax expense of $7.3 million during the fiscal year ended March 31, 2009.  The Company recorded a $6.0 million valuation allowance against its US federal net deferred assets during the fourth quarter of the fiscal year ended March 31, 2009 due to taxable net operating losses for the prior three fiscal years.

Our net income before preferred stock dividends was $2.7 million in the fiscal year ended March 31, 2010 compared to a net loss of $7.2 million in the fiscal year ended March 31, 2009.

We accrued $1.9 million for cash dividends on our preferred stock during the fiscal year ended March 31, 2010 compared to $1.6 million during the fiscal year ended March 31, 2009.  The dividends accrued at a rate of 10.75% during the three month period ended March 31, 2010.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and will increase to 11.25% effective July 1, 2010, assuming cash dividends have not yet been paid.

Our net income applicable to common stockholders was $0.8 million during the fiscal year ended March 31, 2010 compared to a loss of $8.8 million during the fiscal year ended March 31, 2009.

During the fiscal year ended March 31, 2010, the Company operated an average of approximately 4.5 vessels in the US and 7 vessels in Canada.  The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs, approximate the percentage of vessel ownership by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  Approximately 87% of our gain on interest rate swap contracts was realized in Canada based on the larger amount of indebtedness and greater increase of interest rates in Canada than in the US during the fiscal year ended March 31, 2010. In addition, substantially all of our $1.4 million of tax provision was incurred in Canada during the fiscal year ended March 31, 2010.  All of our preferred stock dividends are accrued in the US.

Impact of Inflation and Changing Prices

During the fiscal year ended March 31, 2010, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges.  In addition, there was significant volatility in the exchange rate between the US dollar and the Canadian dollar during the past two fiscal years, which impacted our translation of revenue and costs to US dollars by a reduction of approximately 1.5% during the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the fiscal years ended March 31, 2010 and March 31, 2009.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity.  The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.

Net cash provided by operating activities for the fiscal year ended March 31, 2010 was $12.1 million, an increase of $6.3 million compared to $5.8 million in the fiscal year ended March 31, 2009. This increase was primarily due to higher cash earnings in the fiscal year ended March 31, 2010 combined with the timing of the payment of accounts payable and accrued liabilities on the balance sheet, which were higher at the beginning of the fiscal year ended March 31, 2009.  During the fiscal year ended March 31, 2010, the sum of net income and adjustments to reconcile with net cash provided by operating activities totaled $17.6 million, including $2.2 million of equity compensation, offset by deferred drydock costs paid of $1.1 million and net cash used from changes in operating assets and liabilities of $4.4 million.  During the fiscal year ended March 31, 2009, the sum of net income plus adjustments to reconcile with net cash provided by operating activities totaled $15.0 million, including $0.9 million of equity compensation, offset by deferred drydock costs paid of $1.4 million and net cash used from changes in operating assets and liabilities of $7.8 million. The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during the fiscal year ended March 31, 2010.  The timing of the end of the Company’s fiscal year in relation to the sailing season allows most of a sailing season’s receivables to be collected prior to the end of the Company’s fiscal year. In addition, the earlier start of a sailing season prior to April 1, can modestly increase the amount of accounts receivable and accounts payable in the Company’s balance sheet at the end of our fiscal year.

Cash used in investing activities decreased by $3.3 million to net cash used of $5.5 million during the fiscal year ended March 31, 2010 from $8.8 million during the fiscal year ended March 31, 2009. Our capital expenditures decreased $3.5 million due to higher capital expenditures accrued and paid in the first half of the fiscal year ended March 31, 2009 (carryover from winter 2008) as compared to the capital expenditures accrued and paid in the first half of the fiscal year ended March 31, 2010 (carryover from winter 2009), offset by $250 of proceeds from the scrap sale of a vessel during the fiscal year ended March 31, 2009.

Cash used in financing activities increased $8.8 million to $7.8 million used during the fiscal year ended March 31, 2010 compared to $1.0 million provided in the fiscal year ended March 31, 2009.  During the fiscal year ended March 31, 2010, the Company made a net paydown of its revolving credit facility of $3.2 million compared to net borrowings under its revolving credit facility of $4.1 million in the fiscal year ended March 31, 2009.  The Company made principal payments on its term debt of $4.6 million during the fiscal year ended March 31, 2010, which was $1.4 million higher than the $3.2 million of principal payments on its term debt paid in the fiscal year ended March 31, 2009.

During the fiscal year ended March 31, 2010, long-term debt, including the current portion, increased $4.4 million to $62.7 million from $58.3 million in the fiscal year ending March 31, 2009, which reflected $4.6 million in scheduled principal payments, offset by a $9.0 million increase attributable to the higher currency translation of our Canadian debt into US dollars at March 31, 2010.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the fiscal year ended March 31, 2010. The covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

On June 23, 2009, Lower Lakes, Lower Lakes Transportation, Grand River and the other Credit Parties thereto entered into a Second Amendment (the “Amendment”), to the Amended and Restated Credit Agreement, dated as of February 13, 2008, with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amounts outstanding under the Canadian and US seasonal overadvance facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

Seasonality

Lower Lakes operates in a cyclical industry, primarily due to the typical cold weather patterns on the Great Lakes from December through March which cause lock closures, waterway ice, and customer facility closings, which typically shut down shipping for a period of up to 90 days commencing from late December to mid-January, and continuing until late March. Lower Lakes also experiences a cyclical pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in the vessels. This places additional adverse pressures on Lower Lakes’ liquidity and capital resources. Such winter work, capital expenditure, and drydocking costs are incurred during a period when customer collections have ended from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 45 to 60 days prior to the receipt of significant customer collections.  To counter these negative working capital cycles, Lower Lakes’ Amended and Restated Credit Facility includes a revolver feature with a seasonal overadvance facility which provides working capital from the March through July period, after which customer collections typically exceed cash disbursements.

 Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2010 was $5.1 million, and at March 31, 2009 was $3.2 million.  As of March 31, 2010, the effective rate of preferred dividends was 10.75% (9.75% as of March 31, 2009).  The dividend rate will increase to 11.25% effective July 1, 2010 if the dividend is not paid in cash and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion, or seven years from the initial issuance date of the preferred stock, whichever is earlier.

Investments in Capital Expenditures and Drydockings

 We incurred $8.9 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2010, including $1.7 million relating to carryover from the 2009 winter season, compared to $11.3 million, including a carryover of $6.7 million from the 2008 winter season, in the fiscal year ended March 31, 2009. Our capital expenditures and drydock expenses paid or accrued for the winter 2010 season were $7.2 million for the fiscal year ended March 31, 2010.

 We are currently evaluating the merits of financing the repowering of our Canadian-flagged Michipicoten vessel with a new highly automated emissions-compliant power plant at a cost of approximately $15 million, which would improve margins due to higher speed and reduced operating cost.

 Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At March 31, 2010, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $43.9 million of term borrowings in Canada and there was no balance of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.

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

Off-Balance Sheet Arrangements

On August 27, 2007, in connection with the COA and Option Agreement, Lower Lakes entered into a Guarantee with GE Canada (the “Guarantee”), pursuant to which Lower Lakes agreed to guarantee up to CDN $1.25 million (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada. Lower Lakes' maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee. Lower Lakes' obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

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

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” on the consolidated statement of operations are recognized as incurred and are thereby recognized ratably over the voyage.

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

Although customer contracts have a typical duration of only three to five years, the Company has experienced a consistent track record of serial renewals by its significant contract customers (and such customers comprise most of the Company’s business).  The Company’s customer relationships are fortified by the fact that there are a limited number of Great Lakes shipping companies as well as a declining number of vessels operating on the Great Lakes.  The Company has an additional advantage in that it operates half of the vessels on the Great Lakes which are classified as “river-class vessels” and capable of accessing docks and customers not accessible to larger vessels.  Accordingly, customers have a substantial interest in protecting their Great Lakes transportation relationships.  Based on the foregoing, and in compliance with SFAS 142, the Company has determined that 15 years is the most appropriate “best estimate” amortization period for its customer relationships and contracts. The Company has estimated a 10 year useful life for its trademarks and trade names. In accordance with ASC350-30-35 “Determining the Life of an Intangible Asset”, since the Company cannot reliably determine the pattern of economic benefit of the use of the customer relationships and trademarks and trade names, the Company has determined that the straight line amortization is appropriate.

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2010.

 Impairment of Goodwill

As of March 31, 2010, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2010.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. The determination to set up a valuation allowance is dependent on (1) management’s estimates of whether taxable income in future periods for each taxable entity is sufficient that deferred income tax assets will be realized, except for the change in foreign exchange loss, based on the performance of the entity and the expected timing of the reversal of the deferred tax liabilities, and (2) tax net operating losses in particular entities in recent years. Such management estimates are subject to uncertainty.

The Company has adopted the accounting guidance related to the accounting for uncertainty in income taxes effective April 1, 2007 which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Establishing accruals for tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues (if any) and amounts recorded on financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s results of operations, cash flows, or financial position.  However, the impact of the Company’s reassessment of its tax positions did not have a material effect on the results of operations, financial condition or liquidity.

Stock-Based Compensation

The Company has adopted ASC 718 “Compensation – Stock Compensation”, using the modified prospective method.  This method requires compensation cost to be recognized beginning on the effective date based on the requirements of ASC 718 for all share-based payments granted or modified after the effective date.  Under this method, the Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 is recognized ratably over the remaining vesting period based on the fair value at date of grant.

Recently Issued Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 105 “Generally Accepted Accounting Principles”. The objective of ASC 105 is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 on September 30, 2009, which did not have a material impact on our financial statements.

Fair Value Measurements

In April 2009, the FASB amended ASC 820-10, “Fair Value Measurement and Disclosures-Overall”. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65 in the first quarter of the fiscal year ended March 31, 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted ASU 2009-05 as of October 1, 2009. ASU 2009-05 had no impact on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-6, "Improving Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, cash flows and results of operations.

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued ASC 810-10-65 “Consolidation-Overall-Transition and Open Effective Date Information”. ASC 810-10-65 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of stockholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  ASC 810-10-65 applies to all fiscal years beginning on or after December 15, 2008. The Company adopted this standard as of April 1, 2009; however, the Company does not have any partially owned subsidiaries to consolidate and therefore the application of this standard had no impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging”. ASC 815 provides enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815 as of April 1, 2009. The disclosure requirements of ASC 815 applicable to the Company are presented in Note 19 of the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB updated guidance in ASC 350-30-50 “Intangibles—Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-10 “Business Combinations” and other U.S. generally accepted accounting principles. ASC 350-30-50 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard for the fiscal year ending March 31, 2010, which did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB updated guidance in ASC 805-20-25 “Business Combinations”. ASC 805-20-25 addresses application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 805-20-25 effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any business combinations we engage in will be recorded and disclosed in accordance with ASC 805-20-25.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated guidance in ASC 320-10-65 “Investments-Debt and Equity Securities”. The objective of ASC 320-10-65 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted ASC 320-10-65 effective June 30, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

In April 2009, the FASB issued ASC 825-10-65 “Financial Instruments”. ASC 820-10-65 requires disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.   The Company adopted ASC 825-10-65 as of June 30, 2009. The disclosure requirements of ASC 825 applicable to the Company are presented in Note 19 of the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued ASC 855 “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009 and the Company adopted ASC 855 as of June 30, 2009. The disclosure requirements of ASC 855 applicable to the Company are presented in Note 26. Additionally, in February 2010, the FASB issued ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” which became effective upon issuance and amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10-05 “Consolidation”. ASC 810-10-05 contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10-05 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying ASC 810-10-05. ASC 810-10-05 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing the impacts, if any of ASC 810-10-05 on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update shall be effective as of the beginning first annual reporting period that begins after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is currently assessing the impacts, if any of ASU 2009-17 on its consolidated financial statements.

Distinguishing Liabilities from Equity

The FASB issued ASU 2009-04 “Accounting for Redeemable Equity Instruments” in August 2009, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity”, per Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks". ASU 2009-04 has had no impact on the financial condition, results of operations or cash flows of the Company.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 will be effective for the Company on April 1, 2010.  The Company is currently evaluating the impact the adoption of ASU 2009-13 will have on its financial position and results of operations.

Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”).  ASU 2010-01 amends the ASC to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.    ASU 2010-01 will not have a material impact on the Company’s financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2010 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2010 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of June 14, 2010, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders	479,785	$5.66	972,746
Equity compensation plans not approved by security holders	—	—	—
Total	479,685	$5.66	972,746

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
2.1
Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (Omitted: Appendices-Seller Disclosure Schedule and Purchase Seller Disclosure Schedule; Exhibits - 1) Allocation among Sellers, 2) Employment Agreement, 3) Escrow Agreement, 4) Release, 5) Opinion of Sellers’ Counsel, 6) Opinion of Rand’s and Purchaser’s Counsel, 7) Section 116 Escrow Agreement, 8) Company Indebtedness, 9) Seller’s Addresses, 10) Working Capital Statement, 11) Management Bonus Program, 12) Sellers Several Liability Allocation, 13) Financing Commitments (filed separately), 14) Bonus Program Participant Agreement and 15) Redemption Agreement). (1)

2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)

2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)

2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (6)

3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (7)

3.3	Second Amended and Restated By-laws. (9)

4.1	Specimen Unit Certificate. (5)

4.2	Specimen Common Stock Certificate. (5)

4.3	Specimen Warrant Certificate. (5)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (5)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.1	Registration Rights Agreement among the Registrant and the Founders. (5)

10.2
Preferred Stock Purchase Agreement, dated September 2, 2005, by and between Knott Partners LP, Matterhorn Offshore Fund Ltd., Anno LP, Good Steward Fund Ltd., Bay II Resources Partners, Bay Resource Partners L.P., Bay Resource Partners Offshore Fund Ltd., Thomas E. Claugus and Rand Acquisition Corporation. (1)

10.3	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (11)

10.4	Contract of Affreightment, dated August 27, 2007, between Voyageur Marine Transport Ltd., Voyageur Maritime Trading Inc. and Lower Lakes Towing Ltd. (8)

10.5	Option Agreement, dated August 27, 2007, between Lower Lakes Towing Ltd. and Voyageur Maritime Trading Inc. (8)

10.6	Guarantee, dated August 27, 2007, between Lower Lakes Towing Ltd. and GE Canada Finance Holding Company. (8)

10.7
Amended and Restated Credit Agreement, dated as of February 13, 2008, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other credit parties signatory thereto, General Electric Capital Corporation, as Agent, National City Bank, as a Lender and as Co-Syndication Agent and the other Lenders signatory thereto from time to time. (10)

10.8
First Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2008, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (12)

10.9
Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 2009, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (13)

10.10	Employment Agreement, dated October 8, 2009, by and between Scott Bravener and Lower Lakes Towing Ltd. (14)

10.11	Form of Restricted Share Award Agreement by and between Rand Logistics, Inc. and Scott Bravener. (14)

21	Subsidiaries of Rand. (15)

23	Consent of Grant Thornton LLP, independent chartered registered chartered accounting firm. (15)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

_________________________
(1)	Incorporated by reference to the Registrant’s Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-117051).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2007.

(11)	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on September 11, 2007, filed with the Securities and Exchange Commission on July 30, 2007.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2008.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 25, 2009.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.

(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.

By:	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief Executive Officer

Date: June 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence S. Levy	Chairman of the Board and	June 15, 2010
Laurence S. Levy	Chief Executive Officer
(Principal Executive Officer)

/s/ Edward Levy	President	June 15, 2010
Edward Levy

/s/ Joseph W. McHugh, Jr.	Vice President	June 15, 2010
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Scott Bravener	Director	June 15, 2010
Scott Bravener

/s/ H. Cabot Lodge, III	Director	June 15, 2010
H. Cabot Lodge, III

/s/ Jonathan Brodie	Director	June 15, 2010
Jonathan Brodie

/s/ Michael D. Lundin	Director	June 15, 2010
Michael D. Lundin

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2010 and March 31, 2009, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the years ended March 31, 2010 and March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2010 and March 31, 2009, and the results of its operations and its cash flows for the years ended March 31, 2010 and March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Grant Thornton LLP
Hamilton, Ontario, Canada
June 15, 2010

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31,	March 31,
ASSETS	2010	2009
CURRENT
Cash and cash equivalents	$943	$1,953
Accounts receivable (Note 4)	3,922	1,166
Prepaid expenses and other current assets (Note 5)	3,506	3,008
Income taxes receivable	159	22
Deferred income taxes (Note 6)	262	418
Total current assets	8,792	6,567
PROPERTY AND EQUIPMENT, NET (Note 7)	98,479	86,233
LOAN TO EMPLOYEE	250	-
OTHER ASSETS	541	-
DEFERRED INCOME TAXES (Note 6)	8,583	12,140
DEFERRED DRYDOCK COSTS, NET (Note 8)	7,129	7,274
INTANGIBLE ASSETS, NET (Note 9)	14,000	13,497
GOODWILL (Note 9)	10,193	10,193
Total assets	$147,967	$135,904
LIABILITIES
CURRENT
Bank indebtedness (Note 10)	$-	$2,786
Accounts payable	7,864	4,131
Accrued liabilities (Note 11)	11,085	11,087
Interest rate swap contracts (Note 19)	2,298	3,899
Income taxes payable	266	-
Deferred income taxes (Note 6)	-	480
Current portion of long-term debt (Note 12)	4,728	4,094
Total current liabilities	26,241	26,477
LONG-TERM DEBT (Note 12)	57,924	54,240
OTHER LIABILITIES	238	232
DEFERRED INCOME TAXES (Note 6)	12,086	13,185
Total liabilities	96,489	94,134
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 15)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 13,404,649 shares (Note 15)	1	1
Additional paid-in capital	63,906	61,675
Accumulated deficit	(28,421)	(29,228)
Accumulated other comprehensive income (loss) (Note 25)	1,092	(5,578)
Total stockholders’ equity	51,478	41,770
Total liabilities and stockholders’ equity	$147,967	$135,904

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2010	Year ended March 31, 2009
REVENUE
Freight and related revenue	$85,135		$85,832
Fuel and other surcharges	15,385		29,144
Outside voyage charter revenue	7,698		19,210
TOTAL REVENUE	108,218		134,186
EXPENSES
Outside voyage charter fees (Note 16)	7,682		17,665
Vessel operating expenses	64,929		81,346
Repairs and maintenance	5,319		5,162
General and administrative	9,668		10,144
Depreciation	9,217		6,803
Amortization of drydock costs	2,425		2,141
Amortization of intangibles	1,424		1,659
Gain on foreign exchange	(41)		(9)
	100,623		124,911
OPERATING INCOME	7,595		9,275
OTHER (INCOME) AND EXPENSES
Interest expense (Note 17)	5,533		6,368
Interest income	(6)		(45)
(Gain) loss on interest rate swap contracts (Note 19)	(2,069)		2,811
	3,458		9,134
INCOME BEFORE INCOME TAXES	4,137		141
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Current	129		(141)
Deferred	1,265		7,456
	1,394		7,315
NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	2,743		(7,174)
PREFERRED STOCK DIVIDENDS	1,936		1,589
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$807	$	(8,763)
Net income (loss) per share basic and diluted (Note 20)	$0.06		$(0.70)
Weighted average shares basic and diluted	13,071,651		12,558,956

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)	Equity
Balances, March 31, 2008	12,105,051	$1	300,000	$14,900	$58,350	$(20,465)	$1,078	$(9,266)	$53,864
Net loss	-	-	-	-	-	(7,174)	-	(7,174)	(7,174)
Preferred stock dividends	-	-	-	-	-	(1,589)	-	-	(1,589)
Unrestricted shares issued under management bonus program (Note 21)	478,232	-	-	-	2,645	-	-	-	2,645
Warrant conversion, net of expenses (Note 15)	291,696	-	-	-	157	-	-	-	157
Warrant extinguishment	-	-	-	-	(9)	-	-	-	(9)
Unrestricted stock issued (Note 15)	15,948	-	-	-	75	-	-	-	75
Stock options issued (Note 15)	-	-	-	-	457	-	-	-	457
Translation adjustment	-	-	-	-	-	-	(6,656)	(6,656)	(6,656)
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	-	-	-	-	-	2,743	-	2,743	2,743
Preferred stock dividends	-	-	-	-	-	(1,936)	-	-	(1,936)
Stock issued in lieu of cash compensation	158,325	-	-	-	500	-	-	-	500
Stock issued under employees retirement plan	201,902	-	-	-	622	-	-	-	622
Restricted stock issued (Note 15)	116,351	-	-	-	459	-	-	-	459
Unrestricted stock issued (Note 15)	37,144	-	-	-	128	-	-	-	128
Stock options issued (Note 15)	-	-	-	-	522	-	-	-	522
Translation adjustment	-	-	-	-	-	-	6,670	6,670	6,670
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2010	Year ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,743	$(7,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of drydock costs	11,642	8,944
Amortization of intangibles and deferred financing costs	1,823	2,050
Deferred income taxes	1,265	7,456
(Gain) loss on interest rate swap contracts	(2,069)	2,811
Equity compensation	2,231	893
Deferred drydock costs paid	(1,093)	(1,400)
Changes in operating assets and liabilities:
Accounts receivable	(2,756)	2,302
Prepaid expenses and other current assets	(498)	114
Accounts payable and accrued liabilities	(568)	(10,219)
Loan to employee	(250)	-
Other assets and liabilities	(535)	232
Income taxes payable (net)	129	(251)
	12,064	5,758
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,468)	(9,045)
Sale proceeds of retired vessel	-	250
	(5,468)	(8,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, net of expenses	-	157
Warrant extinguishment	-	(9)
Long-term debt repayment	(4,556)	(3,215)
Proceeds from bank indebtedness	13,457	21,878
Repayment of bank indebtedness	(16,699)	(17,798)
	(7,798)	1,013
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	192	(1,649)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,010)	(3,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,953	5,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$943	$1,953
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$5,377	$6,003
Unpaid purchases of property and equipment	$3,207	$905
Shares issued under management bonus program	$-	$2,645
Unpaid purchases of deferred drydock cost	$58	$-
Payment of income taxes	$35	$-

The accompanying notes are an integral part of these consolidated financial statements

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	DESCRIPTION OF BUSINESS

Rand Logistics, Inc. (the “Company”) is a shipping company engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business. On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes”) from the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company, Inc. (“Grand River”) and Lower Lakes Transportation Company (“Lower Lakes Transportation”) owned by Lower Lakes at the time of the amalgamation were transferred to the Company’s wholly-owned subsidiary, Rand LL Holdings Corp. Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings Corp. were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. and Rand LL Holdings Corp., 100% subsidiaries of the Company, and the accounts of Lower Lakes, Lower Lakes Transportation and Grand River, each of which is a 100% subsidiary of Rand LL Holdings Corp.

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

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers with other accounts receivable including insurance and Goods and Service Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.  The Company has an allowance for doubtful accounts of $225 as of March 31, 2010 and $146 as of March 31, 2009.  The company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

Marine operating expenses such as crewing costs, fuel, tugs and insurance are recognized as incurred or consumed and thereby are recognized ratably in each reporting period. Repairs and maintenance and certain other insignificant costs are recognized as incurred.

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statement of operations, are recognized as incurred and thereby are recognized ratably over the voyage.

The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statements of operations.

In addition, all revenues are presented on a gross basis.

Fuel and lubricant inventories

Raw materials, fuel and operating supplies are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation methods for capital assets are as follows:

Vessels	4 - 25 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles Furniture and equipment	20% declining-balance 20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Unlike goodwill and indefinite-lived intangible assets, fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

 Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company annually reviews the carrying value of intangible assets not subject to amortization and goodwill to determine whether impairment may exist. ASC 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2010, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2010.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Drydock costs

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

The Company adopted the accounting guidance related to the accounting for uncertainty in income taxes on April 1, 2007, which upon adoption had no impact on the company’s consolidated financial statements as management concluded that the tax benefits related to its uncertain tax positions could be fully recognized. The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense.  To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts.

There have been no recent examinations by the U.S. or Canadian tax authorities. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdiction is Canada. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2006 – 2009
Various states	2006 – 2009
Federal (Canada)	2004 – 2009
Ontario	2004 - 2009

Foreign currency translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of Lower Lakes is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective periods.  Components of stockholders’ equity are translated at historical rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

Advertising costs

The Company expenses all advertising costs as incurred. These costs are included in general and administrative costs and were insignificant during the periods presented.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and measurement uncertainty

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates included in the preparation of these financial statements include the assumptions used in determination of useful lives of long-lived assets, the assumptions used in determination of whether assets are impaired, the assumptions used in determining the valuation allowance for deferred income tax assets and the assumptions used in stock based compensation awards. Actual results could differ from those estimates.

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401k plans in the United States.  Contributions are expensed in operating expenses when incurred.  The Company made contributions of $1,240 in 2010 and $882 in 2009.

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled after April 1, 2007 using the modified prospective method as per ASC 718 “Compensation-Stock Compensation”. Compensation expense for the unvested portion of awards that were outstanding at April 1, 2007 was recognized ratably over the remaining vesting period based on the fair value at date of grant.

Financial Instruments

The Company accounts for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are disclosed in Note 19.

Fair Value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities are presented in Note 19.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Generally Accepted Accounting Principles”. The objective of ASC 105 is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 on September 30, 2009, which did not have a material impact on our financial statements.

Fair Value Measurements

In April 2009, the FASB amended ASC 820-10, “Fair Value Measurement and Disclosures-Overall”. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820-10-65 in the first quarter of the fiscal year ended March 31, 2010 and it did not have a material impact on its consolidated financial statements upon adoption.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted ASU 2009-05 as of October 1, 2009. ASU 2009-05 had no impact on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-6, "Improving Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, cash flows and results of operations.

Non-controlling Interests in Consolidated Financial Statements

On December 4, 2007, the FASB issued ASC 810-10-65 “Consolidation-Overall-Transition and Open Effective Date Information”. ASC 810-10-65 requires entities to report non-controlling (minority) interests of consolidated subsidiaries as a component of stockholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the non-controlling interest as equity transactions between the parties.  ASC 810-10-65 applies to all fiscal years beginning on or after December 15, 2008. The Company adopted this standard as of April 1, 2009; however, the Company does not have any partially owned subsidiaries to consolidate and therefore the application of this standard had no impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging”. ASC 815 provides enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815 as of April 1, 2009. The disclosure requirements of ASC 815 applicable to the Company are presented in Note 19.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB updated guidance in ASC 350-30-50 “Intangibles—Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of ASC 350-30-50 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-10 “Business Combinations” and other U.S. generally accepted accounting principles. ASC 350-30-50 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard for the fiscal year ending March 31, 2010 which did not have a material impact on the Company’s consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB updated guidance in ASC 805-20-25 “Business Combinations”. ASC 805-20-25 addresses application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20-25 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 805-20-25 effective April 1, 2009 and there was no impact on the Company’s consolidated financial statements; however, any business combinations we engage in will be recorded and disclosed in accordance with ASC 805-20-25.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated guidance in ASC 320-10-65 “Investments-Debt and Equity Securities”. The objective of ASC 320-10-65 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320-10-65 effective June 30, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

In April 2009, the FASB issued ASC 825-10-65 “Financial Instruments”. ASC 820-10-65 requires disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009.   The Company adopted ASC 825-10-65 as of June 30, 2009. The disclosure requirements of ASC 825 applicable to the Company are presented in Note 19.

Subsequent Events

In May 2009, the FASB issued ASC 855 “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009 and the Company adopted ASC 855 as of June 30, 2009. The disclosure requirements of ASC 855 applicable to the Company are presented in Note 26. Additionally, in February 2010, the FASB issued ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” which became effective upon issuance and amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10-05 “Consolidation”. ASC 810-10-05 contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10-05 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying ASC 810-10-05. ASC 810-10-05 is applicable for annual periods beginning after November 15, 2009 and interim periods therein. The Company is currently assessing the impact, if any of ASC 810-10-05 on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update shall be effective as of the beginning first annual reporting period that begins after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is currently assessing the impacts, if any of ASU 2009-17 on its consolidated financial statements.

Distinguishing Liabilities from Equity

The FASB issued ASU 2009-04 “Accounting for Redeemable Equity Instruments” in August 2009, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity”, per Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks". ASU 2009-04 has had no impact on the financial condition, results of operations or cash flows of the Company.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 will be effective for the Company on April 1, 2010.  The Company is currently evaluating the impact the adoption of ASU 2009-13 will have on its financial position and results of operations.

Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”).  ASU 2010-01 amends the ASC to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.    ASU 2010-01 will not have a material impact on the Company’s financial statements.

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

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $225 as of March 31, 2010 and $146 as of March 31, 2009. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2010	March 31, 2009

Prepaid insurance	$444	$861
Fuel and lubricants	2,080	1,481
Deposits and other prepaids	982	666
	$3,506	$3,008

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

	Year ended March 31, 2010	Year ended March 31, 2009
United States	$(2,259)	$(2,868)
Canadian	6,396	3,009
	$4,137	$141

The components of the total provision (recovery) for income taxes are as follows:

	Year ended March 31, 2010	Year ended March 31, 2009
Current:
Federal	$(145)	$(244)
State and local	19	103
Canadian	255	-
Deferred:
Federal	-	4,670
State and local	(48)	832
Canadian	1,313	1,954
	$1,394	$7,315

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income before provision for income taxes as follows:

	Year ended March 31, 2010	Year ended March 31, 2009
Statutory U.S. federal income tax rate	34.0%	34.0%
State and Canadian income taxes	(15.4)%	494.8%
Imputed interest income	16.0%	451.8%
Valuation allowance	(0.1)%	3,698.1%
Non-deductible stock compensation	3.6%	594.8%
Decrease in Canadian tax rates	(3.1)%	-%
Other	(1.3)%	(62.4)%
Effective income tax rate	33.7%	5,211.1%

The primary reason the effective income tax rate for the fiscal year ended March 31, 2010 is lower than the statutory U.S. federal tax rate is due to the benefit of lower Canadian federal and Ontario taxes and a decrease in enacted future tax rates in Ontario during the fiscal year which was substantially offset by imputed interest income and non-deductible stock compensation.

The primary reason the effective income tax rate for the fiscal year ended March 31, 2009 was higher than the statutory U.S. federal tax rate is due to the recording of a valuation allowance for the amount of excess U.S. federal deferred tax assets.  In addition, the Company changed the payment method of certain of its management compensation from cash to stock during fiscal year ended March 31, 2009 which changed its characterization from deductible to non-deductible on the Company’s Canadian tax return.

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2010	March 31, 2009
Assets:
Accrued liabilities not yet deductible for tax	$725	$382
Other	232	232
	957	614
Valuation allowance	(695)	(196)
Total current deferred tax assets	262	418
Liabilities:
Dry dock tax reserve	-	480
Total current deferred tax liabilities	-	480
Net current deferred tax assets (liabilities)	$262	$(62)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2010	March 31, 2009
Long-term deferred tax assets
Operating loss carry forwards	$11,815	$15,887
Deferred foreign exchange loss	-	980
Interest rate swap	699	1,238
Other	502	(15)
	13,016	18,090
Valuation allowance	(4,433)	(5,950)
Net long-term deferred tax assets	$8,583	$12,140
Long-term deferred tax liabilities
Separately identifiable intangibles	$2,739	$2,816
Deferred foreign exchange gain	358	-
Depreciation and dry dock expenses	8,989	10,369
Total long-term deferred tax liabilities	$12,086	$13,185
Net long-term deferred tax liabilities	$(3,503)	$(1,045)

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

At March 31, 2010 and 2009, the Company anticipated that its U.S. Federal net deferred tax assets, including net operating loss carry-forwards, would not be utilized due to cumulative net operating tax losses during the past three fiscal years and recorded a full valuation allowance against the U.S. Federal net deferred tax assets.

The Company determined at both March 31, 2010 and 2009 that it was more likely than not that the state deferred income tax assets will be realized, except for certain state net operating losses that are expected to expire unused based on a net deferred tax liability position and the expected timing of the reversal of the deferred tax liabilities.

The Company also determined that it was more likely than not that the Canadian deferred income tax assets will be realized, except for a foreign currency exchange loss that existed at March 31, 2009, based on the performance of the Canadian subsidiary and the expected timing of the reversal of the deferred tax liabilities.  The valuation allowance against the foreign currency exchange loss deferred tax asset of $955 was reversed during the year ended March 31, 2010 as the foreign currency exchange loss turned into a gain as of March 31, 2010.

The valuation allowance against the U.S. Federal and state deferred tax assets decreased by $63 for the year ended March 31, 2010 but increased by $5,191 for the year ended March 31, 2009.

At March 31, 2010, the Company had unused U.S. federal net operating loss carry-forwards totaling $24,433 that expire between fiscal 2020 and 2029, of which a small portion is subject to Internal Revenue Code section 382 annual limitations.  At March 31, 2010, the Company also had unused Canadian net operating loss carry-forwards totaling CDN $13,818 that expire between fiscal 2026 and 2030.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2010	March 31, 2009

Cost
Vessels	$119,181	$96,240
Leasehold improvements	2,150	2,110
Furniture and equipment	268	209
Vehicles	22	18
Computer, communication equipment and purchased software	2,348	1,978
	$123,969	$100,555
Accumulated depreciation
Vessels	$24,018	$13,537
Leasehold improvements	616	425
Furniture and equipment	95	49
Vehicles	7	3
Computer, communication equipment and purchased software	754	308
	25,490	14,322
	$98,479	$86,233

8.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	March 31, 2010	March 31, 2009

Drydock expenditures	$13,884	$10,935
Accumulated amortization	6,755	3,661
	$7,129	$7,274

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2008	$9,082
Drydock expenditure paid and accrued	1,400
Amortization of drydock cost	(2,141)
Foreign currency translation adjustment	(1,067)
Balance as of March 31, 2009	$7,274
Drydock expenditure paid and accrued	1,151
Amortization of drydock cost	(2,425)
Foreign currency translation adjustment	1,129
Balance as of March 31, 2010	$7,129

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	March 31, 2010	March 31, 2009

Intangible assets
Deferred financing costs	$2,149	$1,886
Trademarks and trade names	1,010	868
Non-competition agreements	-	1,989
Customer relationships and contracts	16,093	13,585
Total identifiable intangibles	$19,252	$18,328
Accumulated amortization
Deferred financing costs	$901	$426
Trademarks and trade names	412	267
Non-competition agreements	-	1,700
Customer relationships and contracts	3,939	2,438
	5,252	4,831
Total intangible assets	$14,000	$13,497
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

2011	$1,590
2012	1,590
2013	1,589
2014	1,174
2015	1,174
$7,117

10.	BANK INDEBTEDNESS

As discussed in detail in Note 12, the Company amended and restated the credit agreement with its senior lender on February 13, 2008. At each of March 31, 2010 and March 31, 2009, the Company had authorized operating lines of credit under this  agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing $Nil at March 31, 2010 ($2,786 at March 31, 2009), and maintained letters of credit of CDN $1,394 as of March 31, 2010 (CDN $1,407 as of March 31, 2009).  The line of credit bears interest at Canadian Prime Rate plus 2.5% (2.75% for 2009) or Canadian 30 day BA rate plus 3.5% (3.75% for 2009) on Canadian dollar borrowings and U.S. Base rate plus 2.5% (2.75% for 2009) or LIBOR plus 3.5% (3.75% for 2009) on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants as described in Note 12. The effective interest rates on the operating lines of credit at March 31, 2009 were 4.41% on the Canadian line of credit and 5.06% on the U.S. operating line of credit. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of March 31, 2010, the Company had additional credit availability of $1,548 based on eligible receivables. At April 1, 2010, the Company had access to its US $10,000 seasonal over advance facility (see Note 12).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2010	March 31, 2009
Transaction costs	$-	$48
Payroll compensation and benefits	2,270	1,879
Preferred stock dividends	5,117	3,180
Professional fees	652	749
Interest	200	401
Winter work and capital expenditures	799	2,731
Capital and franchise taxes	101	307
Other	1,946	1,792
	$11,085	$11,087

12.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a seasonal overadvance facility of US $10,000 (US $8,000 as of March 31, 2009), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $10,000 (US $8,000 as of March 31, 2009), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing borrowed CDN $41,700 (iv) a US dollar denominated term loan facility under which Grand River borrowed US $22,000 (v) a Canadian dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

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

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.5% (2.75% for 2009) per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.5% (3.75% for 2009) per annum.  The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.5% (3.75% for 2009) per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.5% (2.75% for 2009) per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 3.75% (4.00% for 2009) per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 4.75% (5.00% for 2009) per annum. The interest rate margin is adjustable quarterly commencing on the second quarter of the fiscal year ended March 31, 2009, based upon the borrowers’ senior debt to EBITDA ratio as defined and calculated in accordance with the Amended and Restated Credit Agreement. Such interest rate margin was reduced by 0.25%  in February 2010.

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

On June 23, 2009, the Company further amended its Amended and Restated Credit Agreement. Under this Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amount from $8,000 to $10,000 and duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

The Company was in compliance with such covenants as of  March 31, 2010.

The effective interest rates on the term loans at March 31, 2010, including the effect from interest rate swap contracts, were 6.80% (7.84% at March 31, 2009) on the Canadian term loan, 5.44% (9.09% at March 31, 2009) on the Canadian engine loan and 7.15% (7.40% at March 31, 2009) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 3.94% (4.59% at March 31, 2009) on the Canadian term loan, 5.44% (5.84% at March 31, 2009) on the Canadian engine loan and 3.75% (5.01% at March 31, 2009) on the US term loan.

			March 31, 2010	March 31, 2009
a	)	Canadian term loan bearing interest at Canadian Prime rate plus 2.5% (2.75% for 2009) or Canadian BA rate plus 3.5% (3.75% for 2009) at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the company.	$36,262	$31,408
b	)	Canadian engine term loan bearing interest at Canadian Prime rate plus 3.75% (4% for 2009) or Canadian BA rate plus 4.75% (5% for 2009) at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the company.	6,957	6,026
c	)	US term loan bearing interest at LIBOR rate plus 3.5% (3.75% for 2009) or US base rate plus 2.5% (2.75% for 2009) at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the company.	19,433	20,900
			$62,652	$58,334
		Less amounts due within 12 months	4,728	4,094
			$57,924	$54,240

Principal payments are due as follows:

2011	$4,728
2012	4,729
2013	4,728
2014	48,467
$62,652

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

The Company did not have any leases which met the criteria of a capital lease. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2010	Year ended March 31, 2009
Operating lease	$237	$235
Operating sublease	144	144
	$381	$379

The Company’s future minimum rental commitments under other operating leases are as follows.

2011	$250
2012	190
2013	127
2014	68
2015	65
Thereafter	260
$960

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $702 for the year ended March 31, 2010 and $695 for the year ended March 31, 2009. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are given below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2011	$715
2012	715
2013	715
2014	715
2015	715
Thereafter	2,858
$6,433

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, and results of operations or liquidity. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that larger claims would be covered by insurance if they involve liabilities that arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given Management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, a provision of $944 as of  March 31, 2010 and $604 as of March 31, 2009 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement  with Voyageur (see Note 22), Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

The Company has determined that there is no carrying amount of the liability, for the guarantor’s obligations under the Guarantee.

15.	STOCKHOLDERS’ EQUITY

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

On September 23, 2008, the Company announced an offer to holders of all remaining 5,194,481 outstanding, publicly-traded warrants that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 25 warrants surrendered without paying a cash exercise price. Prior to the expiration of the offer on October 26, 2008, 5,045,275 warrants were converted into common stock pursuant to the terms of this offer. The remaining 74,555 publicly traded warrants expired on October 26, 2008.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY (continued)

The following continuity schedule summarizes outstanding share purchase warrants:

	Outstanding warrants	Exercise Price	Cumulative proceeds from exercise of warrants
Balance March 31, 2007	9,196,180		$19
Issued	-		-
Exercised	(3,964,965)	$4.50	17,843
Balance March 31, 2008	5,231,215		$17,862
Exercised	(89,885)	$5.00	449
Exercised under cashless offer	(5,045,275)		-
Extinguished	(21,500)		(9)
Expired	(74,555)		-
Balance March 31, 2009	-		$18,302

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

EarlyBirdCapital’s option was purchased for a de minimus amount and became exercisable in March, 2006, upon the consummation of the acquisition of Lower Lakes. The underwriter’s option expired on October 12, 2009.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2010 was $5,117 and at March 31, 2009 was $3,180. As of March 31, 2010, the effective rate of preferred dividends was 10.75% (9.75% as of March 31, 2009). The rate will increase to 11.25% effective July 1, 2010 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY (continued)

On January 17, 2007, the Company awarded 215,000 shares of its common stock to two key executives. The shares of common stock awarded (the “Restricted Shares”) were not registered under the Securities Act of 1933 (the “Act”) and constitute “restricted securities” within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements, dated January 17, 2007.  The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company recorded expense of $Nil in 2010 and $361 in 2009 related to such awards. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares vested on March 31, 2008; and 25% of the Restricted Shares vested on March 31, 2009. However, in order to facilitate the Company’s federal and state tax withholding obligations in respect of the Restricted Stock awards, all of the Restricted Shares which vested on the date of the award were withheld by the Company, which paid the withholding taxes, resulting in 120,400 shares actually issued. On October 13, 2009, the Company awarded 39,660 shares at the average of high and low price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31 2010. The Company recorded expense of $25 as of March 31, 2010 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $4.34. The Company recorded expense of $280 as of March 31, 2010, including cash compensation related to tax withholding of such awards. The Restricted Shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2010, a total of 1,012,313 shares (1,526,035 shares at March 31, 2009) were available under the LTIP for future awards.

For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded in general and administrative expenses. Generally this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other paid-in capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the average of the high and low trading prices on the date of grant.

The general characteristics of issued types of share-based awards granted under the Plans through March 31, 2010 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the twelve months period ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. Grant date fair market value for all these awards is the average of the high and low trading prices on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program discussed in detail in Note 21. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2010, expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected Volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at March 31, 2010, had a remaining weighted average contractual life of approximately eight years. The Company has recorded compensation expenses of $522 for the year ended March 31, 2010 ($457 for the year ended March 31, 2009). Two thirds of the stock options granted in February 2008 (243,199) and one third of the stock options granted in July 2008 (236,586), had vested as of March 31, 2010.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY (continued)

Shares issued under Employees’ Retirement Savings Plans- As of March 31, 2010, the Company had issued under the LTIP an aggregate of 201,902 shares to the individual retirement plans of all eligible Canadian employees for the period from June 1, 2009 through March 31, 2010.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $622 of equity for the year ended March 31, 2010 ($ Nil for 2009) of such accrued compensation expense.

Shares issued in lieu of cash compensation- The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that three of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low trading prices on the date of grant. The shares were issued under LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives and outside directors compensation reverted back to cash.

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects are contained in the following tables.

Stock Options:	March 31, 2010	March 31, 2010	March 31, 2009	March 31, 2009
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding – beginning of year	479,785	$5.66	243,199	$5.81
Granted	-	-	236,586	5.50
Exercised	-	-	-	-
Forfeitures	-	-	-	-
Expired	-	-	-	-
Outstanding-end of year	479,785	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):			March 31, 2010	March 31, 2009

Weighted average grant date fair value of options granted during year			$-	$3.31
Compensation expense			522	457
Unrecognized compensation cost at March 31			544	1,066
Weighted average remaining life for unrecognized compensation			0.8 years	1.3 years

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY (continued)

The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options issued during the years ended March 31, were as follows:

	2010	2009
Dividend yield	-	None
Risk-free interest rate	-	4.14%
Stock price volatility	-	39.49%
Estimated option term	-	10 years

Restricted Stock:	March 31, 2010	March 31, 2010	March 31, 2009	March 31, 2009
	Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
Unvested beginning of the year	-	$-	53,750	$6.72
Granted	76,691	4.34	15,948	4.70
Granted	39,660	3.17	-	-
Vested	-	-	(69,698)	6.27
Cancelled	-	-	-	-
Unvested-end of year	116,351	$3.94	-	$-

Other data (In thousands):			March 31, 2010	March 31, 2009
Compensation expense			$43	$437
Unrecognized compensation cost at March 31			417	-
Weighted average remaining life for unrecognized compensation			3.1 years	-

16.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

17.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Year ended March 31, 2010	Year ended March 31, 2009
Bank indebtedness	$437	$768
Amortization of deferred finance costs	399	391
Long-term debt – senior	2,734	4,423
Interest rate swaps	1,963	786
	$5,533	$6,368

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2010	Year ended March 31, 2009
Revenue by country
Canada	$70,502	$88,273
United States	37,716	45,913
	$108,218	$134,186

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2010	March 31, 2009
Property and equipment by country
Canada	$69,798	$56,962
United States	28,681	29,271
	$98,479	$86,233

Intangible assets by country
Canada	$11,039	$10,047
United States	2,961	3,450
	$14,000	$13,497

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$103,297	$92,052
United States	44,670	43,852
	$147,967	$135,904

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	FINANCIAL INSTRUMENTS

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and March 31, 2009:

		Fair Value Measurements at March 31, 2010			Fair Value Measurements at March 31, 2009
	Carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)	Carrying value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$ 2,298	$ -	$ 2,298	$ 3,899	$ -	$ 3,899

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy.

The Company has recorded a liability of $2,298 as of March 31, 2010 ($3,899 as of March 31, 2009) for two interest rate swap contracts on the Company’s term debt. For the year ended March 31, 2010, the fair value adjustment of the interest rate swap contracts resulted in a gain of $2,069 (loss of $2,811 for the year ended March 31, 2009). These gains and losses are included in the earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

Foreign Exchange Risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar and the Canadian dollar.  The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	FINANCIAL INSTRUMENTS (continued)

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2010	Fair Value as at March 31, 2009
Interest rate swap contracts liability	Current liability	$ 2,298	$ 3,899

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (gain) loss -Recognized in earnings	Year ended March 31, 2010	Year ended March 31, 2009
Interest rate swap contracts liability	Other (income) and expenses	$ (2,069)	$ 2,811

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	EARNINGS PER SHARE

The Company has a total of 13,404,649 common shares issued and outstanding, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 15,491,006 shares for the year ended March 31, 2010 and 14,978,311 shares for the year ended March 31, 2009 based on the calculations set forth below. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 13,071,651 and 12,558,956 for 2010 and 2009. There were no warrants outstanding as of March 31, 2010 and March 31, 2009. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option were identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option had an exercise price of $6.25 per share.  The option was exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company on March 3, 2006 and expired on October 12, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis for March 31, 2009 as the exercise price of $9.90 exceeded the estimated market value.

	Year ended March 31, 2010	Year ended March 31, 2009

Numerator:
Net income (loss) before preferred dividends	$2,743	$(7,174)
Preferred stock dividends	(1,936)	(1,589)
Net income (loss) applicable to common stockholders	$807	$(8,763)
Denominator:
Weighted average common shares for basic EPS	13,071,651	12,558,956
Effect of dilutive securities:
Average price during period	3.45	4.65
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	13,071,651	12,558,956
Basic EPS	$0.06	$(0.70)
Diluted EPS	$0.06	$(0.70)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	ACQUIRED MANAGEMENT BONUS PROGRAM

On March 3, 2006, in connection with the closing of the acquisition of Lower Lakes, the Company adopted a management bonus program (“the Program”), the participants of which were employed by Lower Lakes or its affiliates.  Participants were eligible to receive awards based on a formula that adjusts an aggregate initial plan account balance of $3,000 by audited earnings before interest, taxes, depreciation and amortization for the fiscal years ended March 31, 2007 and 2008.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants of the management bonus program. Pursuant to the terms of the Program, Rand issued 478,232 shares of common stock to the employee participants for $2,645. In addition, $467 was paid in cash to former employee participants and for payments of certain participants’ withholding taxes. The Company has remaining liabilities of $54 ($103 as of March 31, 2009) for this program.

22.	VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (“VIE”s).

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

In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the “Option Agreement”) with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000, subject to certain adjustments. The option is exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT receives a bona fide offer from a third party to purchase the Trader which VMT wishes to accept, Lower Lakes shall have the right to acquire the Trader at the option price.

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

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for the Company, the Company is not deemed the “Primary Beneficiary” of Voyageur because Voyageur manages its own vessel costs and absorbs the majority of expected losses or receives the majority of expected residual returns. The Company has guaranteed Voyageur’s indebtedness to enable the undisrupted use in providing transportation and storage services for Rand’s customers. However, the orderly liquidation value of the vessel exceeds the Voyageur’ indebtedness, such that the Company’s exposure is limited. The maximum exposure of the Company in the event of a Voyageur default is CDN $1,250, representing the guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option, the value of which is also less than the orderly liquidation value. Therefore, the Company is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with Lower Lakes.  The Company continues to evaluate new investments for the application of consolidation and regularly reviews all existing entities in connection with any reconsideration events  that may result in an entity becoming a VIE or the Company becoming the primary beneficiary of an existing VIE. There is no change in a previous conclusion about whether a VIE should be consolidated. The Company has not provided support to the Voyageur group of companies when it was not contractually obliged to do so.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by companies controlled by our chief executive officer and our president. Such related parties have agreed that it will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. The Company agreed to pay such affiliates $12 per month effective October 16, 2006, such that total lease expense for the year paid to such affiliates was $144 in the fiscal year ended March 31, 2010 and $144 in the fiscal year ended March 31, 2009.  The Company reimbursed such affiliates for certain out of pocket costs of $15 in 2010 and $28 in 2009 for office expenses. The consolidated statements of operations for the fiscal years ended March 31, 2010 and 2009 include $159 and $172 respectively, related to this agreement.

24.	ECONOMIC DEPENDENCE

The Company had two major customers in excess of 10% of revenue in 2010 and 2009.  The customers in excess of 10% of revenues accounted for a total of 26% of net revenue in the fiscal year ended March 31, 2010 and 33% of net revenue in the fiscal year ended March 31, 2009.

25.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

ASC 220, “Comprehensive Income”; establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources.  Comprehensive income (loss) is reflected in the Consolidated Statement of Stockholder’s equity and Other Comprehensive Income (Loss).  The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive income (loss) consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency.  Included in comprehensive income (loss) and accumulated other comprehensive income (loss) are the effects of foreign currency translation adjustments income of $6,670 in the fiscal year ended March 31, 2010 ($6,656 loss in fiscal year ended March 31, 2009).

26.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date and time the financial statements were issued and no event has occurred from the balance sheet date that would impact the consolidated financial statements.