Form 10-Q
period 2010-09-30
Rand Logistics, Inc.
filed 2010-11-10
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

13,466,836 shares of Common Stock, par value $.0001, were outstanding at November 9, 2010.

RAND LOGISTICS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30,	March 31,
	2010	2010
ASSETS
CURRENT
Cash and cash equivalents	$15,837	$943
Accounts receivable (Note 3)	18,199	3,922
Prepaid expenses and other current assets (Note 4)	4,221	3,506
Income taxes receivable	31	159
Deferred income taxes	515	262
Total current assets	38,803	8,792
PROPERTY AND EQUIPMENT, NET (Note 6)	95,824	98,479
DEPOSITS ON PURCHASE OF EQUIPMENT	46	-
LOAN TO EMPLOYEE	250	250
OTHER ASSETS	535	541
DEFERRED INCOME TAXES	9,075	8,583
DEFERRED DRYDOCK COSTS, NET (Note 7)	5,692	7,129
INTANGIBLE ASSETS, NET (Note 8)	13,526	14,000
GOODWILL (Note 8)	10,193	10,193
Total assets	$173,944	$147,967
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$-	$-
Accounts payable	6,368	7,864
Accrued liabilities (Note 10)	13,057	11,085
Interest rate swap contracts (Note 18)	2,666	2,298
Income taxes payable	-	266
Deferred income taxes	262	-
Current portion of long-term debt (Note 11)	4,920	4,728
Total current liabilities	27,273	26,241
LONG-TERM DEBT (Note 11)	74,946	57,924
OTHER LIABILITIES	238	238
DEFERRED INCOME TAXES	11,823	12,086
Total liabilities	114,280	96,489
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value,
Authorized 1,000,000 shares, Issued and outstanding 300,000
shares (Note 14)	14,900	14,900
Common stock, $.0001 par value
Authorized 50,000,000 shares, Issuable and outstanding
13,466,836 shares (Note 14)	1	1
Additional paid-in capital	64,489	63,906
Accumulated deficit	(20,458)	(28,421)
Accumulated other comprehensive income	732	1,092
Total stockholders’ equity	59,664	51,478
Total liabilities and stockholders’ equity	$173,944	$147,967

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUE
Freight and related revenue	$30,306	$28,136	$58,712	$52,281
Fuel and other surcharges	6,321	5,467	12,685	8,776
Outside voyage charter revenue	2,168	2,640	4,206	4,437
TOTAL REVENUE	38,795	36,243	75,603	65,494
EXPENSES
Outside voyage charter fees (Note 15)	2,170	2,634	4,201	4,420
Vessel operating expenses	26,097	19,608	49,724	37,494
Repairs and maintenance	-	63	44	717
General and administrative	2,313	1,796	4,664	4,193
Depreciation	1,774	2,373	3,558	4,381
Amortization of drydock costs	684	602	1,374	1,180
Amortization of intangibles	288	429	579	838
Loss (gain) on foreign exchange	19	(39)	5	8
	33,345	27,466	64,149	53,231
OPERATING INCOME	5,450	8,777	11,454	12,263
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,369	1,482	2,658	2,911
Interest income	(7)	(4)	(23)	(5)
Loss (gain) on interest rate swap contracts (Note 18)	78	(296)	377	(1,569)
	1,440	1,182	3,012	1,337
INCOME BEFORE INCOME TAXES	4,010	7,595	8,442	10,926
PROVISION (RECOVERY) FOR INCOME TAXES (Note 5)
Current	98	69	174	69
Deferred	(1,724)	1,629	(817)	2,675
	(1,626)	1,698	(643)	2,744
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	5,636	5,897	9,085	8,182
PREFERRED STOCK DIVIDENDS	581	477	1,122	920
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$5,055	$5,420	$7,963	$7,262
Net income per share basic (Note 19)	$0.38	$0.42	$0.59	$0.56
Net income per share diluted	$0.36	$0.38	$0.57	$0.53
Weighted average shares basic	13,450,376	12,909,014	13,446,508	12,900,020
Weighted average shares diluted	15,869,731	15,328,369	15,865,863	15,319,375

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Loss)	Equity
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	--	--	--	--	--	2,743	--	2,743	2,743
Preferred stock dividends	--	--	--	--	--	(1,936)	--	--	(1,936)
Stock issued in lieu of cash compensation	158,325	--	--	--	500	--	--	--	500
Stock issued under employees retirement plan	201,902	--	----	--	622	--	--	--	622
Restricted stock issued	116,351	--	--	--	459	--	--	--	459
Unrestricted stock issued	37,144	--	--	--	128	--	--	-	128
Stock options issued (Note 14)	--	--	--	--	522	--	--	--	522
Translation adjustment	--	--	--	--	--	--	6,670	6,670	6,670
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478
Net income	--	--	--	--	--	3,449	--	3,449	3,449
Preferred stock dividends	--	--	--	--	--	(541)	--	--	(541)
Stock issued under employees retirement plan	2,434	--	--	--	13	--	--	--	13
Restricted stock issued	37,133	--	--	--	197	--	--	--	197
Unrestricted stock issued	3,648	--	--	--	19	--	--	--	19
Stock options issued (Note 14)	--	--	--	--	130	--	--	--	130
Translation adjustment	--	--	--	--	--	--	(1,408)	(1,408)	(1,408)
Balances, June 30, 2010	13,447,864	$1	300,000	$14,900	$64,265	$(25,513)	$(316)	$2,041	$53,337
Net income	--	--	--	--	--	5,636	--	5,636	5,636
Preferred stock dividends	--	--	--	--	--	(581)	--	--	(581)
Stock issued in lieu of cash compensation	15,153	--	--	--	74	--	--	--	74
Unrestricted stock issued	3,819	--	--	--	19	--	--	--	19
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Translation adjustment	--	--	--	--		--	1,048	1,048	1,048
Balances, September 30, 2010	13,466,836	$1	300,000	$14,900	$64,489	$(20,458)	$732	$6,684	$59,664

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended	Six months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,085	$8,182
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization of drydock costs	4,932	5,561
Amortization of intangibles and deferred financing costs	815	1,033
Deferred income taxes	(817)	2,675
Loss (gain) on interest rate swap contracts	377	(1,569)
Equity compensation	583	432
Deferred drydock costs paid	(58)	--
Changes in operating assets and liabilities:
Accounts receivable	(14,277)	(16,220)
Prepaid expenses and other current assets	(715)	(508)
Accounts payable and accrued liabilities	2,480	2,037
Other assets and liabilities	6	--
Income taxes payable (net)	(138)	69
	2,273	1,692
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,873)	(2,476)
Deposits on purchase of equipment	(46)	--
	(4,919)	(2,476)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	18,753	--
Long-term debt repayment	(1,641)	(2,219)
Debt financing costs	(469)	--
Proceeds from bank indebtedness	13,797	13,457
Repayment of bank indebtedness	(13,501)	(5,189)
	16,939	6,049
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	601	(47)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,894	5,218
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	943	1,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,837	$7,171
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$2,498	$2,670
Payment of income taxes	$276	$35
Unpaid purchases of property and equipment	$140	$77

The accompanying notes are an integral part of these consolidated financial statements.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”) and Rand LL Holdings Corp. (“Rand LL Holdings”), 100% subsidiaries of the Company, and the accounts of Lower Lakes Towing Ltd. (“Lower Lakes”), Lower Lakes Transportation Company (“Lower Lakes Transportation”) and Grand River Navigation Company, Inc. (“Grand River”), each of which is a 100% subsidiary of Rand LL Holdings Corp.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts as of March 31, 2010 are derived from the March 31, 2010 audited consolidated financial statements. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2010.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers and other accounts receivable including insurance and Harmonized Sales Tax refunds accounting for the balance.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due. The Company has an allowance for doubtful accounts of $222 as of September 30, 2010 and $225 as of March 31, 2010.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2010.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill and indefinite-lived intangible assets

The Company annually reviews the carrying value of intangible assets not subject to amortization and   goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2010, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary. There were no events or changes in circumstances during the six month period ended September 30, 2010 that indicated that their carrying amounts may not be recoverable.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2010.

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

Use of Estimates

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

The disclosure requirements of ASC 820 related to the Company’s assets and liabilities are presented in Note 18.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS

Fair value measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, "Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The Company adopted the guidance in ASU 2010-06 on April 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010.  This adoption expanded disclosures only, and did not have any impact on the Company’s consolidated financial statements.

Consolidation of variable interest entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update became effective as of the beginning first annual reporting period beginning after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company adopted the guidance in ASU 2009-17 on April 1, 2010. The disclosure requirements of ASU 2009-17 are presented in Note 20.

Multiple-deliverable revenue arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-deliverable revenue arrangements” (“ASU 2009-13”), which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, result of operations or cash flows of the Company.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Equity: Accounting for distributions to shareholders with components of stock and cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for distributions to shareholders with components of stock and cash” (“ASU 2010-01”).  ASU 2010-01 amends the ASC 505-20, “Equity-Stock Dividends and Stock Splits” to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.   The Company adopted the guidance in ASU 2010-01 on April 1, 2010, which did not have any impact on the Company’s financial statements.

Consolidation: Accounting and reporting for decreases in ownership of a subsidiary – a scope clarification

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“ASU 2010-02”).  ASU 2010-02 amends the ASC 810-10, “Consolidation—Overall” to clarify that the scope of the decrease in ownership provisions and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009. The Company adopted the guidance in ASU 2010-02 on April 1, 2010, which did not have any impact on our consolidated financial statements as we have not had such decreases in ownership of our subsidiaries.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 2010-20. For public companies, the amendments that require disclosure as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. The Company does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $222 as of September 30, 2010 and $225 as of March 31, 2010. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows:  management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30,	March 31,
	2010	2010
Prepaid insurance	$753	$444
Fuel and lubricants	2,728	2,080
Deposits and other prepaids	740	982
	$4,221	$3,506

5.	INCOME TAXES

The Company's effective tax rate was a benefit of 7.6% for the six month period ended September 30, 2010 compared to income tax expense of 25.1% for the six month period ended September 30, 2009.  The Company’s provision (recovery) for income taxes decreased from the prior year due to lower net income before taxes in the current year, a change in mix of income between the U.S. and Canada and changes in the Company’s forecasted U.S. and Canadian effective tax rates from the previous quarter.

The effective tax rate for the six month period ended September 30, 2010 was lower than the statutory tax rate because the Company’s Canadian tax expense was more than offset by the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations and a negative U.S. state effective tax rate resulting from unfavorable permanent book to tax differences.

The effective tax rate for the three and six month period ended September 30, 2009 was lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the U.S. Federal tax provision that was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30,	March 31,
	2010	2010

Cost:
Vessels	$119,882	$119,181
Leasehold improvements	2,209	2,150
Furniture and equipment	265	268
Vehicles	22	22
Computer, communication equipment and purchased software	2,337	2,348
	$124,715	$123,969
Accumulated depreciation:
Vessels	$27,146	$24,018
Leasehold improvements	717	616
Furniture and equipment	110	95
Vehicles	8	7
Computer, communication equipment and purchased software	910	754
	28,891	25,490
	$95,824	$98,479

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30,	March 31,
	2010	2010

Drydock expenditures	$13,765	$13,884
Accumulated amortization	8,073	6,755
	$5,692	$7,129

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2009	$7,274
Deferred drydock costs accrued	1,151
Amortization of deferred drydock costs	(2,425)
Foreign currency translation adjustment	1,129
Balance as of March 31, 2010	$7,129
Deferred drydock costs accrued	-
Amortization of deferred drydock costs	(690)
Foreign currency translation adjustment	(194)
Balance as of June 30, 2010	$6,245
Deferred drydock costs accrued	-
Amortization of deferred drydock costs	(684)
Foreign currency translation adjustment	131
Balance as of September 30, 2010	$5,692

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2010	March 31, 2010
Intangible assets:
Deferred financing costs	$2,617	$2,149
Trademarks and trade names	1,001	1,010
Customer relationships and contracts	15,927	16,093
Total identifiable intangibles	$19,545	$19,252
Accumulated amortization:
Deferred financing costs	$1,130	$901
Trademarks and trade names	458	412
Customer relationships and contracts	4,431	3,939
Total accumulated amortization	6,019	5,252
Total intangible assets	$13,526	$14,000
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Period ending September 30, 2011	$1,757
Period ending September 30, 2012	1,757
Period ending September 30, 2013	1,459
Period ending September 30, 2014	1,162
Period ending September 30, 2015	1,162
$7,297

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	BANK INDEBTEDNESS

As discussed in detail in Note 11, the Company amended and restated its Credit Agreement with its senior lender on February 13, 2008 as subsequently amended.  At each of September 30, 2010 and March 31, 2010, the Company had authorized operating lines of credit under this agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing CDN $Nil at September 30, 2010 and at March 31, 2010 and US $Nil at September 30, 2010 and at March 31, 2010, and maintained letters of credit of CDN $1,394 (CDN $1,394 as at March 31, 2010).  The Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 2.5% or Canadian 30 day BA rate plus 3.5% on Canadian Dollar borrowings, and the U.S. Base rate plus 2.5% or LIBOR plus 3.5% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants described in Note 11. Such interest rate margin will increase by 0.25% in November 2010. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of September 30, 2010, the Company had additional credit availability of US $11,695 on the combined lines of credit based on eligible receivables and the seasonal overadvance facility.

10.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,	March 31,
	2010	2010
Payroll compensation and benefits	$2,270	$2,270
Preferred stock dividends	6,238	5,117
Professional fees	595	652
Interest	437	200
Winter work and capital expenditures	56	799
Capital and franchise taxes	235	101
Other	3,226	1,946
	$13,057	$11,085

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2010), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2010), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian Dollar denominated term loan facility under which Lower Lakes Towing borrowed CDN $41,700 (iv) a US Dollar denominated term loan facility under which Grand River borrowed US $22,000 and (v) a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

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

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.5% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.5% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.5% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.5% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 4.75% per annum. The interest rate margin is adjustable quarterly commencing on the second quarter of the fiscal year ended March 31, 2009, based upon the borrowers’ senior debt to EBITDA ratio as defined and calculated in accordance with the Amended and Restated Credit Agreement. Such interest rate margin will increase by 0.25% in November 2010.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

Obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers and (iii) a pledge by the Company of all of the outstanding capital stock of Rand LL Holdings and Rand Finance.  The indebtedness of each borrower under the Amended and Restated Credit Agreement is unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

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

On June 23, 2009, the Company further amended its Amended and Restated Credit Agreement. Under this Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amount of the combined seasonal overadvance facilities that is available to borrow from $8,000 to $10,000 and duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

On August 9, 2010, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”), amending the Amended and Restated Credit Agreement to which the borrowers are a party, dated as of February 13, 2008.

The Third Amendment provides for (i) an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20,000 to finance a new engine for the Michipicoten and certain other capital expenditures, (ii) a modification to the Senior Funded Debt to EBITDA Ratio and (iii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) is repayable in quarterly installments of CDN $695 commencing December, 2010, increasing to CDN $936 commencing September, 2011 and maturing on April 1, 2013.

The Company was in compliance with all the covenants as of September 30, 2010 and March 31, 2010.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	LONG-TERM DEBT (continued)

The effective interest rates on the term loans at September 30, 2010, including the effect from interest rate swap contracts, were 6.06% (6.8% at March 31, 2010) on the Canadian term loan, 6.09% (5.44% at March 31, 2010) on the Canadian engine loan and 7.15% (7.15% at March 31, 2010) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.24% (3.94% at March 31, 2010) on the Canadian term loan, 6.09% (5.44% at March 31, 2010) on the Canadian engine loan and 3.80% (3.75% at March 31, 2010) on the US term loan.

			September 30, 2010	March 31, 2010
a	)	Canadian term loan bearing interest at Canadian Prime rate plus 2.5% or Canadian BA rate plus 3.5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until June 1, 2011 with no payment for September 1, 2010, and increasing to CDN $936 commencing September 1, 2011 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$54,558	$36,262
b	)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	6,608	6,957
c	)	US term loan bearing interest at LIBOR rate plus 3.5% or US base rate plus 2.5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	18,700	19,433
			$79,866	$62,652
		Less amounts due within 12 months	4,920	4,728
			$74,946	$57,924

Principal payments are due as follows:

Period ending September 30, 2011	$4,920
Period ending September 30, 2012	5,622
Period ending September 30, 2013	69,324
$79,866

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

The Company does not have any leases which meet the criteria of a capital lease.  Leases which do not qualify as capital leases are classified as operating leases.  Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Six months ended September 30, 2010	Six months ended September 30, 2009
Operating leases	$67	$59	$137	$117
Operating subleases	36	36	72	72
	$103	$95	$209	$189

The Company’s future minimum rental commitments under other operating leases are as follows.

Period ending September 30, 2011	$233
Period ending September 30, 2012	170
Period ending September 30, 2013	102
Period ending September 30, 2014	69
Period ending September 30, 2015	65
Thereafter	226
$865

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $238 for the three months ended September 30, 2010 ($232 for three months ended September 30, 2009) and $476 for the six months ended September 30, 2010 ($464 for the six months ended September 30, 2009). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments increase at the Consumer Price Index, capped at a maximum annual increase of 3%.

Period ending September 30, 2011	$715
Period ending September 30, 2012	715
Period ending September 30, 2013	715
Period ending September 30, 2014	715
Period ending September 30, 2015	714
Thereafter	2,383
$5,957

On July 27, 2010, the Company announced it will be converting Lower Lakes’ last steam powered vessel, the SS Michipicoten, to diesel power consistent with the engine replacement completed on the Saginaw in 2008. This project is estimated to cost approximately US $15,000.  As of September 30, 2010, Lower Lakes had signed contractual commitments with several suppliers totaling US $8,283 in connection with the repowering project.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, an accrual of $679 as of September 30, 2010 and $944 as of March 31, 2010 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2010 was $6,238 and at March 31, 2010 was $5,117. As of September 30, 2010, the effective rate of preferred dividends was 11.25% (10.75% as of March 31, 2010). The rate will increase to 11.75% effective January 1, 2011 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Amended and Restated Credit Agreement.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	STOCKHOLDERS’ EQUITY (continued)

On January 17, 2007, the Company awarded 215,000 shares of its common stock to two key executives. The shares of common stock awarded (the “Restricted Shares”) were not registered under the Securities Act of 1933 (the “Act”) and constitute “restricted securities” within the meaning of the Act. The Restricted Shares were awarded pursuant to Restricted Share Award Agreements, dated January 17, 2007.  The shares were valued at the closing price on January 17, 2007 of $6.72 per share. The Company recorded expense of $Nil in 2010 and $361 in 2009 related to such awards. Pursuant to the Award Agreements: 44% of the Restricted Shares vested on the date of the award; 6% of the Restricted Shares vested on March 31, 2007; 25% of the Restricted Shares vested on March 31, 2008; and 25% of the Restricted Shares vested on March 31, 2009. However, in order to facilitate the Company’s federal and state tax withholding obligations in respect of the Restricted Stock awards, all of the Restricted Shares which vested on the date of the award were withheld by the Company, which paid the withholding taxes, resulting in 120,400 shares actually issued. On October 13, 2009, the Company awarded 39,660 shares, valued at the average of high and low price on that day of $3.17, to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of  $13 for six month period ended September 30, 2010 related to such award and $ Nil for six month period ended September 30, 2009. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $4.34. The Company recorded expense of $56 for six month period ended September 30, 2010 and $ Nil for Six month period September 30, 2009. The February 24, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. Also on April 5, 2010 the Company issued 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $5.32. The Company recorded expense of $130 for six month period ended September 30, 2010, including cash compensation related to tax withholding of such awards. The April 5, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2010, a total of 950,126 shares (1,012,313 shares at March 31, 2010) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through September 30, 2010 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the twelve months ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the six months ended September 30, 2010, the Company awarded 7,467 shares for services from April 1, 2010 through September 30, 2010. Grant date fair market value for all these awards is the average of the high and low trading prices on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants of the Company’s management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2010 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected Volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at September 30, 2010, had a remaining weighted average contractual life of approximately seven years and six months. The Company has recorded compensation expenses of $261 for the six months ended September 30, 2010 ($262 for six months ended September 30, 2009). Two thirds of the stock options granted in February 2008 (243,199) and two thirds of the stock options granted in July 2008 (236,586), had vested as of September 30, 2010.

Shares issued under Employees’ Retirement Savings Plans- The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP for the period from July 1, 2009 through September 30, 2010.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil for three months ended September 30, 2010 and $13 of equity for the six months period ended September 30, 2010 ($170 for the three and six month periods ended September 30, 2009) of such accrued compensation expense.

Shares issued in lieu of cash compensation- The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that three of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low trading prices on the date of grant. The shares were issued under the LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives and outside directors’ compensation reverted back to cash. On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low trading prices on the date of grant. The shares were issued under the LTIP and vested immediately.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

16.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Six months ended September 30, 2010	Six months ended September 30, 2009
Bank indebtedness	$81	$145	$210	$279
Amortization of deferred financing costs	133	99	236	195
Long-term debt – senior	782	689	1,422	1,409
Interest rate swaps	373	549	790	1,028
	$1,369	$1,482	$2,658	$2,911

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280, “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Six months ended September 30, 2010	Six months ended September 30, 2009
Revenue by country
Canada	$24,786	$22,985	$46,540	$42,354
United States	14,009	13,258	29,063	23,140
	$38,795	$36,243	$75,603	$65,494

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2010	March 31, 2010
Property and equipment by country
Canada	$68,320	$69,798
United States	27,504	28,681
	$95,824	$98,479

Intangible assets by country
Canada	$10,764	$11,039
United States	2,762	2,961
	$13,526	$14,000

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$122,601	$103,297
United States	51,343	44,670
	$173,944	$147,967

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and March 31, 2010:

		Fair Value Measurements at September 30, 2010			Fair Value Measurements at March 31, 2010
	Carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)	Carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$2,666	$-	$2,666	$2,298	$-	$2,298

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts are terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month period ended September 30, 2010.

The Company has recorded a liability of $2,666 as of September 30, 2010 ($2,298 as of March 31, 2010) for two interest rate swap contracts on the Company’s term debt. For the six month period ended September 30, 2010, the fair value adjustment of the interest rate swap contracts has resulted in a loss of $377 (gain of $1,569 for six month period ended September 30, 2009). These gains and losses are included in the earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

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

The Company is exposed to interest rate risk due to its long-term debt agreement, which requires that at least 50% of the outstanding term debt is hedged with interest rate swaps. Effective February 15, 2008, the Company entered into a CDN $49,700 interest rate swap derivative to pay interest at a fixed rate of approximately 4.09% on its CDN $49,700 term debt and receive 3-month BA variable rate interest payments quarterly through April 1, 2013.  The notional amount of the Canadian debt swap decreases with each then scheduled principal payment, except that the hedged amount decreased an additional CDN $15,000 on December 1, 2009.  Additionally, effective February 15, 2008, the Company entered into a US $22,000 interest rate swap derivative to pay interest at a fixed rate of approximately 3.65% on its US $22,000 term debt and receive 3-month LIBOR variable rate interest payments quarterly through April 1, 2013.  The notional amount of the US debt swap decreases with each scheduled principal payment.

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2010	Fair Value as at March 31, 2010
Interest rate swap contracts liability	Current liability	$2,666	$2,298

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Three months ended September 30, 2010	Three months ended September 30, 2009	Six months ended September 30, 2010	Six months ended September 30, 2009
Interest rate swap contracts liability	Other (income) and expenses	$78	$(296)	$377	$(1,569)

Credit Risk

Accounts receivable credit risk is mitigated by the dispersion of the Company’s customers among industries and the short shipping season.

Liquidity Risk

The ongoing tightened credit in financial markets and continued general economic downturn may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, could negatively impact the Company’s ability to collect accounts receivable on a timely basis, and could affect the eligible receivables that are collateral for the Company’s lines of credit.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	EARNINGS PER SHARE

The Company has a total of 13,466,836 common shares issued and outstanding out of an authorized total of 50,000,000 common shares for the three month period ended September 30, 2010.  The fully diluted totals of 15,869,731 shares for the three month period ended September 30, 2010 and 15,328,369 shares for the three month period ended September 30, 2009 are based on the calculations set forth below. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20. In connection with the Company’s initial public offering, the Company issued to the representative of the underwriters in the initial public offering, for a de minimus amount, an option to purchase up to a total of 300,000 units, with each unit consisting of one share of common stock and two warrants.  The units issuable upon exercise of the option were identical to those issued in the Company’s initial public offering except that the warrants included in the units underlying the option had an exercise price of $6.25 per share.  The option was exercisable by the holder at $9.90 per unit commencing upon the consummation of a business combination by the Company on March 3, 2006 and expired on October 12, 2009.  The underwriter units are excluded from the dilution calculation on an annual basis for September 30, 2009 as the exercise price of $9.90 exceeded the estimated market value.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Six months ended September 30, 2010	Six months ended September 30, 2009
Numerator:
Net income before preferred stock dividend	$5,636	$5,897	$9,085	$8,182
Preferred stock dividends	(581)	(477)	(1,122)	(920)
Net income available to common stockholders	$5,055	$5,420	$7,963	$7,262

Denominator:
Weighted average common shares for basic EPS	13,450,376	12,909,014	13,446,508	12,900,020
Effect of dilutive securities:
Average price during period	4.92	2.98	5.00	3.29
Long-term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	--	--	--	--
Dilutive shares due to options	--	--	--	--
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	15,869,731	15,328,369	15,865,863	15,319,375
Basic EPS	$0.38	$0.42	$0.59	$0.56
Diluted EPS	$0.36	$0.38	$0.57	$0.53

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2010.

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

 Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels, including one vessel operated under a contract of affreightment.  From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility, integrated steel and food industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Results of Operations

Three month period ended September 30, 2010 compared to the three month period ended September 30, 2009:

(1)
We experienced mechanical incidents on four vessels during the three month period ended September 30, 2010, resulting in approximately 41 days of downtime (including 23 Sailing Days, which we define as days a vessel is crewed and available for sailing) and approximately $0.7 million in repair costs below our insurance deductible limits.  In addition, we recorded approximately $1.3 million of assessments from one of our insurance carriers due to unusually large losses experienced in the current policy year.  Our inability to utilize such vessels during repairs created inefficiencies in our trade patterns caused by substituting sub-optimal vessels into the trade routes of the affected vessels.

(2)
The three month period ended September 30, 2010 was also highlighted by other several significant changes compared to the three month period ended September 30, 2009.  There was an overall increase in demand in our markets during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009, when a weakened economy delayed the start of the 2009 sailing season.  During the three month period ended September 30, 2010, a stronger steel industry sharply increased shipments of ore and, to a lesser extent, coal and aggregates. There were also modest increases in our grain markets, offset by modest reductions in our salt markets compared to the three month period ended September 30, 2009.

(3)
We experienced a 4.0% increase in freight revenue excluding the impact of currency during the three month period ended September 30, 2010, which was lower than the overall market increase due to the mechanical incidents and our lower reliance on the steel industry compared to our competitors.  This increase was attributable to an increase in the number of Sailing Days and price increases.  Our outside charter business decreased 17.9% during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.

(4)
Our total Sailing Days increased 81 days, or 8.1%, to 1,081 Sailing Days during the three month period ended September 30, 2010 from 1,000 Sailing Days during the three month period ended September 30, 2009. The increase in Sailing Days was a result of stronger overall markets, including the sailing of the McKee Sons, which did not sail during the first half of the three month period ended September 30, 2009, offset by the loss of 23 Sailing Days due to mechanical incidents during the three month period ended September 30, 2010.  We also lost approximately 19 Sailing Days in October arising from repairs relating to these incidents.

(5)
We benefited from additional new business and contractual rate increases from existing customers during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to increased Sailing Days, higher fuel prices and a stronger Canadian dollar during the three month period ended September 30, 2010, fuel surcharge revenues increased 15.6% compared to the three month period ended September 30, 2009.

(7)
The Canadian dollar strengthened by approximately 5.6% versus the U.S. dollar, averaging approximately $0.962 USD per CDN during the three month period ended at September 30, 2010 compared to approximately $0.911 USD per CDN during the three month period ended September 30, 2009.  The Company’s balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2010, to $0.972 USD per CDN at September 30, 2010.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Three month period ended September 30, 2010	Three month period ended September 30, 2009	$ Change	% Change
Revenue:
Freight and related revenue	$30,306	$28,136	$2,170	7.7%
Fuel and other surcharges	6,321	5,467	854	15.6%
Outside voyage charter revenue	2,168	2,640	(472)	(17.9)%
Total	$38,795	$36,243	$2,552	7.0%

Expenses:
Outside voyage charter fees	$2,170	$2,634	$(464)	(17.6)%
Vessel operating expenses	$26,097	$19,608	$6,489	33.1%
Repairs and maintenance	$-	$63	$(63)	(100.0)%

Sailing Days:	1,081	1,000	81	8.1%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$28,035	$28,136	$(101)	(0.4)%
Fuel and other surcharges	$5,847	$5,467	$380	7.0%

Expenses per Sailing Day:
Vessel operating expenses	$24,142	$19,608	$4,534	23.1%
Repairs and maintenance	$-	$63	$(63)	(100.0)%

Management believes that each of our vessels should achieve approximately 92 Sailing Days in an average second fiscal quarter, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay-up period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Three month period ended September 30, 2009	1,000	$28,136	$5,467	$2,640	$36,243	$19,608

Changes in the three month period ended September 30, 2010:

Increase attributable to stronger Canadian dollar	-	$1,054	$180	$89	$1,323	$921

Net increase attributable to increased customer demand (excluding currency impact)	104	$1,116	$674	$-	$1,790	$3,637

Cost of repairs of incidents and assessments from an insurance carrier	(23)	-	-	-	-	$1,931

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(561)	$(561)	$-

Sub-Total	81	$2,170	$854	$(472)	$2,552	$6,489
Three month period ended September 30, 2010	1,081	$30,306	$6,321	$2,168	$38,795	$26,097

Total revenue during the three month period ended September 30, 2010 was $38.8 million, an increase of $2.6 million, or 7.0%, compared to $36.2 million during the three month period ended September 30, 2009.  This increase was primarily attributable to a stronger Canadian dollar, increased freight revenue and higher fuel surcharges.

Freight and related revenue generated from Company-operated vessels increased $2.2 million, or 7.7%, to $30.3 million during the three month period ended September 30, 2010 compared to $28.1 million during the three month period ended September 30, 2009.  Freight and related revenue per Sailing Day decreased $101, or 0.4%, to $28,035 per Sailing Day in the three month period ended September 30, 2010 compared to $28,136 per Sailing Day in the three month period ended September 30, 2009.  This decrease was attributable to inefficiencies in our trade patterns due to recent mechanical incidents, offset by a stronger Canadian dollar and price increases in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.

Fuel and other pass through surcharges increased $0.8 million, or 15.6%, to $6.3 million during the three month period ended September 30, 2010 compared to $5.5 million during the three month period ended September 30, 2009. Fuel and other surcharges revenue per Sailing Day increased $380 to $5,847 per Sailing Day in the three month period ended September 30, 2010 compared to $5,467 in the three month period ended September 30, 2009.

Outside voyage charter revenues decreased $472, or 17.9%, to $2.2 million during the three month period ended September 30, 2010 compared to $2.6 million during the three month period ended September 30, 2009.  The decrease in outside voyage charter revenue was primarily attributable to the timing of 2010 deliveries that could be carried by our own vessels, slightly offset by a stronger Canadian dollar.

Index

Vessel operating expenses increased $6.5 million, or 33.1%, to $26.1 million in the three month period ended September 30, 2010 compared to $19.6 million in the three month period ended September 30, 2009.  This increase was primarily attributable to the costs of incidents, assessments from one of our insurance carriers, increased costs from operating our vessels for 81 additional Sailing Days, the higher costs of a stronger Canadian dollar and higher fuel costs.  Vessel operating expenses per Sailing Day increased $4,534, or 23.1%, to $24,142 per Sailing Day in the three month period ended September 30, 2010 compared to $19,608 in the three month period ended September 30, 2009.

Our general and administrative expenses increased $0.5 million to $2.3 million during the three month period ended September 30, 2010 compared to $1.8 million in the three month period ended September 30, 2009.  The increase in general and administrative expenses was primarily attributable to higher legal costs, a stronger Canadian dollar and higher restricted stock amortization expense.  Our general and administrative expenses represented 6.0% of revenues during the three month period ended September 30, 2010, an increase from 5.0% of revenues during the three month period ended September 30, 2009.  During the three month period ended September 30, 2010, $0.6 million of our general and administrative expenses was attributable to our parent company and $1.7 million was attributable to our operating companies.

Depreciation expense decreased $0.6 million to $1.8 million during the three month period ended September 30, 2010 compared to $2.4 million during the three month period ended September 30, 2009.  The decrease was primarily attributable to completion after the three month period ended September 30, 2009 of the depreciation of one of our vessels acquired in our March 2006 acquisition of Lower Lakes, offset by increased depreciation from capital expenditures during the fiscal 2010 winter lay-up period and a stronger Canadian dollar.

Amortization of drydock costs increased $82 to $0.7 million during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 due to the drydock of the Manistee during the fiscal 2010 winter lay-up period and the stronger Canadian dollar.  During the three month period ended September 30, 2010, the Company amortized the deferred drydock costs of eight of its twelve vessels compared to seven vessels during the three month period ended September 30, 2009.

Amortization of intangibles decreased $141 to $288 during the three month period ended September 30, 2010 from $429 during the three month period ended September 30, 2009 primarily due to the completion of amortizing certain acquired non-competition agreements during the three month period ended September 30, 2009.

As a result of the items described above, during the three month period ended September 30, 2010, the Company’s operating income decreased $3.4 million to $5.4 million compared to $8.8 million during the three month period ended September 30, 2009.

Interest expense decreased $113 to $1.4 million during the three month period ended September 30, 2010 from $1.5 million during the three month period ended September 30, 2009.  This decrease in interest expense was primarily a result of lower interest rates, including the benefit of a decrease in our applicable margin of 0.25% on most of our borrowings compared to the three month period ended September 30, 2009, and the expiration of interest rate swaps on $15.0 million of our Canadian term loan after the three month period ended September 30, 2009, partially offset by a stronger Canadian dollar during the three month period ended September 30, 2010.

We recorded a net loss on interest rate swap contracts of $78 during the three month period ended September 30, 2010 compared to a gain of $296 in the three month period ended September 30, 2009 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.

Our income before income taxes was $4.0 million in the three month period ended September 30, 2010 compared to income before income taxes of $7.6 million in the three month period ended September 30, 2009.

Our provision for income taxes was a benefit of $1.6 million during the three month period ended September 30, 2010 compared to income tax expense of $1.7 million during the three month period ended September 30, 2009.  The Company's provision for income taxes changed from a tax expense to a tax benefit due to lower net income before taxes in the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009, and a change in the Company’s full year forecasted U.S. and Canadian effective tax rates from the previous quarter. The revised tax rates have been applied on a year to date basis to income (recovery) before taxes.  The Company’s effective tax rate was a benefit of 40.5% for the three month period ended September 30, 2010 compared to income tax expense of 22.4% for the three month period ended September 30, 2009.  The effective tax rate for the three month period ended September 30, 2010 was lower than the statutory tax rate due to a reduction in the Company’s forecasted effective tax rate for the fiscal year ended March 31, 2011, combined with the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations, which were partially offset by unfavorable permanent book to tax differences.  The Company’s effective tax rate was also impacted by the reduction in the Company’s forecasted full year earnings in Canada and the United States, for which the cumulative effect was recorded in the current quarter provision (recovery) for income taxes. The effective tax rate for the three month period ended September 30, 2009 was lower than the statutory tax rate primarily due to the tax benefit associated with the reduction of the valuation allowance related to the U.S. Federal tax provision recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Index

Our net income decreased $261 to $5.6 million in the three month period ended September 30, 2010 compared to net income of $5.9 million in the three month period ended September 30, 2009.

We accrued $0.6 million for cash dividends on our preferred stock during the three month period ended September 30, 2010 compared to $477 during the three month period ended September 30, 2009.  The dividends accrued at a rate of 11.25% for the three month period ended September 30, 2010 compared to a rate of 10.25% for the three month period ended September 30, 2009.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and will increase to 11.75% effective January 1, 2011.

Our net income applicable to common stockholders decreased $365 to $5.1 million during the three month period ended September 30, 2010 compared to net income applicable to common shareholders of $5.4 million during the three month period ended September 30, 2009.

During the three month period ended September 30, 2010, the Company operated five vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.

Six month period ended September 30, 2010 compared to the six month period ended September 30, 2009:

(1)
We experienced mechanical incidents on five vessels during the six month period ended September 30, 2010, resulting in approximately 84 days of downtime (including 58 Sailing Days) and approximately $1.0 million in repair costs below our insurance deductible limits.  In addition, we recorded approximately $1.3 million of assessments from one of our insurance carriers due to unusually large losses experienced in the current policy year.  Our inability to utilize such vessels during repairs created inefficiencies in our trade patterns as a result of substituting sub-optimal vessels into the trade routes of the affected vessels.

(2)
The six month period ended September 30, 2010 was also highlighted by several significant changes compared to the six month period ended September 30, 2009.  There was an overall increase in demand in our markets during the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009, when a weakened economy delayed the start of the 2009 sailing season.  During the six month period ended September 30, 2010, a stronger steel industry sharply increased shipments of ore, and to a lesser extent coal and aggregates.  There were also modest increases in our grain markets, offset by modest reductions in our salt markets compared to the six month period ended September 30, 2009.

(3)
We experienced a 6.8% increase in freight revenue, excluding the impact of currency, during the six month period ended September 30, 2010, which was lower than the overall market increase due to the impact of several mechanical incidents and our lower reliance on the steel industry compared to our competitors.  This increase was attributable to an increase in the number of Sailing Days compared to the six month period ended September 30, 2010.  Our outside charter business decreased approximately 5% during the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009.

(4)
Our total Sailing Days increased 192 days, or 10.0%, to 2,104 Sailing Days during the six month period ended September 30, 2010 from 1,912 Sailing Days during the six month period ended September 30, 2009. The increase in Sailing Days was a result of stronger overall markets, including the sailing of the McKee Sons, which sailed only 45 days during the six month period ended September 30, 2009, offset by the loss of 58 Sailing Days due to mechanical incidents on several of our vessels during the six month period ended September 30, 2010.  We also lost approximately 19 Sailing Days in October arising from repairs relating to these incidents.

Index

(5)
We benefited from additional new business and contractual rate increases from existing customers during the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to increased Sailing Days, higher fuel prices, and a stronger Canadian dollar during the six month period ended September 30, 2010, fuel surcharge revenues increased 44.5% compared to the six month period ended September 30, 2009.

(7)
The Canadian dollar strengthened by approximately 9.6% versus the U.S. dollar, averaging approximately $0.968 USD per CDN during the six month period ended at September 30, 2010 compared to approximately $0.883 USD per CDN during the six month period ended September 30, 2009.  The Company’s balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2010, to $0.972 USD per CDN at September 30, 2010.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Six month period ended September 30, 2010	Six month period ended September 30, 2009	$ Change	% Change
Revenue:
Freight and related revenue	$58,712	$52,281	$6,431	12.3%
Fuel and other surcharges	12,685	8,776	3,909	44.5%
Outside voyage charter revenue	4,206	4,437	(231)	(5.2)%
Total	$75,603	$65,494	$10,109	15.4%

Expenses:
Outside voyage charter fees	$4,201	$4,420	$(219)	(5.0)%
Vessel operating expenses	$49,724	$37,494	$12,230	32.6%
Repairs and maintenance	$44	$717	$(673)	(93.9)%

Sailing Days:	2,104	1,912	192	10.0%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,905	$27,344	$561	2.1%
Fuel and other surcharges	$6,029	$4,590	$1,439	31.4%

Expenses per Sailing Day:
Vessel operating expenses	$23,633	$19,610	$4,023	20.5%
Repairs and maintenance	$21	$375	$(354)	(94.4)%

Management believes that each of our vessels should achieve approximately 183 Sailing Days in an average first two fiscal quarters, assuming no major repairs or incidents and normal dry-docking cycle times performed during the winter lay-up period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Six month period ended September 30, 2009	1,912	$52,281	$8,776	$4,437	$65,494	$37,494

Changes in the six month period ended September 30, 2010:

Increase attributable to stronger Canadian dollar	-	$2,897	$545	$345	$3,787	$2,574

Net increase attributable to increased customer demand (excluding currency impact)	250	$3,534	$3,364	$-	$6,898	$7,247
Costs of repairs of incidents and assessments for an insurance carrier	(58)	-	-	-	-	$2,409

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(576)	$(576)	$-

Sub-Total	192	$6,431	$3,909	$(231)	$10,109	$12,230
Six month period ended September 30, 2010	2,104	$58,712	$12,685	$4,206	$75,603	$49,724

Total revenue during the six month period ended September 30, 2010 was $75.6 million, an increase of $10.1 million, or 15.4%, compared to $65.5 million during the six month period ended September 30, 2009.  This increase was primarily attributable to increased customer demand, higher fuel surcharges and a stronger Canadian dollar.

 Freight and related revenue generated from Company-operated vessels increased $6.4 million, or 12.3%, to $58.7 million during the six month period ended September 30, 2010 compared to $52.3 million during the six month period ended September 30, 2009.  Freight and related revenue per Sailing Day increased $561, or 2.1%, to $27,905 per Sailing Day in the six month period ended September 30, 2010 compared to $27,344 per Sailing Day in the six month period ended September 30, 2009.  This increase was attributable to a stronger Canadian dollar and price increases offset by inefficiencies in our trade patterns due to recent mechanical incidents during the six months ended September 30, 2010 compared to the six month period ended September 30, 2009.

 Fuel and other pass through surcharges increased $3.9 million, or 44.5%, to $12.7 million during the six month period ended September 30, 2010 compared to $8.8 million during the six month period ended September 30, 2009. Fuel and other surcharges revenue per Sailing Day increased $1,439, or 31.4%, to $6,029 per Sailing Day in the six month period ended September 30, 2010 compared to $4,590 in the six month period ended September 30, 2009.

Outside voyage charter revenues decreased $231, or 5.2%, to $4.2 million during the six month period ended September 30, 2010 compared to $4.4 million during the six month period ended September 30, 2009.  The decrease in outside voyage charter revenue was primarily attributable to the timing of 2010 deliveries that could be carried by our own vessels, offset by a stronger Canadian dollar.

Index

Vessel operating expenses increased $12.2 million, or 32.6%, to $49.7 million in the six month period ended September 30, 2010 compared to $37.5 million in the six month period ended September 30, 2009.  This increase was primarily attributable to the costs of the mechanical incidents, assessments from one of our insurance carriers, increased costs from operating our vessels for 192 additional Sailing Days, the higher costs of a stronger Canadian dollar and higher fuel costs.  Vessel operating expenses per Sailing Day increased $4,023, or 20.5%, to $23,633 per Sailing Day in the six month period ended September 30, 2010 compared to $19,610 in the six month period ended September 30, 2009.

Repairs and maintenance expenses, which consist of expensed winter work, decreased $0.7 million to $44 during the six month period ended September 30, 2010 from $0.7 million during the six month period ended September 30, 2009.  Repairs and maintenance per Sailing Day decreased $354 to $21 per Sailing Day in the six month period ended September 30, 2010 from $375 per Sailing Day during the six month period ended September 30, 2009.  This decrease was related to the timing of completing the 2010 winter lay-up work for the earlier start of the 2010 sailing season in the six month period ended September 30, 2010 as compared to the timing of completing the 2009 winter lay-up work and the later start of the season in the six month period ended September 30, 2009.

Our general and administrative expenses increased $471 to $4.7 million during the six month period ended September 30, 2010 compared to $4.2 million in the six month period ended September 30, 2009.  The increase in general and administrative expenses was a result of higher legal costs, a stronger Canadian dollar and higher restricted stock amortization expense, offset by a loan amendment fee of $436 incurred in the six month period ended September 30, 2009.  Our general and administrative expenses represented 6.2% of revenues during the six month period ended September 30, 2010, a decrease from 6.4% of revenues during the six month period ended September 30, 2009.  During the six month period ended September 30, 2010, $1.3 million of our general and administrative expenses was attributable to our parent company and $3.4 million was attributable to our operating companies.

Depreciation expense decreased $0.8 million to $3.6 million during the six month period ended September 30, 2010 compared to $4.4 million during the six month period ended September 30, 2009.  The decrease was primarily attributable to completion after the six month period ended September 30, 2009 of the depreciation of one of our vessels acquired in our March 2006 acquisition of Lower Lakes, offset by increased depreciation from capital expenditures during the fiscal 2010 winter lay-up period and a stronger Canadian dollar.

Amortization of drydock costs increased $194 to $1.4 million during the six month period ended September 30, 2010 compared to the six month period ended September 30, 2009 due to the drydock of the Manistee during the fiscal 2010 winter lay-up period and the stronger Canadian dollar.  During the six month period ended September 30, 2010, the Company amortized the deferred drydock costs of eight of its twelve vessels compared to seven vessels during the six month period ended September 30, 2009.

 Amortization of intangibles decreased $259 to $0.6 million during the six month period ended September 30, 2010 from $0.8 million during the six month period ended September 30, 2009 due primarily to the completion of amortizing certain acquired non-competition agreements during the six month period ended September 30, 2009.

As a result of the items described above, during the six month period ended September 30, 2010, the Company’s operating income decreased $0.8 million to $11.5 million compared to $12.3 million during the six month period ended September 30, 2009.

Interest expense decreased $253 to $2.7 million during the six month period ended September 30, 2010 from $2.9 million during the six month period ended September 30, 2009. This decrease in interest expense was primarily a result of slightly lower interest rates, including the benefit of a decrease in our applicable margin of 0.25% on most of our borrowings compared to the six month period ended September 30, 2009, and the expiration of interest rate swaps on $15.0 million of our Canadian term loan after the six month period ended September 30, 2009, partially offset by a stronger Canadian dollar during the six month period ended September 30, 2010.

We recorded a net loss on interest rate swap contracts of $377 during the six month period ended September 30, 2010 compared to a gain of $1.6 million in the six month period ended September 30, 2009 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.

Our income before income taxes was $8.4 million in the six month period ended September 30, 2010 compared to income before income taxes of $10.9 million in the six month period ended September 30, 2009.

Index

Our provision for income taxes was a benefit of $0.6 million during the six month period ended September 30, 2010, compared to income tax expense of $2.7 million during the six month period ended September 30, 2009.  The Company’s provision (recovery) for income taxes decreased from the six months ended September 30, 2009 due to lower net income before taxes in the six month period ended September 30, 2010, a change in mix of income between the U.S. and Canada and changes in the Company’s forecasted U.S and Canadian effective tax rates.  The Company's effective tax rate was a benefit of 7.6% for the six month period ended September 30, 2010, compared to income tax expense of 25.1% for the six month period ended September 30, 2009.  The effective tax rate for the six month period ended September 30, 2010 was lower than the statutory tax rate because the Company’s Canadian tax expense was more than offset by the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations and a negative U.S. state effective tax rate resulting from unfavorable permanent book to tax differences.  The effective tax rate for the six month period ended September 30, 2009 was lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the U.S. Federal tax provision recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Our net income increased $0.9 million to $9.1 million in the six month period ended September 30, 2010 compared to net income of $8.2 million in the six month period ended September 30, 2009.

We accrued $1.1 million for cash dividends on our preferred stock during the six month period ended September 30, 2010 compared to $0.9 million during the six month period ended September 30, 2009.  The dividends accrued at an average rate of 11.0% for the six month period ended September 30, 2010 compared to a rate of 10.0% for the six month period ended September 30, 2009.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and will increase to 11.75% effective January 1, 2011.

Our net income applicable to common stockholders increased $0.7 million to $8.0 million during the six month period ended September 30, 2010 compared to net income applicable to common shareholders of $7.3 million during the six month period ended September 30, 2009.

During the six month period ended September 30, 2010, the Company operated five vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.

Impact of Inflation and Changing Prices

During the six month period ended September 30, 2010, there were increases in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to U.S. dollars by an increase of approximately 9.6% compared to the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2010 and September 30, 2009.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to a deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity.

Index

Net cash provided by operating activities for the six month period ended September 30, 2010 was $2.3 million, an increase of $0.6 million compared to $1.7 million during the six month period ended September 30, 2009.  This increase in net cash provided was primarily attributable to faster receivables collections in the six month period ended September 30, 2010 as a result of the earlier start of the 2010 sailing season compared to the 2009 sailing season.

Cash used in investing activities increased by $2.4 million to $4.9 million during the six month period ended September 30, 2010 compared to $2.5 million during the six month period ended September 30, 2009.  This increase was attributable to the timing of paying capital expenditures incurred during the 2010 winter lay-up period as compared to the timing of payment of capital expenditures related to the 2009 winter lay-up period, as well as payments made on the new engine to be installed this winter on the Michipicoten.

Cash flows provided from financing activities was $16.9 million during the six month period ended September 30, 2010, compared to cash flows provided from financing activities of $6.0 million during the six month period ended September 30, 2009.  On August 9, 2010, we received proceeds of $18.3 million, net of financing costs, in additional term debt to finance the repowering of the Michipcoten, of  which part of the proceeds were temporarily used to pay off the seasonal revolver.  During the six month period ended September 30, 2010, the Company paid off all seasonal borrowings under its revolving credit facility compared to net borrowings of $8.3 million during the six month period ended September 30, 2009, and made principal payments on its term debt of $1.6 million during the six month period ended September 30, 2010 compared to $2.2 million during the six month period ended September 30, 2009.

During the six month period ended September 30, 2010, long-term debt, including the current portion, increased $17.2 million to $79.9 million from $62.7 million at March 31, 2010, which reflected an increase of $18.8 million additional term debt financing and $1.6 million of scheduled principal payments made during such period.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the six month period ended September 30, 2010.  The Amended and Restated Credit Agreement’s covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.  Based on the Company’s fixed charge coverage ratio as of September 30, 2010, our interest rate margin will increase 0.25% in mid-November.

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

The Third Amendment provided for an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20 million to finance the approximately US $15 million conversion of the Company’s last steam powered vessel, the SS Michipicoten, to diesel power, and certain other capital expenditures.  The Company expects to take the SS Michipicoten out of service in December 2010 and have it fully operational in the spring of 2011.

The Third Amendment also included (i) a modification to the Senior Funded Debt to EBITDA Ratio and (ii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) is repayable in quarterly installments of CDN $0.7 million commencing December, 2010, increasing to CDN $0.9 million commencing September, 2011 and maturing on April 1, 2013.

Index

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2010 was $6.2 million and at March 31, 2010 was $5.1 million.  As of September 30, 2010, the effective rate of preferred dividends was 11.25%.  During the three month period ended September 30, 2009, the effective rate of preferred dividends was 10.25%.  The dividend rate increased to 11.25% effective July 1, 2010 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.

Investments in Capital Expenditures and Drydockings

 We invested $1.8 million in accrued capital expenditures and drydock expenses during the six month period ended September 30, 2010, including $304 relating to carryover from the 2010 winter season. Our capital expenditures and drydock expenses accrued for the total 2010 winter season were approximately $7.5 million.

The Company will be converting Lower Lakes’ last steam powered vessel, the SS Michipicoten, to diesel power consistent with the engine replacement completed on the Saginaw in 2008. The Company expects to take the vessel out of service in December 2010 and have it fully operational in the spring of 2011.  This project is estimated to cost approximately US $15 million and is expected to generate an annual return on invested funds in the mid teens.  The benefits of the conversion include increased revenues from higher speeds and lower costs from reduced fuel consumption, labor, maintenance and other operating expenses.  As of November 9, 2010, the Company had signed contractual commitments with several suppliers totaling $8.3 million and made $7.4 million of payments in connection with the repowering project.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At September 30, 2010, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $62.9 million of term borrowings in Canada.  At September 30, 2010, we had no revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.

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

Index

Interest Rate Risk

We are exposed to changes in interest rates associated with any revolver indebtedness although there were no such borrowings on September 30, 2010.  We are also exposed to CDN $35.7 million of our term loans under our Amended and Restated Credit Agreement.  Interest rates on such revolver debt and Canadian term debt vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on U.S. borrowings.

As of September 30, 2010, we held two interest rate swap contracts for approximately 56% of our term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans, which were set in February 2008.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

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

Index

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

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2010.

Impairment of Goodwill

As of March 31, 2010, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2010  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our goodwill during the six month period ended September 30, 2010.

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

Index

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

Consolidation of variable interest entities

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update became effective as of the first annual reporting period beginning after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company adopted the guidance in ASU 2009-17 on April 1, 2010. The required disclosure under ASU 2009-17 is presented in Note 20 of the consolidated financial statements for September 30, 2010.

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

Consolidation: Accounting and reporting for decreases in ownership of a subsidiary – a scope clarification

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification”.  ASU 2010-02 amends the ASC to clarify that the scope of the decrease in ownership provisions and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009. The Company adopted the guidance in ASU 2010-02 on April 1, 2010, which did not have any impact on our consolidated financial statements as we have not had such decreases in ownership of our subsidiaries.

Index

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

        In July 2010, the FASB issued ASU 2010-20, “Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”).  ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 2010-20. For public companies, the amendments that require disclosure as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. The Company does not believe that the adoption of ASU 2010-20 will have a material impact on the Company’s financial position, results of operation, or cash flows.

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

 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

No change occurred in our internal controls concerning financial reporting during the three month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Index

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

RAND LOGISTICS, INC.

Date: November 9, 2010	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ Joseph W. McHugh, Jr.
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