Form 10-Q
period 2010-12-31
Rand Logistics, Inc.
filed 2011-02-14
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-33345
_______________

RAND LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 20-1195343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Fifth Avenue, 50th Floor
New York, NY	10110
(Address of principal executive offices)	(Zip Code)

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

13,470,802 shares of Common Stock, par value $.0001, were outstanding at February 10, 2011.

RAND LOGISTICS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31,	March 31,
	2010	2010
ASSETS
CURRENT
Cash and cash equivalents	$12,021	$943
Accounts receivable (Note 3)	18,169	3,922
Prepaid expenses and other current assets (Note 4)	3,637	3,506
Income taxes receivable	-	159
Deferred income taxes	491	262
Total current assets	34,318	8,792
PROPERTY AND EQUIPMENT, NET (Note 6)	104,510	98,479
LOAN TO EMPLOYEE	250	250
OTHER ASSETS	426	541
DEFERRED INCOME TAXES	9,169	8,583
DEFERRED DRYDOCK COSTS, NET (Note 7)	5,730	7,129
INTANGIBLE ASSETS, NET (Note 8)	13,456	14,000
GOODWILL (Note 8)	10,193	10,193
Total assets	$178,052	$147,967
LIABILITIES
CURRENT
Bank indebtedness (Note 9)	$-	$-
Accounts payable	4,639	7,864
Accrued liabilities (Note 10)	13,332	11,085
Interest rate swap contracts (Note 18)	2,202	2,298
Income taxes payable	42	266
Deferred income taxes	450	-
Current portion of long-term debt (Note 11)	5,282	4,728
Total current liabilities	25,947	26,241
LONG-TERM DEBT (Note 11)	75,500	57,924
OTHER LIABILITIES	238	238
DEFERRED INCOME TAXES	12,163	12,086
Total liabilities	113,848	96,489
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value,
Authorized 1,000,000 shares, Issued and outstanding 300,000
shares (Note 14)	14,900	14,900
Common stock, $.0001 par value
Authorized 50,000,000 shares, Issuable and outstanding
13,470,802 shares (Note 14)	1	1
Additional paid-in capital	64,639	63,906
Accumulated deficit	(17,218)	(28,421)
Accumulated other comprehensive income	1,882	1,092
Total stockholders’ equity	64,204	51,478
Total liabilities and stockholders’ equity	$178,052	$147,967

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
REVENUE
Freight and related revenue	$27,331	$28,598	$86,043	$80,879
Fuel and other surcharges	6,432	5,633	19,117	14,409
Outside voyage charter revenue	2,850	3,088	7,056	7,525
TOTAL REVENUE	36,613	37,319	112,216	102,813
EXPENSES
Outside voyage charter fees (Note 15)	2,831	3,089	7,032	7,509
Vessel operating expenses	23,389	23,216	73,113	60,710
Repairs and maintenance	74	68	118	785
General and administrative	2,416	2,569	7,080	6,762
Depreciation	1,818	2,411	5,376	6,792
Amortization of deferred drydock costs	696	619	2,070	1,799
Amortization of intangibles	294	299	873	1,137
Loss on foreign exchange	2	6	7	14
	31,520	32,277	95,669	85,508
OPERATING INCOME	5,093	5,042	16,547	17,305
OTHER (INCOME) AND EXPENSES
Interest expense (Note 16)	1,503	1,409	4,161	4,320
Interest income	(11)	-	(34)	(5)
Gain on interest rate swap contracts (Note 18)	(508)	(386)	(131)	(1,955)
	984	1,023	3,996	2,360
INCOME BEFORE INCOME TAXES	4,109	4,019	12,551	14,945
PROVISION (RECOVERY) FOR INCOME TAXES (Note 5)
Current	(178)	15	(4)	84
Deferred	450	600	(367)	3,275
	272	615	(371)	3,359
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	3,837	3,404	12,922	11,586
PREFERRED STOCK DIVIDENDS	597	490	1,719	1,410
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$3,240	$2,914	$11,203	$10,176
Net income per share basic (Note 19)	$0.24	$0.22	$0.84	$0.78
Net income per share diluted	$0.24	$0.22	$0.82	$0.75
Weighted average shares basic	13,466,879	13,141,574	13,404,338	12,980,831
Weighted average shares diluted	13,466,879	15,560,929	15,823,693	15,400,186

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	--	--	--	--	--	2,743	--	2,743	2,743
Preferred stock dividends	--	--	--	--	--	(1,936)	--	--	(1,936)
Stock issued in lieu of cash compensation	158,325	--	--	--	500	--	--	--	500
Stock issued under employees retirement plan	201,902	--	--	--	622	--	--	--	622
Restricted stock issued	116,351	--	--	--	459	--	--	--	459
Unrestricted stock issued	37,144	--	--	--	128	--	--	--	128
Stock options issued (Note 14)	--	--	--	--	522	--	--	--	522
Translation adjustment	--	--	--	--	--	--	6,670	6,670	6,670
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	63,906	$(28,421)	$1,092	$9,413	$51,478
Net income	--	--	--	--	--	3,449	--	3,449	3,449
Preferred stock dividends	--	--	--	--	--	(541)	--	--	(541)
Stock issued under employees retirement plan	2,434	--	--	--	13	--	--	--	13
Restricted stock issued	37,133	--	--	--	197	--	--	--	197
Unrestricted stock issued	3,648	--	--	--	19	--	--	--	19
Stock options issued (Note 14)	--	--	--	--	130	--	--	--	130
Translation adjustment	--	--	--	--	--	--	(1,408)	(1,408)	(1,408)
Balances, June 30, 2010	13,447,864	$1	300,000	$14,900	$64,265	$(25,513)	$(316)	$2,041	$53,337
Net income	--	--	--	--	--	5,636	--	5,636	5,636
Preferred stock dividends	--	--	--	--	--	(581)	--	--	(581)
Stock issued in lieu of cash compensation	15,153	--	--	--	74	--	--	--	74
Unrestricted stock issued	3,819	--	--	--	19	--	--	--	19
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Translation adjustment	--	--	--	--		--	1,048	1,048	1,048
Balances, September 30, 2010	13,466,836	$1	300,000	$14,900	$64,489	$(20,458)	$732	$6,684	$59,664
Net income	--	--	--	--	--	3,837	--	3,837	3,837
Preferred stock dividends	--	--	--	--	--	(597)	--	--	(597)
Unrestricted stock issued	3,966	--	--	--	19	--	--	--	19
Stock options issued (Note 14)	--	--	--	--	131	--	--	--	131
Translation adjustment	--	--	--	--	--	--	1,150	1,150	1,150
Balances, December 31, 2010	13,470,802	$1	300,000	$14,900	$64,639	$(17,218)	$1,882	$4,987	$64,204

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended	Nine months ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,922	$11,586
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization of deferred drydock costs	7,446	8,591
Amortization of intangibles and deferred financing costs	1,261	1,433
Deferred income taxes	(367)	3,275
Gain on interest rate swap contracts	(131)	(1,955)
Equity compensation	733	1,602
Deferred drydock costs paid	(188)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(14,247)	(12,330)
Prepaid expenses and other current assets	(131)	(212)
Accounts payable and accrued liabilities	(446)	22
Loan to employee	--	(250)
Other assets	115	(353)
Income taxes payable (net)	(65)	84
	6,902	11,449
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,477)	(3,275)
	(12,477)	(3,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	18,753	--
Long-term debt repayment	(2,840)	(3,374)
Debt financing costs	(479)	--
Proceeds from bank indebtedness	13,797	13,457
Repayment of bank indebtedness	(13,501)	(11,812)
	15,730	(1,729)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	923	130
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,078	6,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	943	1,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,021	$8,528
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,024	$4,062
Payment of income taxes	$286	$--
Unpaid purchases of property and equipment	$529	$112
Unpaid purchases of deferred drydock cost	$485	$957

The accompanying notes are an integral part of these consolidated financial statements.

Index

1.           SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”) and Rand LL Holdings Corp. (“Rand LL Holdings”), each of which is a 100% subsidiary of the Company, and the accounts of Lower Lakes Towing Ltd. (“Lower Lakes”), Lower Lakes Transportation Company (“Lower Lakes Transportation”) and Grand River Navigation Company, Inc. (“Grand River”), each of which is a 100% subsidiary of Rand LL Holdings.

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

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers and other accounts receivable, including insurance and Harmonized Sales Tax refunds.  The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due. The Company had an allowance for doubtful accounts of $229 as of December 31, 2010 and $225 as of March 31, 2010.  The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

Impairment of Fixed Assets

Unlike goodwill, fixed assets (e.g. property, plant, and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon occurrence of a triggering event that indicates the carrying value is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2010.

Index

1.           SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2010, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary. There were no events or changes in circumstances during the nine month period ended December 31, 2010 that indicated that their carrying amounts may not be recoverable.

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

The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense.  As of December 31, 2010, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts.

There have been no recent examinations by the U.S. or Canadian tax authorities. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdiction is Canada. The following table summarizes the open tax years for each major jurisdiction.

Jurisdiction	Open Tax Years
Federal (USA)	2007 – 2010
Various states	2007 – 2010
Federal (Canada)	2004 – 2010
Ontario	2004 – 2010

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

Financial instruments

The Company accounts for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheets. The disclosure required by ASC 815 is included in Note 18.

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

The disclosure required by ASC 820 related to the Company’s assets and liabilities is presented in Note 18.

Index

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

Consolidation of variable interest entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosure about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU 2009-17 became effective as of the first annual reporting period beginning after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company adopted the guidance in ASU 2009-17 on April 1, 2010. The disclosure requirements of ASU 2009-17 are presented in Note 20.

Multiple-deliverable revenue arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-deliverable revenue arrangements” (“ASU 2009-13”), which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company does not expect the provisions of ASU 2009-13 to have a material effect on its financial position, results of operations or cash flows.

Index

2.           RECENTLY ISSUED PRONOUNCEMENTS (continued)

Equity: Accounting for distributions to shareholders with components of stock and cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for distributions to shareholders with components of stock and cash” (“ASU 2010-01”).  ASU 2010-01 amends the ASC 505-20, “Equity-Stock Dividends and Stock Splits” to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.   The Company adopted the guidance in ASU 2010-01 on April 1, 2010, which did not have any impact on the Company’s consolidated financial statements.

Consolidation: Accounting and reporting for decreases in ownership of a subsidiary – a scope clarification

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“ASU 2010-02”).  ASU 2010-02 amends ASC 810-10, “Consolidation—Overall” to clarify that the scope of the decrease in ownership provisions and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009. The Company adopted the guidance in ASU 2010-02 on April 1, 2010, which did not have any impact on our consolidated financial statements as we have not had such decreases in ownership of our subsidiaries.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from ASU 2010-20. For public companies, the amendments that require disclosure as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. ASU 2011-01 temporarily delays the effective date of the disclosures to interim and annual periods ending after June 15, 2011. The Company does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows.

Intangibles—Goodwill and Other Performing Step 2 of the Goodwill Impairment Test

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years ending on or after December 15, 2010. The Company does not believe that the adoption of ASU 2010-28 will have a material impact on the Company’s consolidated financial statements.

Index

2.           RECENTLY ISSUED PRONOUNCEMENTS (continued)

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. We believe the adoption of ASU 2010-29 will not have a material impact on our consolidated financial position or results of operations.

3.           ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $229 as of December 31, 2010 and $225 as of March 31, 2010. The allowance for doubtful accounts reflects estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified such that when they are contacted by such customers for a future delivery, the customer can be requested to pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

4.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31,	March 31,
	2010	2010
Prepaid insurance	$128	$444
Fuel and lubricants	2,535	2,080
Deposits and other prepaids	974	982
	$3,637	$3,506

Index

5.	INCOME TAXES

The Company's effective tax rate was a benefit of 3.0% for the nine month period ended December 31, 2010 compared to income tax expense of 22.5% for the nine month period ended December 31, 2009.  The Company’s provision for income taxes decreased from the prior year due to lower net income before taxes in the current year, a change in mix of income between the U.S. and Canada and changes in the Company’s forecasted U.S. and Canadian effective tax rates.

The effective tax rate for the nine month period ended December 31, 2010 was significantly lower than the statutory tax rate because the Company’s U.S. state tax expense was more than offset by the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations, and a negative Canadian effective tax rate resulting from a near breakeven full year forecast combined with unfavorable permanent book to tax differences.

The effective tax rate for the three and nine month period ended December 31, 2009 was lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the U.S. Federal tax provision that was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

6.           PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31,	March 31,
	2010	2010

Cost:
Vessels	$130,804	$119,181
Leasehold improvements	2,243	2,150
Furniture and equipment	283	268
Vehicles	23	22
Computer, communication equipment and purchased software	2,413	2,348
	$135,766	$123,969
Accumulated depreciation:
Vessels	$29,348	$24,018
Leasehold improvements	767	616
Furniture and equipment	121	95
Vehicles	9	7
Computer, communication equipment and purchased software	1,011	754
	31,256	25,490
	$104,510	$98,479

Index

7.           DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31, 2010	March 31, 2010

Drydock expenditures	$14,698	$13,884
Accumulated amortization	8,968	6,755
	$5,730	$7,129

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2009	$7,274
Deferred drydock costs accrued	1,151
Amortization of deferred drydock costs	(2,425)
Foreign currency translation adjustment	1,129
Balance as of March 31, 2010	$7,129
Deferred drydock costs accrued	-
Amortization of deferred drydock costs	(690)
Foreign currency translation adjustment	(194)
Balance as of June 30, 2010	$6,245
Deferred drydock costs accrued	-
Amortization of deferred drydock costs	(684)
Foreign currency translation adjustment	131
Balance as of September 30, 2010	$5,692
Deferred drydock costs accrued	616
Amortization of deferred drydock costs	(696)
Foreign currency translation adjustment	118
Balance as of December 31, 2010	$5,730

8.           INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2010	March 31, 2010
Intangible assets:
Deferred financing costs	$2,690	$2,149
Trademarks and trade names	1,025	1,010
Customer relationships and contracts	16,368	16,093
Total identifiable intangibles	$20,083	$19,252
Accumulated amortization:
Deferred financing costs	$1,309	$901
Trademarks and trade names	495	412
Customer relationships and contracts	4,823	3,939
Total accumulated amortization	6,627	5,252
Total intangible assets	$13,456	$14,000
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Period ending December 31, 2011	$1,807
Period ending December 31, 2012	1,808
Period ending December 31, 2013	1,347
Period ending December 31, 2014	1,194
Period ending December 31, 2015	1,194
$7,350

Index

9.           BANK INDEBTEDNESS

As discussed in detail in Note 11, the Company amended and restated its Credit Agreement with its senior lender on February 13, 2008, as subsequently amended.  At each of December 31, 2010 and March 31, 2010, the Company had authorized operating lines of credit under this agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing CDN $Nil at each of December 31, 2010 and March 31, 2010 and US $Nil at each of December 31, 2010 and March 31, 2010, and maintained letters of credit of CDN $1,325 at December 31, 2010 (CDN $1,394 as at March 31, 2010).  The Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants described in Note 11. Such interest rate margins increased by 0.25% in November 2010. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of December 31, 2010, the Company had additional credit availability of US $10,731 on the combined lines of credit based on eligible receivables.

10.         ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31,	March 31,
	2010	2010
Payroll compensation and benefits	$2,447	$2,270
Preferred stock dividends	6,836	5,117
Professional fees	667	652
Interest	182	200
Winter work and capital expenditures	615	799
Capital and franchise taxes	222	101
Other	2,363	1,946
	$13,332	$11,085

Index

11.         LONG-TERM DEBT

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Company, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2010), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2010), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian Dollar denominated term loan facility under which Lower Lakes Towing borrowed CDN $41,700 (iv) a US Dollar denominated term loan facility under which Grand River borrowed US $22,000 and (v) a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

Under the Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2013.  The outstanding principal amount of the Canadian term loan borrowings is repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility’s maturity on April 1, 2013.  The outstanding principal amount of the US term loan borrowings is repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2013 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility’s maturity on April 1, 2013.  The outstanding principal amount of the Canadian “Engine” term loan borrowings is repayable as follows: (i) quarterly payments of CDN $133 commencing September 1, 2008 and ending March 1, 2013 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility’s maturity on April 1, 2013.

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rate margin is adjustable quarterly commencing on the second quarter of the fiscal year ended March 31, 2009, based upon the borrowers’ senior debt to EBITDA ratio as defined and calculated in accordance with the Amended and Restated Credit Agreement. Except for the Canadian “Engine” term loan, such interest rate margins increased by 0.25% in November 2010.

Index

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

The Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended and Restated Credit Agreement being accelerated.

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

On June 23, 2009, the Company further amended the Amended and Restated Credit Agreement. Under this Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amount of the combined seasonal overadvance facilities that is available to borrow from $8,000 to $10,000 and the duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

On August 9, 2010, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”), amending the Amended and Restated Credit Agreement to which the borrowers are  parties, dated as of February 13, 2008.

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

The Company was in compliance with all the covenants in the Amended and Restated Credit Agreement, as amended, as of December 31, 2010 and March 31, 2010.

Index

11.         LONG-TERM DEBT (continued)

The effective interest rates on the term loans at December 31, 2010, including the effect from interest rate swap contracts, were 6.51% (6.8% at March 31, 2010) on the Canadian term loan, 6.29% (5.44% at March 31, 2010) on the Canadian engine loan and 7.54% (7.15% at March 31, 2010) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.04% (3.94% at March 31, 2010) on the Canadian term loan, 6.29% (5.44% at March 31, 2010) on the Canadian engine loan and 4.05% (3.75% at March 31, 2010) on the US term loan.

			December 31, 2010	March 31, 2010
a	)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% or Canadian BA rate plus 3.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until June 1, 2011 with no payment on September 1, 2010, and increasing to CDN $936 commencing September 1, 2011 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	$55,746	$36,262
b	)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4% or Canadian BA rate plus 5% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	6,703	6,957
c	)	US term loan bearing interest at LIBOR rate plus 3.75% or US base rate plus 2.75% at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of the Company.	18,333	19,433
			$80,782	$62,652
		Less amounts due within 12 months	5,282	4,728
			$75,500	$57,924

Principal payments are due as follows:

Period ending December 31, 2011	$5,282
Period ending December 31, 2012	5,766
Period ending December 31, 2013	69,734
$80,782

Index

12.         COMMITMENTS

The Company does not have any leases which meet the criteria of a capital lease.  Leases which do not qualify as capital leases are classified as operating leases.  Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Operating leases	$77	$57	$215	$174
Operating subleases	36	36	108	108
	$113	$93	$323	$282

The Company’s future minimum rental commitments under other operating leases are as follows:

Period ending December 31, 2011	$237
Period ending December 31, 2012	169
Period ending December 31, 2013	102
Period ending December 31, 2014	70
Period ending December 31, 2015	65
Thereafter	226
$869

The Company entered into a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $238 for the three months ended December 31, 2010 ($232 for three months ended December 30, 2009) and $715 for the nine months ended December 31, 2010 ($695 for the nine months ended December 30, 2009). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments increase at the Consumer Price Index, capped at a maximum annual increase of 3%.

Period ending December 31, 2011	$715
Period ending December 31, 2012	715
Period ending December 31, 2013	715
Period ending December 31, 2014	715
Period ending December 31, 2015	714
Thereafter	2,144
$5,718

On July 27, 2010, the Company announced that it will convert Lower Lakes’ last steam powered vessel, the SS Michipicoten, to diesel power consistent with the engine replacement completed on the Saginaw in 2008. This project is estimated to cost approximately US $15,000.  As of December 31, 2010, Lower Lakes had signed contractual commitments with several suppliers totaling US $7,829 in connection with the repowering project.

Index

13.         CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, an accrual of $594 as of December 31, 2010 and $944 as of March 31, 2010 has been recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement with Voyageur (see Note 20), Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee are limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurs while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee shall become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA.  Lower Lakes has several options available to it in the event that GE Canada intends to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

The Company has determined that there is no carrying amount of the liability for the guarantor’s obligations under the guarantees.

14.         STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2010 was $6,836 and at March 31, 2010 was $5,117. As of December 31, 2010, the effective rate of preferred dividends was 11.25% (10.75% as of March 31, 2010). The rate increased to 11.75% effective January 1, 2011 and will increase 0.25% effective June 1, 2011 when it reaches 12% (maximum) or the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Amended and Restated Credit Agreement.

Index

14.         STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares, valued at the average of high and low price on that day of $3.17, to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $7 for three month period ended December 31, 2010 and $20 for nine month period ended December 31, 2010 related to such award and $13 for three and nine month period ended December 31, 2009. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $4.34. The Company recorded expense of $28 for three month period ended December 31, 2010 and $83 for nine month period ended December 31, 2010 and $ Nil for three and nine month period December 31, 2009. The February 24, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. Also on April 5, 2010 the Company issued 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $5.32. The Company recorded expense of $16 for three month period ended December 31, 2010 and $146 for nine month period ended December 31, 2010, including cash compensation related to tax withholding of such awards. The April 5, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2010, a total of 946,160 shares (1,012,313 shares at March 31, 2010) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2010 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the twelve months ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the nine month period ended December 31, 2010, the Company awarded 11,433 shares for services from April 1, 2010 through December 31, 2010. Grant date fair market value for all these awards is the average of the high and low trading prices on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants of the Company’s management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Index

14.         STOCKHOLDERS’ EQUITY (continued)

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2010 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected Volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at December 31, 2010, had a remaining weighted average contractual life of approximately seven years and three months. The Company has recorded compensation expenses of $131 and $392 for the three and nine months ended December 31, 2010 ($131 and $392 for three and nine months ended December 31, 2009). Two thirds of the stock options granted in February 2008 (243,199) and two thirds of the stock options granted in July 2008 (236,586), had vested as of December 31, 2010.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP for the period from July 1, 2009 through December 31, 2010.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil for three months ended December 31, 2010 and $13 of equity for the nine months period ended December 31, 2010 ($311 for the three month period ended December 31, 2009 and $481 for nine month period ended December 31, 2009) of such accrued compensation expense.

Shares issued in lieu of cash compensation - The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that three of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low trading prices on the date of grant. The shares were issued under the LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives and outside directors’ compensation reverted back to cash. On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low trading prices on the date of grant. The shares were issued under the LTIP and vested immediately.

15.         OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

Index

16.         INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Bank indebtedness	$32	$104	$243	$383
Amortization of deferred financing costs	152	101	387	296
Long-term debt – senior	963	683	2,385	2,092
Interest rate swaps	356	521	1,146	1,549
	$1,503	$1,409	$4,161	$4,320

17.         SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280, “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Revenue by country
Canada	$23,782	$24,681	$70,321	$67,035
United States	12,831	12,638	41,895	35,778
	$36,613	$37,319	$112,216	$102,813

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2010	March 31, 2010
Property and equipment by country
Canada	$77,034	$69,798
United States	27,476	28,681
	$104,510	$98,479

Intangible assets by country
Canada	$10,793	$11,039
United States	2,663	2,961
	$13,456	$14,000

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$128,292	$103,297
United States	49,760	44,670
	$178,052	$147,967

Index

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and March 31, 2010:

		Fair Value Measurements at December 31, 2010			Fair Value Measurements at March 31, 2010
	Carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)	Carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$2,202	$-	$2,202	$2,298	$-	$2,298

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts are terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month period ended December 31, 2010.

The Company has recorded a liability of $2,202 as of December 31, 2010 ($2,298 as of March 31, 2010) for two interest rate swap contracts on the Company’s term debt. For the three and nine month periods ended December 31, 2010, the fair value adjustment of the interest rate swap contracts resulted in a gain of $508 and $131 respectively (gain of $386 and $1,955 for three and nine month periods ended December 31, 2009). These gains and losses are included in the earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the Consolidated Balance Sheet.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2010	Fair Value as at March 31, 2010
Interest rate swap contracts liability	Current liability	$ 2,202	$ 2,298

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Interest rate swap contracts liability	Other (income) and expenses	$ (508)	$ (386)	$ (131)	$ (1,955)

Credit Risk

Accounts receivable credit risk is mitigated by the dispersion of the Company’s customers among industries and the short shipping season.

Liquidity Risk

The ongoing tightened credit in financial markets and continued general economic downturn may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  The tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii)  negatively impact the Company’s ability to collect accounts receivable on a timely basis, and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.

Index

19.         EARNINGS PER SHARE

The Company had a total of 13,470,802 common shares issued and outstanding out of an authorized total of 50,000,000 common shares as of December 31, 2010.  The fully diluted totals of 15,886,234 shares for the three month period ended December 31, 2010 and 15,560,929 shares for the three month period ended December 31, 2009 are based on the calculations set forth below. Since the calculation for the three month period ended December 31, 2010 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 13,466,879. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Numerator:
Net income before preferred stock dividend	$3,837	$3,404	$12,922	$11,586
Preferred stock dividends	(597)	(490)	(1,719)	(1,410)
Net income available to common stockholders	$3,240	$2,914	$11,203	$10,176

Denominator:
Weighted average common shares for basic EPS	13,466,879	13,141,574	13,404,338	12,980,831
Effect of dilutive securities:
Average price during period	4.79	3.16	4.93	3.24
Long-term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	--	--	--	--
Dilutive shares due to options	--	--	--	--
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	13,466,879	15,560,929	15,823,693	15,400,186
Basic EPS	$0.24	$0.22	$0.84	$0.78
Diluted EPS	$0.24	$0.22	$0.82	$0.75

Index

20.         VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (“VIEs”).

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. pursuant to which Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER.

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

Though the Voyageur group of companies (Voyageur and its subsidiaries) is a variable interest entity for the Company, the Company is not deemed the “Primary Beneficiary” of Voyageur because Voyageur manages its own vessel costs and absorbs the majority of expected losses or receives the majority of expected residual returns. The Company has guaranteed Voyageur’s indebtedness to enable the undisrupted use in providing transportation and storage services for Rand’s customers. However, the orderly liquidation value of the vessel exceeds the Voyageur indebtedness, such that the Company’s exposure is limited. The maximum exposure of the Company in the event of a Voyageur default is CDN $1,250, representing the guarantee of Voyageur’s indebtedness to GE Canada, unless the Company exercises its purchase option, the value of which is also less than the orderly liquidation value. The Company has not provided support to the Voyageur group of companies when it was not contractually obliged to do so. Therefore, the Company is not required to consolidate Voyageur’s financial statements. Voyageur became a VIE to the Company on August 27, 2007. Voyageur is a privately held Canadian corporation and operates a Canadian flagged vessel in The Great Lakes region for bulk shipping, which operates under a Contract of Affreightment with Lower Lakes.

Index

20.         VARIABLE INTEREST ENTITIES (continued)

The Company continues to evaluate new investments for the application of consolidation and regularly reviews all existing entities that may result in an entity becoming a VIE or the Company becoming the primary beneficiary of an existing VIE. There has been no change in previous conclusions about whether a VIE should be consolidated.

21.         SUBSEQUENT EVENT

On February 11, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), a newly-formed, indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Holdings”), a newly-formed wholly-owned subsidiary of the Company and the parent corporation of Black Creek, entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Reserve Holdings, LLC (“Reserve”), and Buckeye Holdings, LLC (“Buckeye” and, together with Reserve, the “Sellers”).  Under the Asset Purchase Agreement, Black Creek purchased two integrated tug/barge units (the “Vessels”) for consideration consisting of (i) $35,500 cash paid at closing, (ii) $3,600 cash to be paid by Holdings in 72 monthly installments of $50 beginning on April 15, 2011 (the "Deferred Payments"); (iii) a promissory note of Holdings in the principal amount of $1,500 (the “Note”) described below; and (iv) 1,305,963 shares of the Company’s common stock (the “Shares”).  The Shares were issued without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided in Section 4(2) of the Act, based in part on representations made to the Company by Sellers that the Sellers are accredited investors and the fact that no general solicitation was involved in such issuance.

The Asset Purchase Agreement provides that the Sellers will use their commercially reasonable efforts to seek the consent to the assignment to Black Creek of certain vessel transportation agreements pursuant to which the Sellers and their affiliates provide freight transportation services to third parties (each such agreement, a “VTA”).  Prior to the assignment of the VTAs, Black Creek has agreed to service the Sellers’ and their affiliates’ obligations under the VTAs on a subcontracting basis on terms and conditions that are customary for such agreements in the Great Lakes shipping industry.  The Asset Purchase Agreement also provides that Black Creek will assume the Sellers’ and their affiliates’ obligations relating to winter work and maintenance currently being performed on the Vessels.

The Note issued by Holdings on February 11, 2011 in connection with the transactions described above bears interest at a rate of 6% per annum with all principal and interest thereon due and payable on December 15, 2011.

The Company on February 11, 2011, entered into a registration rights agreement (the “Registration Rights Agreement”) with Buckeye pursuant to which the Company agreed to file a resale registration statement under the Act with the Securities and Exchange Commission with respect to Shares no later than March 13, 2011.   The Company has agreed to bear all fees and expenses in connection with the registration of the Shares and to indemnify Buckeye for liabilities under the Act arising in connection with the registration statement pursuant to which the Shares are registered.

On February 11, 2011, the Company entered into a guaranty (the “Guaranty”) to and for the benefit of each of the Sellers pursuant to which the Company guaranteed Holdings’ obligations to make the Deferred Payments and under the Note.

Also on February 11, 2011, Black Creek, as borrower and Holdings, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Credit Agreement”) which (i) financed, in part, the acquisition of the Vessels by Black Creek, and (ii) provided funds for other transaction expenses.  The Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31,000.

Index

21.         SUBSEQUENT EVENT (continued)

The outstanding principal amount of the term loan is repayable as follows: (i) quarterly payments of US $517 commencing September 30, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan shall be payable upon the term loan maturity on February 11, 2014.

The term loan bears an interest rate per annum, at Black Creek’s option, equal to (i) LIBOR (as defined in the Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Credit Agreement), plus 3.75% per annum.

Obligations under the Credit Agreement are secured by (i) a first priority lien and security interest on all of Black Creek’s and Holding's assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Credit Agreement is unconditionally guaranteed by the guarantor, and such guaranty is secured by a lien on substantially all of the assets of Black Creek and Holdings.

Under the Credit Agreement, Black Creek will be required to make mandatory prepayments of principal on the term loan (i) in the event of certain dispositions of assets and insurance proceeds (as subject to certain exceptions), in an amount equal to 100% of the net proceeds received by Black Creek there from, and (ii) in an amount equal to 100% of the net proceeds to Black Creek from any issuance of Black Creek’s debt or equity securities.

The Credit Agreement contains certain covenants, including those limiting the guarantors’ and Black Creek’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Credit Agreement being accelerated.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2010.

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

 On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. (“Grand River”).  Prior to the acquisition we did not conduct, or have any investment in, any operating business. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation and Grand River.

 Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of thirteen cargo-carrying vessels as of December 31, 2010, including one vessel operated under a contract of affreightment.  From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility, integrated steel and food industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Results of Operations

Three month period ended December 31, 2010 compared to the three month period ended December 31, 2009:

(1)
The three month period ended December 31, 2010 was highlighted by significant changes in our markets compared to the three month period ended December 31, 2009.  Weather conditions on the Great Lakes were significantly less favorable during the three month period ended December 31, 2010, as compared to favorable weather conditions during the three month period ended December 31, 2009. These conditions affected the speed that our vessels could travel and resulted in an increase in lost time. During the three month period ended December 31, 2010, a stronger steel industry resulted in increased shipments of ore and, to a lesser extent, coal and aggregates, in our markets. There were also modest increases in our grain markets, offset by modest reductions in our salt markets compared to the three month period ended December 31, 2009.

(2)
Due to mechanical incidents on two vessels during the three month period ended September 30, 2010, we incurred approximately 29 days of downtime for repairs (including 19 lost Sailing Days, which we define as days a vessel is crewed and available for sailing) during the three month period ended December 31, 2010, although all repair costs below our insurance deductible limits were accrued prior to the three month period ended December 31, 2010.  However, our inability to utilize such vessels while they were being repaired resulted in lost revenues and created inefficiencies in our trade patterns caused by substituting sub-optimal vessels into the trade routes of the two affected vessels.

(3)
Excluding the impact of currency changes, we experienced a 6.6% decrease in freight revenue during the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009.  This decrease was due to the 29 days of downtime resulting from previous mechanical incidents, weather conditions and a sub-optimal commodity mix resulting from modest reductions in our salt markets.  Our outside charter business decreased 7.7% during the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009.

(4)
Our total Sailing Days decreased 15 days, or 1.4%, to 1,050 Sailing Days during the three month period ended December 31, 2010 from 1,065 Sailing Days during the three month period ended December 31, 2009. This decrease was primarily attributable to the 19 Sailing Days lost due to repairs of two vessels that had mechanical incidents during the three month period ended September 30, 2010.

(5)
We benefited from additional new business and contractual rate increases from existing customers during the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to higher fuel prices and a stronger Canadian dollar, partially offset by fewer Sailing Days,  during the three month period ended December 31, 2010, fuel surcharge revenues increased 14.2% compared to the three month period ended December 31, 2009.

(7)
The Canadian dollar strengthened by approximately 4.2% versus the U.S. dollar, averaging approximately $0.987 USD per CDN during the three month period ended at December 31, 2010 compared to approximately $0.947 USD per CDN during the three month period ended December 31, 2009.  The Company’s balance sheet translation rate increased from $0.984 USD per CDN at March 31, 2010, to $1.005 USD per CDN at December 31, 2010.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Three month period ended December 31, 2010	Three month period ended December 31, 2009	$ Change	% Change
Revenue:
Freight and related revenue	$27,331	$28,598	$(1,267)	(4.4)%
Fuel and other surcharges	6,432	5,633	799	14.2%
Outside voyage charter revenue	2,850	3,088	(238)	(7.7)%
Total	$36,613	$37,319	$(706)	(1.9)%

Expenses:
Outside voyage charter fees	$2,831	$3,089	$(258)	(8.4)%
Vessel operating expenses	$23,389	$23,216	$173	0.7%
Repairs and maintenance	$74	$68	$6	8.8%

Sailing Days:	1,050	1,065	(15)	(1.4)%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$26,030	$26,853	$(823)	(3.1)%
Fuel and other surcharges	$6,126	$5,289	$837	15.8%

Expenses per Sailing Day:
Vessel operating expenses	$22,275	$21,799	$476	2.2%
Repairs and maintenance	$70	$64	$6	9.4%

Management believes that each of our vessels should achieve approximately 87 Sailing Days in an average third fiscal quarter, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Three month period ended December 31, 2009	1,065	$28,598	$5,633	$3,088	$37,319	$23,216

Changes in the three month period ended December 31, 2010:

Increase attributable to stronger Canadian dollar	-	$623	$147	$117	$887	$422

Net increase (decrease) attributable to change in customer demand (excluding currency impact)	4	$(1,890)	$652	$-	$(1,238)	$(249)

Impact of repairs related to incidents	(19)	-	-	-	-	$-

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(355)	$(355)	$-

Sub-Total	(15)	$(1,267)	$799	$(238)	$(706)	$173
Three month period ended December 31, 2010	1,050	$27,331	$6,432	$2,850	$36,613	$23,389

Total revenue during the three month period ended December 31, 2010 was $36.6 million, a decrease of $0.7 million, or 1.9%, compared to $37.3 million during the three month period ended December 31, 2009.  This decrease was primarily attributable to decreased freight revenue, partially offset by higher fuel surcharges.

Freight and related revenue generated from Company-operated vessels decreased $1.3 million, or 4.4%, to $27.3 million during the three month period ended December 31, 2010 compared to $28.6 million during the three month period ended December 31, 2009.  Freight and related revenue per Sailing Day decreased $823, or 3.1%, to $26,030 per Sailing Day in the three month period ended December 31, 2010 compared to $26,853 per Sailing Day in the three month period ended December 31, 2009.  This decrease was attributable to unfavorable weather conditions, inefficiencies in our trade patterns due to recent mechanical incidents, and a sub-optimal commodity mix, due to a modest decline in our salt business offset by a stronger Canadian dollar and price increases in the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009.

Fuel and other pass through surcharges increased $0.8 million, or 14.2%, to $6.4 million during the three month period ended December 31, 2010 compared to $5.6 million during the three month period ended December 31, 2009. Fuel and other surcharges revenue per Sailing Day increased $837 to $6,126 per Sailing Day in the three month period ended December 31, 2010 compared to $5,289 in the three month period ended December 31, 2009.

Index

Outside voyage charter revenues decreased $238, or 7.7%, to $2.9 million during the three month period ended December 31, 2010 compared to $3.1 million during the three month period ended December 31, 2009.  The decrease in outside voyage charter revenue was primarily attributable to the timing of 2010 sailing season deliveries that could be carried by our own vessels, slightly offset by a stronger Canadian dollar.

Vessel operating expenses increased $173, or 0.7%, to $23.4 million in the three month period ended December 31, 2010 compared to $23.2 million in the three month period ended December 31, 2009.  This increase was primarily attributable to higher fuel costs and a stronger Canadian dollar, offset by reduction of 15 Sailing Days.  Vessel operating expenses per Sailing Day increased $476, or 2.2%, to $22,275 per Sailing Day in the three month period ended December 31, 2010 compared to $21,799 in the three month period ended December 31, 2009.

Our general and administrative expenses decreased $153 to $2.4 million during the three month period ended December 31, 2010 compared to $2.6 million in the three month period ended December 31, 2009.  The decrease in general and administrative expenses was primarily attributable to a reduction of our incentive compensation and our provision for doubtful accounts, partially offset by a stronger Canadian dollar and higher restricted stock amortization expense.  Our general and administrative expenses represented 6.6% of revenues during the three month period ended December 31, 2010, a decrease from 6.9% of revenues during the three month period ended December 31, 2009.  During the three month period ended December 31, 2010, $0.7 million of our general and administrative expenses was attributable to our parent company and $1.7 million was attributable to our operating companies.

Depreciation expense decreased $0.6 million to $1.8 million during the three month period ended December 31, 2010 compared to $2.4 million during the three month period ended December 31, 2009.  The decrease was primarily attributable to completion after the three month period ended December 31, 2009 of the depreciation of one of our vessels acquired in our March 2006 acquisition of Lower Lakes, partially offset by increased depreciation from capital expenditures during the fiscal 2010 winter lay-up period and a stronger Canadian dollar.

Amortization of drydock costs increased $77 to $0.7 million during the three month period ended December 31, 2010 compared to $0.6 million during the three month period ended December 31, 2009 due to the drydock of the Manistee during the fiscal 2010 winter lay-up period and the stronger Canadian dollar.  During the three month period ended December 31, 2010, the Company amortized the deferred drydock costs of eight of its twelve vessels compared to seven vessels during the three month period ended December 31, 2009.

Amortization of intangibles decreased $5 to $294 during the three month period ended December 31, 2010 from $299 during the three month period ended December 31, 2009 primarily due to the completion of amortizing certain acquired non-competition agreements, partially offset by a stronger Canadian dollar, during the three month period ended December 31, 2009.

As a result of the items described above, during the three month period ended December 31, 2010, the Company’s operating income increased $51 to $5.1 million compared to $5.0 million during the three month period ended December 31, 2009.

Interest expense increased $94 to $1.5 million during the three month period ended December 31, 2010 from $1.4 million during the three month period ended December 31, 2009.  This increase in interest expense was primarily a result of the CDN $20.0 million increase in our Canadian Term Loan on August 9, 2010 to finance a new engine on the Michipicoten and certain other capital expenditures, partially offset by slightly lower interest rates and the expiration of interest rate swaps on $15.0 million of our Canadian term loan during the three month period ended December 31, 2009.

We recorded a net gain on interest rate swap contracts of $0.5 million during the three month period ended December 31, 2010 compared to a gain of $386 in the three month period ended December 31, 2009 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.

Our income before income taxes was $4.1 million in the three month period ended December 31, 2010 compared to income before income taxes of $4.0 million in the three month period ended December 31, 2009.

Index

Our provision for income tax expense was $272 during the three month period ended December 31, 2010 compared to income tax expense of $0.6 million during the three month period ended December 31, 2009.  The Company's revised forecasted effective tax rates have been applied on a year to date basis to income before taxes.   The Company’s effective tax rate was 6.6% for the three month period ended December 31, 2010 compared to income tax expense of 15.3% for the three month period ended December 31, 2009.  The effective tax rate for the three month period ended December 31, 2010 was lower than the statutory tax rate due to a reduction in the Company’s forecasted effective tax rate for the fiscal year ended March 31, 2011, combined with the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations, partially offset by unfavorable permanent book to tax differences.  The Company’s effective tax rate was also impacted by changes in the Company’s forecasted full year earnings in Canada and the United States, for which the cumulative effect was recorded in the current quarter provision for income taxes. The effective tax rate for the three month period ended December 31, 2009 was lower than the statutory tax rate primarily due to the tax benefit associated with the reduction of the valuation allowance related to the U.S. Federal tax provision recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Our net income increased $433 to $3.8 million in the three month period ended December 31, 2010 compared to net income of $3.4 million in the three month period ended December 31, 2009.

We accrued $0.6 million for cash dividends on our preferred stock during the three month period ended December 31, 2010 compared to $490 during the three month period ended December 31, 2009.  The dividends accrued at a rate of 11.25% for the three month period ended December 31, 2010 compared to a rate of 10.25% for the three month period ended December 31, 2009.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and increased to 11.75% effective January 1, 2011.

Our net income applicable to common stockholders increased $326 to $3.2 million during the three month period ended December 31, 2010 compared to net income applicable to common shareholders of $2.9 million during the three month period ended December 31, 2009.

During the three month period ended December 31, 2010, the Company operated five vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009:

(1)
We experienced mechanical incidents on five vessels during the nine month period ended December 31, 2010 resulting in approximately 113 days of downtime (including 77 Sailing Days) and approximately $1.1 million in repair costs below our insurance deductible limits.  In addition, we recorded approximately $1.3 million of assessments from one of our insurance carriers due to unusually large losses experienced in the current policy year.  Our inability to utilize such vessels during repairs created inefficiencies in our trade patterns as a result of substituting sub-optimal vessels into the trade routes of the affected vessels.

(2)
The nine month period ended December 31, 2010 was also highlighted by several significant changes in our markets compared to the nine month period ended December 31, 2009.  There was an overall increase in demand during the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009, when a weakened economy delayed the start of the 2009 sailing season.  During the nine month period ended December 31, 2010, a stronger steel industry resulted in increased shipments of ore, and to a lesser extent, coal and aggregates, in our markets.  There were also modest increases in our grain markets, offset by reductions in our salt markets compared to the nine month period ended December 31, 2009.

(3)
We experienced a 2.0% increase in freight revenue, excluding the impact of currency, during the nine month period ended December 31, 2010, which was lower than the overall market increase due to the impact of several mechanical incidents and our lower reliance on the steel industry compared to our competitors.  This increase was attributable to an increase in the number of Sailing Days compared to the nine month period ended December 31, 2009.  Our outside charter business decreased approximately 6.2% during the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.

(4)
Our total Sailing Days increased 177 days, or 5.9%, to 3,154 Sailing Days during the nine month period ended December 31, 2010 from 2,977 Sailing Days during the nine month period ended December 31, 2009. The increase in Sailing Days was a result of stronger overall markets, including the sailing of the McKee Sons, which sailed only 137 days during the nine month period ended December 31, 2009, offset by the loss of 77 Sailing Days due to mechanical incidents on several of our vessels during the nine month period ended December 31, 2010.

(5)
We benefited from additional new business and contractual rate increases from existing customers during the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to increased Sailing Days, higher fuel prices, and a stronger Canadian dollar during the nine month period ended December 31, 2010, fuel surcharge revenues increased 32.7% compared to the nine month period ended December 31, 2009.

(7)
The Canadian dollar strengthened by approximately 7.9% versus the U.S. dollar, averaging approximately $0.974 USD per CDN during the nine month period ended at December 31, 2010 compared to approximately $0.903 USD per CDN during the nine month period ended December 31, 2009.  The Company’s balance sheet translation rate increased from $0.984 USD per CDN at March 31, 2010, to $1.005 USD per CDN at December 31, 2010.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Nine month period ended December 31, 2010	Nine month period ended December 31, 2009	$ Change	% Change
Revenue:
Freight and related revenue	$86,043	$80,879	$5,164	6.4%
Fuel and other surcharges	19,117	14,409	4,708	32.7%
Outside voyage charter revenue	7,056	7,525	(469)	(6.2)%
Total	$112,216	$102,813	$9,403	9.1%

Expenses:
Outside voyage charter fees	$7,032	$7,509	$(477)	(6.4)%
Vessel operating expenses	$73,113	$60,710	$12,403	20.4%
Repairs and maintenance	$118	$785	$(667)	(85.0)%

Sailing Days:	3,154	2,977	177	5.9%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,281	$27,168	$113	0.4%
Fuel and other surcharges	$6,061	$4,840	$1,221	25.2%

Expenses per Sailing Day:
Vessel operating expenses	$23,181	$20,393	$2,788	13.7%
Repairs and maintenance	$37	$264	$(227)	(86.0)%

Management believes that each of our vessels should achieve approximately 270 Sailing Days in an average first three fiscal quarters, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period.  Management assumes that there will be no Sailing Days for our vessels in a typical fourth fiscal quarter.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Nine month period ended December 31, 2009	2,977	$80,879	$14,409	$7,525	$102,813	$60,710

Changes in the nine month period ended December 31, 2010:

Increase attributable to stronger Canadian dollar	-	$3,520	$692	$462	$4,674	$2,996

Net increase attributable to increased customer demand (excluding currency impact)	254	$1,644	$4,016	$-	$5,660	$6,998
Costs of repairs of incidents and assessments from an insurance carrier	(77)	-	-	-	-	$2,409

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(931)	$(931)	$-

Sub-Total	177	$5,164	$4,708	$(469)	$9,403	$12,403
Nine month period ended December 31, 2010	3,154	$86,043	$19,117	$7,056	$112,216	$73,113

Total revenue during the nine month period ended December 31, 2010 was $112.2 million, an increase of $9.4 million, or 9.1%, compared to $102.8 million during the nine month period ended December 31, 2009.  This increase was primarily attributable to higher fuel surcharges, price increases and a stronger Canadian dollar.

Freight and related revenue generated from Company-operated vessels increased $5.1 million, or 6.4%, to $86.0 million during the nine month period ended December 31, 2010 compared to $80.9 million during the nine month period ended December 31, 2009.  Freight and related revenue per Sailing Day increased $113, or 0.4%, to $27,281 per Sailing Day in the nine month period ended December 31, 2010 compared to $27,168 per Sailing Day in the nine month period ended December 31, 2009.  This increase was attributable to a stronger Canadian dollar and price increases, partially offset by inefficiencies in our trade patterns due to recent mechanical incidents during the nine months ended December 31, 2010 compared to the nine month period ended December 31, 2009.

Fuel and other pass through surcharges increased $4.7 million, or 32.7%, to $19.1 million during the nine month period ended December 31, 2010 compared to $14.4 million during the nine month period ended December 31, 2009. Fuel and other surcharges revenue per Sailing Day increased $1,221, or 25.2%, to $6,061 per Sailing Day in the nine month period ended December 31, 2010 compared to $4,840 in the nine month period ended December 31, 2009.

Outside voyage charter revenues decreased $469, or 6.2%, to $7.1 million during the nine month period ended December 31, 2010 compared to $7.5 million during the nine month period ended December 31, 2009.  The decrease in outside voyage charter revenue was primarily attributable to the timing of 2010 sailing season deliveries that could be carried by our own vessels, offset by a stronger Canadian dollar.

Index

Vessel operating expenses increased $12.4 million, or 20.4%, to $73.1 million in the nine month period ended December 31, 2010 compared to $60.7 million in the nine month period ended December 31, 2009.  This increase was primarily attributable to the costs of the mechanical incidents, assessments from one of our insurance carriers, increased costs from operating our vessels for 177 additional Sailing Days, the higher costs of a stronger Canadian dollar and higher fuel costs.  Vessel operating expenses per Sailing Day increased $2,788, or 13.7%, to $23,181 per Sailing Day in the nine month period ended December 31, 2010 compared to $20,393 in the nine month period ended December 31, 2009.

Repairs and maintenance expenses, which consist of expensed winter work, decreased $0.7 million to $118 during the nine month period ended December 31, 2010 from $0.8 million during the nine month period ended December 31, 2009.  Repairs and maintenance per Sailing Day decreased $227 to $37 per Sailing Day in the nine month period ended December 31, 2010 from $264 per Sailing Day during the nine month period ended December 31, 2009.  This decrease was related to the timing of completing the 2010 winter lay-up work for the earlier start of the 2010 sailing season in the nine month period ended December 31, 2010 as compared to the timing of completing the 2009 winter lay-up work and the later start of the season in the nine month period ended December 31, 2009.

Our general and administrative expenses increased $318 to $7.1 million during the nine month period ended December 31, 2010 compared to $6.8 million in the nine month period ended December 31, 2009.  The increase in general and administrative expenses was a result of higher legal costs, a stronger Canadian dollar and higher restricted stock amortization expense, offset by a loan amendment fee of $446 incurred in the nine month period ended December 31, 2009.  Our general and administrative expenses represented 6.3% of revenues during the nine month period ended December 31, 2010, a decrease from 6.6% of revenues during the nine month period ended December 31, 2009.  During the nine month period ended December 31, 2010, $2.0 million of our general and administrative expenses was attributable to our parent company and $5.1 million was attributable to our operating companies.

Depreciation expense decreased $1.4 million to $5.4 million during the nine month period ended December 31, 2010 compared to $6.8 million during the nine month period ended December 31, 2009.  The decrease was primarily attributable to completion after the nine month period ended December 31, 2009 of the depreciation of one of our vessels acquired in our March 2006 acquisition of Lower Lakes, partially offset by increased depreciation from capital expenditures during the fiscal 2010 winter lay-up period and a stronger Canadian dollar.

Amortization of drydock costs increased $271 to $2.1 million during the nine month period ended December 31, 2010 compared to $1.8 million during the nine month period ended December 31, 2009 due to the drydock of the Manistee during the fiscal 2010 winter lay-up period and the stronger Canadian dollar.  During the nine month period ended December 31, 2010, the Company amortized the deferred drydock costs of eight of its twelve vessels compared to seven vessels during the nine month period ended December 31, 2009.

 Amortization of intangibles decreased $264 to $0.9 million during the nine month period ended December 31, 2010 from $1.1 million during the nine month period ended December 31, 2009 due primarily to the completion of amortizing certain acquired non-competition agreements during the nine month period ended December 31, 2009.

As a result of the items described above, during the nine month period ended December 31, 2010, the Company’s operating income decreased $0.8 million to $16.5 million compared to $17.3 million during the nine month period ended December 31, 2009.

Interest expense decreased $159 to $4.2 million during the nine month period ended December 31, 2010 from $4.3 million during the nine month period ended December 31, 2009. This decrease in interest expense was primarily a result of slightly lower interest rates, including the benefit of a decrease in our applicable margin of 0.25% on most of our borrowings compared to the nine month period ended December 31, 2009, and the expiration of interest rate swaps on $15.0 million of our Canadian term loan after the nine month period ended December 31, 2009, partially offset by the CDN $20.0 million increase in the Canadian Term Loan on August 9, 2010 to finance a new engine on the Michipicoten and certain other capital expenditures as well as a stronger Canadian dollar compared to the nine month period ended December 31, 2009.

We recorded a net gain on interest rate swap contracts of $131 during the nine month period ended December 31, 2010 compared to a gain of $2.0 million in the nine month period ended December 31, 2009 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.

Our income before income taxes was $12.6 million in the nine month period ended December 31, 2010 compared to income before income taxes of $14.9 million in the nine month period ended December 31, 2009.

Index

Our provision for income taxes was a benefit of $371 during the nine month period ended December 31, 2010 compared to income tax expense of $3.4 million during the nine month period ended December 31, 2009.  The Company’s provision for income taxes decreased from the nine months ended December 31, 2009 due to lower net income before taxes in the nine month period ended December 31, 2010, a change in mix of income between the U.S. and Canada and changes in the Company’s forecasted U.S and Canadian effective tax rates.  The Company's effective tax rate was a benefit of 3.0% for the nine month period ended December 31, 2010, compared to income tax expense of 22.5% for the nine month period ended December 31, 2009.  The effective tax rate for the nine month period ended December 31, 2010 was lower than the statutory tax rate because the Company’s U.S. state income tax expense was more than offset by a tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations and a negative Canadian effective tax rate resulting from a near break even full-year forecast combined with unfavorable permanent book to tax differences.

Our net income increased $1.3 million to $12.9 million in the nine month period ended December 31, 2010 compared to net income of $11.6 million in the nine month period ended December 31, 2009.

We accrued $1.7 million for cash dividends on our preferred stock during the nine month period ended December 31, 2010 compared to $1.4 million during the nine month period ended December 31, 2009.  The dividends accrued at an average rate of 11.1% for the nine month period ended December 31, 2010 compared to a rate of 10.1% for the nine month period ended December 31, 2009.  When the dividends are not paid in cash, the rate increases 0.5% every six months to a cap of 12.0%, and increased to 11.75% effective January 1, 2011.

Our net income applicable to common stockholders increased $1.0 million to $11.2 million during the nine month period ended December 31, 2010 compared to net income applicable to common shareholders of $10.2 million during the nine month period ended December 31, 2009.

During the nine month period ended December 31, 2010, the Company operated five vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately two-thirds of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Impact of Inflation and Changing Prices

During the nine month period ended December 31, 2010, there were increases in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to U.S. dollars by an increase of approximately 7.9% compared to the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the nine month periods ended December 31, 2010 and December 31, 2009.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to a deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity.

Net cash provided by operating activities for the nine month period ended December 31, 2010 was $6.9 million, a decrease of $4.5 million compared to $11.4 million during the nine month period ended December 31, 2009.  This decrease in net cash provided was primarily attributable to lower cash earnings and, to a lesser extent, the timing of receivable collections during the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009.

Index

Cash used in investing activities increased by $9.2 million to $12.5 million during the nine month period ended December 31, 2010 compared to $3.3 million during the nine month period ended December 31, 2009.  This increase was primarily attributable to the timing of payments made on the new engine installation this winter on the Michipicoten and, to a lesser extent, paying capital expenditures incurred during the 2010 winter lay-up period as compared to the timing of payment of capital expenditures related to the 2009 winter lay-up period.

Cash flows provided from financing activities was $15.7 million during the nine month period ended December 31, 2010, compared to cash flows used in financing activities of $1.7 million during the nine month period ended December 31, 2009.  On August 9, 2010, we received proceeds of $18.3 million, net of financing costs, in additional term debt to finance the repowering of the Michipicoten, of which part of the proceeds were temporarily used to pay off the seasonal revolver.  During the nine month period ended December 31, 2010, the Company paid off all seasonal borrowings under its revolving credit facility compared to net borrowings of $1.7 million during the nine month period ended December 31, 2009, and made principal payments on its term debt of $2.8 million during the nine month period ended December 31, 2010 compared to $3.4 million during the nine month period ended December 31, 2009.

During the nine month period ended December 31, 2010, long-term debt, including the current portion, increased $18.1 million to $80.8 million from $62.7 million at March 31, 2010, which reflected an increase of $18.8 million additional term debt financing, a decrease of $2.8 million due to scheduled principal payments made during such period and an increase of $2.1 million due to the stronger Canadian dollar.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the nine month period ended December 31, 2010.  The Amended and Restated Credit Agreement’s covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

On June 23, 2009, Lower Lakes Towing, Lower Lakes Transportation, Grand River and the other Credit Parties thereto entered into a Second Amendment (the “Amendment”), to the Amended and Restated Credit Agreement with the Lenders signatory thereto and General Electric Capital Corporation, as Agent. Under the Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amounts and duration of the seasonal overadvance facilities under the Canadian and U.S. Revolving Credit Facilities and modified the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

On August 9, 2010, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties thereto entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, further amending the Amended and Restated Credit Agreement. The Third Amendment provided for an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20 million to finance the approximately US $15 million conversion of the Company’s last steam powered vessel, the SS Michipicoten, to diesel power, and certain other capital expenditures.  The Company took the SS Michipicoten out of service in December 2010 and expects to have it fully operational in the spring of 2011.

The Third Amendment also included (i) a modification to the Senior Funded Debt to EBITDA Ratio and (ii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) is repayable in quarterly installments of CDN $0.7 million commencing December 2010, increasing to CDN $0.9 million commencing September 2011 and maturing on April 1, 2013.

Index

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2010 was $6.8 million compared to $5.1 million at March 31, 2010.  As of December 31, 2010, the effective rate of preferred dividends was 11.25%.  During the three month period ended December 31, 2009, the effective rate of preferred dividends was 10.25%.  The dividend rate increased to 11.75% effective January 1, 2011 and will increase 0.5% every six months thereafter until it reaches 12% or the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.

Investments in Capital Expenditures and Drydockings

 We invested $10.4 million in accrued capital expenditures and drydock expenses during the nine month period ended December 31, 2010, including $8.6 million related to the repowering of the Michipicoten and $304 relating to carryover from the 2010 winter season. Our capital expenditures and drydock expenses accrued for the total 2010 winter season were approximately $7.5 million.

The Company is currently converting its last steam powered vessel, the SS Michipicoten, to diesel power consistent with the engine replacement completed on the Saginaw in 2008. The Company took the vessel out of service in December 2010 and expects to have it fully operational in the spring of 2011.  This project is estimated to cost approximately US $15 million and is expected to generate an annual return on invested funds in the mid teens.  The benefits of the conversion include increased revenues from higher speeds and lower costs from reduced fuel consumption, labor, maintenance and other operating expenses.  As of December 31, 2010, the Company had signed contractual commitments with several suppliers totaling CDN $7.8 million in connection with the repowering project.

On February 11, 2011, the Company acquired two integrated tug-barge units that will be integrated into the Company’s existing U.S. fleet.  This transaction is more fully described in Part II - Item 5 of this Quarterly Report on Form 10-Q.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At December 31, 2010, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $62.1 million of term borrowings in Canada.  At December 31, 2010, we had no revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.

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

Interest Rate Risk

We are exposed to changes in interest rates associated with any revolver indebtedness although there were no such borrowings on December 31, 2010.  We are also exposed to CDN $35.7 million of our term loans under our Amended and Restated Credit Agreement.  Interest rates on such revolver debt and Canadian term debt vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on U.S. borrowings.

Index

As of December 31, 2010, we held two interest rate swap contracts for approximately 56% of our term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans, which were set in February 2008.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

Subsequent Event

On February 11, 2011, the Company invested $6.5 million into a newly-formed subsidiary in order to acquire two integrated tug-barge units.  The remainder of the purchase price for such vessels was financed through a new credit facility more fully described under the heading “New Credit Facility” in Part II – Item 5 of this Quarterly Report on Form 10-Q.  Of the Company’s $6.5 million investment, $4.5 million was used to acquire the integrated tug-barge units and $2 million will be used for transaction expenses, capital expenditures and winter work related to the acquired vessels.  These vessels will be operated by Grand River and integrated into the Company’s existing U.S. fleet.

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

Index

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

Impairment of Fixed Assets and Intangible Assets with Finite Lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2010.

Impairment of Goodwill

As of March 31, 2010, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2010  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our goodwill during the nine month period ended December 31, 2010.

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

Index

Recently Issued Pronouncements

Fair value measurements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, "Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The Company adopted the guidance in ASU 2010-06 on April 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010.  This adoption expanded disclosures only, and did not have any impact on the Company’s consolidated financial statements.

Consolidation of variable interest entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosure about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU 2009-17 became effective as of the first annual reporting period beginning after November 15, 2009 and interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company adopted the guidance in ASU 2009-17 on April 1, 2010. The disclosure requirements of ASU 2009-17 are presented in Note 20 of the consolidated financial statements for December 31, 2010.

Multiple-deliverable revenue arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-deliverable revenue arrangements” (“ASU 2009-13”), which amends ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company does not expect the provisions of ASU 2009-13 to have a material effect on its financial position, results of operations or cash flows.

Equity: Accounting for distributions to shareholders with components of stock and cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for distributions to shareholders with components of stock and cash” (“ASU 2010-01”).  ASU 2010-01 amends the ASC 505-20, “Equity-Stock Dividends and Stock Splits” to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.   The Company adopted the guidance in ASU 2010-01 on April 1, 2010, which did not have any impact on the Company’s consolidated financial statements.

Consolidation: Accounting and reporting for decreases in ownership of a subsidiary – a scope clarification

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“ASU 2010-02”).  ASU 2010-02 amends ASC 810-10, “Consolidation—Overall” to clarify that the scope of the decrease in ownership provisions and related guidance applies to:  (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009. The Company adopted the guidance in ASU 2010-02 on April 1, 2010, which did not have any impact on our consolidated financial statements as we have not had such decreases in ownership of our subsidiaries.

Index

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from ASU 2010-20. For public companies, the amendments that require disclosure as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. ASU 2011-01 temporarily delays the effective date of the disclosures to interim and annual periods ending after June 15, 2011. The Company does not believe that the adoption of ASU 2010-20 will have a material impact on the Company’s financial position, results of operation, or cash flows.

Intangibles—Goodwill and Other Performing Step 2 of the Goodwill Impairment Test

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years ending on or after December 15, 2010. The Company does not believe that the adoption of ASU 2010-28 will have a material impact on the Company’s consolidated financial statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. We believe the adoption of ASU 2010-29 will not have a material impact on our consolidated financial position or results of operations.

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

Index

 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

No change occurred in our internal controls concerning financial reporting during the three month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

None.

Item 5.  Other Information.

Asset Purchase Agreement

On February 11, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), a newly-formed, indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Holdings”), a newly-formed wholly-owned subsidiary of the Company and the parent corporation of Black Creek, entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Reserve Holdings, LLC (“Reserve”), and Buckeye Holdings, LLC (“Buckeye” and, together with Reserve, the “Sellers”).  Under the Asset Purchase Agreement, Black Creek purchased two integrated tug/barge units (the “Vessels”) for consideration consisting of (i) $35.5 million cash paid at closing, (ii) $3.6 million cash to be paid by Holdings in 72 monthly installments of $50 beginning on April 15, 2011 (the "Deferred Payments"); (iii) a promissory note of Holdings in the principal amount of $1.5 million (the “Note”) and described below under the heading “Promissory Note”; and (iv) 1,305,963 shares of the Company’s common stock (the “Shares”).  The Shares were issued without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided in Section 4(2) of the Act, based in part on representations made to the Company by Sellers that the Sellers are accredited investors and the fact that no general solicitation was involved in such issuance.

The Asset Purchase Agreement provides that the Sellers will use their commercially reasonable efforts to seek the consent to the assignment to Black Creek of certain vessel transportation agreements pursuant to which the Sellers and their affiliates provide freight transportation services to third parties (each such agreement, a “VTA”).  Prior to the assignment of the VTAs, Black Creek has agreed to service the Sellers’ and their affiliates’ obligations under the VTAs on a subcontracting basis on terms and conditions that are customary for such agreements in the Great Lakes shipping industry.  The Asset Purchase Agreement also provides that Black Creek will assume the Sellers’ and their affiliates’ obligations relating to winter work and maintenance currently being performed on the Vessels.

Index

A copy of the Asset Purchase Agreement is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Promissory Note

The Note issued by Holdings on February 11, 2011 in connection with the transactions described above bears interest at a rate of 6% per annum with all principal and interest thereon due and payable on December 15, 2011.  A copy of the Note is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

Registration Rights Agreement

On February 11, 2011, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Buckeye pursuant to which the Company agreed to file a resale registration statement under the Act with the Securities and Exchange Commission with respect to Shares no later than March 13, 2011.   The Company has agreed to bear all fees and expenses in connection with the registration of the Shares and to indemnify Buckeye for liabilities under the Act arising in connection with the registration statement pursuant to which the Shares are registered.  A copy of the Registration Rights Agreement is attached hereto as Exhibit 10.3 and is incorporated by reference herein.

Guaranty

On February 11, 2011, the Company entered into a guaranty (the “Guaranty”) to and for the benefit of each of the Sellers pursuant to which the Company guaranteed Holdings’ obligations to make the Deferred Payments and under the Note.

A copy of the Guaranty is attached hereto as Exhibit 10.4 and is incorporated by reference herein.

New Credit Facility

On February 11, 2011, Black Creek, as borrower and Holdings, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Credit Agreement”) which (i) financed, in part, the acquisition of the Vessels by Black Creek, and (ii) provided funds for other transaction expenses.  The Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31.0 million.

The outstanding principal amount of the term loan is repayable as follows: (i) quarterly payments of US $517 commencing September 30, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan shall be payable upon the term loan maturity on February 11, 2014.

The term loan bears an interest rate per annum, at Black Creek’s option, equal to (i) LIBOR (as defined in the Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Credit Agreement), plus 3.75% per annum.

Obligations under the Credit Agreement are secured by (i) a first priority lien and security interest on all of Black Creek’s and Holding's assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Credit Agreement is unconditionally guaranteed by the guarantor, and such guaranty is secured by a lien on substantially all of the assets of Black Creek and Holdings.

Under the Credit Agreement, Black Creek will be required to make mandatory prepayments of principal on the term loan (i) in the event of certain dispositions of assets and insurance proceeds (as subject to certain exceptions), in an amount equal to 100% of the net proceeds received by Black Creek there from, and (ii) in an amount equal to 100% of the net proceeds to Black Creek from any issuance of Black Creek’s debt or equity securities.

The Credit Agreement contains certain covenants, including those limiting the guarantors’ and Black Creek’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Credit Agreement being accelerated.

Index

A copy of the Credit Agreement is attached hereto as Exhibit 10.5 and is incorporated by reference herein.

Item 6.  Exhibits.

(a) Exhibits

10.1	Asset Purchase Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., Reserve Holdings, LLC and Buckeye Holdings, LLC.

10.2	Promissory Note of Black Creek Shipping Holding Company, Inc. in favor of Reserve Holdings, LLC and Buckeye Holdings, LLC, dated February 11, 2011.

10.3	Registration Rights Agreement, dated as of February 11, 2011, by and between Rand Logistics, Inc. and Buckeye Holdings, LLC.

10.4	Guarantee, dated February 11, 2011, made by Rand Logistics, Inc. to and for the benefit of Reserve Holdings, LLC and Buckeye Holdings, LLC.

10.5
Credit Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., General Electric Capital Corporation, as agent and lender, and certain other lenders party thereto.

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

RAND LOGISTICS, INC.

Date: February 11, 2011	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: February 11, 2011	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Index

Exhibit Index

10.1	Asset Purchase Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., Reserve Holdings, LLC and Buckeye Holdings, LLC.

10.2	Promissory Note of Black Creek Shipping Holding Company, Inc. in favor of Reserve Holdings, LLC and Buckeye Holdings, LLC, dated February 11, 2011.

10.3	Registration Rights Agreement, dated as of February 11, 2011, by and between Rand Logistics, Inc. and Buckeye Holdings, LLC.

10.4	Guarantee, dated February 11, 2011, made by Rand Logistics, Inc. to and for the benefit of Reserve Holdings, LLC and Buckeye Holdings, LLC.

10.5
Credit Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., General Electric Capital Corporation, as agent and lender, and certain other lenders party thereto.

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