Form 10-K
period 2011-03-31
Rand Logistics, Inc.
filed 2011-06-29
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2010 was $45,113,686.

14,865,556 shares of Common Stock were outstanding at June 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 21, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAND LOGISTICS, INC.

i

PART I

ITEM 1.  BUSINESS

Overview

Rand Logistics, Inc. (formerly Rand Acquisition Corporation) (“Rand,” the “Company,” “we,” “our” and “us”) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On November 2, 2004, we closed our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24.0 million. On November 3, 2004, we sold an additional 600,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $3.6 million. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $24.6 million.

On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. (“Grand River”).  Prior to the acquisition, we did not conduct, or have any investment in, any operating business.  Subsequent to the acquisition, we have added several additional vessels to our fleet through acquisition transactions.  Most recently, as discussed below, we acquired two integrated tug and barge units through a new subsidiary, Black Creek Shipping Company, Inc. (“Black Creek”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to Rand include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek.

On February 11, 2011, our subsidiaries Black Creek  and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”) acquired two integrated tug and barge units, which vessels were subsequently chartered to Grand River.  In connection with the acquisition of these vessels, Black Creek entered into vessel transportation agreements with third parties which had previously been serviced by the seller of the vessels.

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of fifteen cargo-carrying vessels, including one vessel operated under a contract of affreightment with an unrelated third party.   From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility, integrated steel and food industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Lower Lakes’ fleet consists of five self-unloading bulk carriers and two conventional bulk carriers in Canada and seven self-unloading bulk carriers in the U.S., including three integrated tug and barge units. Lower Lakes Towing owns all of the Canadian vessels.  Lower Lakes Transportation time charters the seven U.S. vessels, including the three integrated tug and barge units, from Grand River. With the exception of one barge (which Grand River bareboat charters from an unrelated third party) and two of the integrated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

Lower Lakes is a leading provider of River Class bulk freight shipping services throughout the Great Lakes, operating over one-half of all River Class vessels servicing the Great Lakes and the majority of boom-forward equipped vessels in this category.  River Class vessels - which represent the smaller end of Great Lakes vessels with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons - are ideal for customers seeking to move significant quantities of dry bulk product to or from ports which restrict non-River Class vessels due to size and capacity constraints.  Boom forward self-unloading vessels - those with their booms located in front of the cargo holds – offer greater accessibility for delivery of cargo to locations where only forward access is possible. Six of the vessels used in Lower Lakes’ operations are boom forward self-unloaders and six vessels are boom aft self-unloaders.

Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt.  Lower Lakes’ top ten customers accounted for approximately 67% of its revenue during the fiscal year ended March 31, 2011.  Lower Lakes is the sole-source shipping provider to several of its customers.  Many of Lower Lakes’ customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges.

Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area.  In the River Class market segment, Lower Lakes generally faces two primary competitors: Seaway Marine Transport and American Steamship Company.  Seaway Marine Transport is a Canadian traffic and marketing partnership, which owns 19 self-unloading vessels, three of which are River Class boom-forward vessels.  American Steamship Company operates in the U.S. and maintains a fleet of 17 vessels, three of which are River Class vessels.  We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer’s schedule and offer shipping flexibility is a key competitive factor.  Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.

We believe that the available shipping capacity on the Great Lakes is declining over the long term as aging fleets are retired. We do not believe that such retirements will be fully replaced with new or refurbished capacity until freight rates are substantially increased to justify such capital investments.

As of March 31, 2011, Lower Lakes had approximately 397 full-time employees, 30 of whom were shoreside and management and 367 of whom were shipboard employees.  Approximately 42% of Lower Lakes’ shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.

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

Risks Associated with our Business

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

Lower Lakes maintains insurance on its fleet for risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which includes environmental damage and pollution insurance). Lower Lakes does not, however, insure the loss of a vessel’s income when it is being repaired due to an insured hull and machinery claim. We can give no assurance that Lower Lakes will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Lower Lakes may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, in the future, Lower Lakes may not be able to obtain adequate insurance coverage at reasonable rates for Lower Lakes’ fleet. Lower Lakes may also be subject to calls, or premiums, in amounts based not only on its own claims record but also the claims record of all other members of the protection and indemnity associations through which Lower Lakes may receive indemnity insurance coverage. Lower Lakes’ insurance policies will also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase its costs.

Lower Lakes is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing our revenues and earnings.

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

Lower Lakes and Black Creek may not be able to generate sufficient cash flows to meet their respective debt service obligations.

Lower Lakes’ and Black Creek’s ability to make payments on their respective indebtedness will depend on Lower Lakes’ ability to generate cash from its future operations. Lower Lakes’ business may not generate sufficient cash flow from operations or from other sources sufficient to enable it and Black Creek to repay their indebtedness and to fund their other liquidity needs, including capital expenditures and winter work expenses. The indebtedness of Lower Lakes and Black Creek under their respective credit facilities bears interest at floating rates, and therefore, if interest rates increase, Lower Lakes’ and Black Creek’s debt service requirements will increase, except for that portion of Lower Lakes’ term debt that is subject to interest rate swaps. Lower Lakes and Black Creek may need to refinance or restructure all or a portion of their respective indebtedness on or before maturity. Lower Lakes and Black Creek may not be able to refinance any of their respective indebtedness on commercially reasonable terms, or at all. If Lower Lakes or Black Creek cannot service or refinance their respective indebtedness, they may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes and Black Creek may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

A default under Lower Lakes’ or Black Creek’s indebtedness may have a material adverse effect on our financial condition.

In the event of a default under Lower Lakes’ or Black Creek’s indebtedness, the holders of the indebtedness under Lower Lakes’ or Black Creek’s respective credit facilities generally would be able to declare all of the indebtedness under such facility, together with accrued interest, to be due and payable. In addition, borrowings under the existing Lower Lakes senior credit facility are secured by a first priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation and Grand River and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  Similarly, borrowings under the Black Creek credit facility are secured by a first priority lien on all of Black Creek’s assets and, in the event of default under that facility, the lenders thereunder generally would be entitled to seize the collateral.  In addition, default under one debt instrument within Lower Lakes’ senior credit facility could in turn permit lenders under other debt instruments within Lower Lakes’ senior credit facility to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses.  Moreover, upon the occurrence of an event of default under the Lower Lakes credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our results of operations.

Servicing debt could limit funds available for other purposes, such as the payment of dividends.

Lower Lakes and Black Creek will each use cash to pay the principal and interest on their debt, and to fund capital expenditures, drydock costs and winter work expenses. These payments limit funds that would otherwise be available for other purposes, including distributions of cash to our stockholders.

Lower Lakes’ and Black Creek’s loan agreements contain restrictive covenants that will limit their liquidity and corporate activities.

Lower Lakes’ and Black Creek’s respective credit facilities impose operating and financial restrictions that limit their ability to:

o	incur additional indebtedness;

o	create additional liens on its assets;

o	make investments;

o	engage in mergers or acquisitions;

o	pay dividends; and

o	sell any of Lower Lakes’ or Black Creek’s vessels or any other assets outside the ordinary course of business.

Therefore, Lower Lakes and Black Creek will need to seek permission from their respective lenders in order to engage in some corporate actions. Lower Lakes’ and Black Creek’s lenders’ interests may be different from those of Lower Lakes or Black Creek, respectively, and no assurance can be given that Lower Lakes or Black Creek will be able to obtain their respective lenders’ permission when needed. This may prevent Lower Lakes and Black Creek from taking actions that are in their best interest.

Because Lower Lakes generates approximately 65% of its revenues and incurs approximately 65% of its expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer exchange rate losses thereby increasing expenses and reducing income.

Lower Lakes generates a significant portion of its revenues and incurs a significant portion of its expenses in Canadian dollars. This could lead to fluctuations in our net income due to changes in the value of the U.S. Dollar relative to the Canadian Dollar.

Lower Lakes depends upon unionized labor for its U.S. operations. Any work stoppages or labor disturbances could disrupt its business.

All of Grand River’s shipboard employees are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition.

A labor union has attempted to unionize Lower Lakes’ Canadian employees.

The Seafarers International Union of Canada, or SIU, has attempted without success to organize Lower Lakes’ unlicensed Canadian employees periodically over the past several years. Although we believe that support for this union is low, if SIU is successful in organizing a union among Lower Lakes’ Canadian employees, it could result in increased labor costs or reduced productivity for Lower Lakes, which could have a material adverse effect on our results of operations.

Lower Lakes’ employees are covered by U.S. Federal laws that may subject it to job-related claims in addition to those provided by state laws.

All of Grand River’s shipboard employees are covered by provisions of the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in Federal courts. Because Lower Lakes is not generally protected by the limits imposed by state workers’ compensation statutes, Lower Lakes has greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

Our capital stock is subject to restriction on foreign ownership and possible required divestiture by non-U.S. citizen stockholders.

Under U.S. maritime laws, in order for us to maintain our eligibility to own and operate vessels in the U.S. domestic trade, 75% of our outstanding capital stock and voting power is required to be held by U.S. citizens. Although our amended and restated certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock, we could lose our ability to conduct operations in the U.S. domestic trade if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on our results of operations. If our board of directors determines that persons who are not citizens of the U.S. own more than 23% of our outstanding capital stock or more than 23% of our voting power, we may redeem such stock or, if redemption is not permitted by applicable law or if our board of directors, in its discretion, elects not to make such redemption, we may require the non-citizens who most recently acquired shares to divest such excess shares to persons who are U.S. citizens in such manner as our board of directors directs. The required redemption would be at a price equal to the average closing price during the preceding 30 trading days, which price could be materially different from the current price of the common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases the common stock, there can be no assurance that he or she will not be required to divest the shares and such divestiture could result in a material loss.   Such restrictions and redemption rights may make Rand’s equity securities less attractive to potential investors, which may result in Rand’s publicly traded common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Our business is dependent upon key personnel whose loss may adversely impact our business.

We depend on the expertise, experience and continued services of Lower Lakes’ senior management employees, especially Scott Bravener, its President.  Mr. Bravener has acquired specialized knowledge and skills with respect to Lower Lakes and its operations and most decisions concerning the business of Lower Lakes are made or significantly influenced by him. Although Lower Lakes maintains life insurance with respect to Mr. Bravener, the proceeds of such insurance may not be adequate to compensate Lower Lakes in the event of Mr. Bravener’s death. The loss of Mr. Bravener or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Bravener were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Laurence S. Levy, the Chairman of our board of directors and our Chief Executive Officer, and Edward Levy, our President, are each engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs.

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

The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,419,355 shares of our common stock, subject to certain adjustments, which, on an “as converted” basis, representing approximately 14% of our aggregate outstanding common stock.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future acquisition, which would reduce the equity interest of our stockholders.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 34,654,659 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

Future acquisitions of vessels or businesses by Rand or Lower Lakes would subject Rand and Lower Lakes to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Rand’s or Lower Lakes’ capital structure.

Rand intends to pursue acquisition opportunities in an effort to diversify its investments and/or grow its business. While neither Rand nor Lower Lakes is presently committed to any acquisition, Rand is currently actively pursuing one or more potential acquisition opportunities.

Future acquisitions may be of individual or groups of vessels or of businesses operating in the shipping or other industries.  Rand is not limited to any particular industry or type of business that it may acquire.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that Rand may acquire, or of the industry in which any such business may operate. To the extent Rand acquires an operating business, we may be affected by numerous risks inherent in the acquired business’s operations.

In addition, the financing of any acquisition completed by Rand could adversely impact Rand’s capital structure as any such financing could  include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of existing stockholders and/or adversely affect prevailing market prices for Rand’s common stock. Increasing Rand’s indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and our stockholders’ equity interest in Rand.

Risks Associated with the Shipping Industry

The cyclical nature of the Great Lakes dry bulk shipping industry may lead to decreases in shipping rates, which may reduce Lower Lakes’ revenue and earnings.

The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values. Rand anticipates that the future demand for Lower Lakes’ dry bulk carriers and dry bulk charter rates will be dependent upon continued demand for commodities, economic growth in the United States and Canada, seasonal and regional changes in demand, and changes to the capacity of the Great Lakes fleet which cannot be predicted. Adverse economic, political, social or other developments could decrease demand and growth in the shipping industry and thereby reduce revenue and earnings. Fluctuations, and the demand for vessels, in general, have been influenced by, among other factors:

o	global and regional economic conditions;

o	developments in international and Great Lakes trade;

o	changes in seaborne and other transportation patterns, such as port congestion and canal closures;

o	weather, water levels and crop yields;

o	political developments; and

o	embargoes and strikes.

The market values of Lower Lakes’ and Black Creek’s vessels may decrease, which could cause Lower Lakes or Black Creek to breach covenants in their respective credit facilities, which could reduce earnings and revenues as a result of potential foreclosures.

Vessel values are influenced by several factors, including:

o	changes in environmental and other regulations that may limit the useful life of vessels;

o	changes in Great Lakes dry bulk commodity supply and demand;

o	types and sizes of vessels;

o	development of and increase in use of other modes of transportation;

o	governmental or other regulations; and

o	prevailing level of contract of affreightment rates and charter rates.

If the market values of Lower Lakes’ or Black Creek’s owned vessels decrease, Lower Lakes or Black Creek may breach some of the covenants contained in their respective credit facilities. If Lower Lakes or Black Creek breaches such covenants and is unable to remedy the relevant breach, Lower Lakes’ or Black Creek’s lenders, as applicable, could accelerate their respective debt and foreclose on the collateral, including Lower Lakes’ or Black Creek’s vessels. Any loss of vessels would significantly decrease the ability of Rand to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, Rand would incur a loss that would reduce earnings.

A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes’ and Black Creek’s owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd’s Register of Shipping.

A vessel must undergo Annual Surveys, Intermediate Surveys, and Special Surveys by its classification society, as well as periodic inspections by shipping regulators. As regards classification surveys, in lieu of a Special Survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Lower Lakes’ and Black Creek’s vessels are on Special Survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every four to five years for inspection of the underwater parts of such vessel.

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

Rand is subject to the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, and other U.S. laws and the Coasting Trade Act (Canada) that restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, vessels must be at least 75% owned and operated by U.S. citizens and manned by U.S. crews and, in addition, the vessels must have been built in the United States. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to its U.S. flagged vessels, Rand is responsible for monitoring the ownership of its capital stock to ensure compliance with U.S. maritime laws. If Rand does not comply with these restrictions, Rand will be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances Rand will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for its vessels, and fines or forfeiture of the vessels.

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

As of March 31, 2011, the average age of the vessels operated by Lower Lakes was approximately 55 years. The expense of maintaining, repairing and upgrading Lower Lakes’ vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any its vessels, our financial performance would be adversely affected.

Lower Lakes is subject to environmental laws that could require significant expenditures both to maintain compliance with such laws and to pay for any uninsured environmental liabilities resulting from a spill or other environmental disaster.

The shipping business and vessel operations are materially affected by government regulation in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, Rand cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of Lower Lakes’ vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit Rand’s ability to do business or increase the cost of its doing business, which may materially adversely affect its operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect Rand’s results of operations.

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

Rand’s operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes’ vessels. Fuel prices have increased substantially since 2004.  Although fuel price escalation clauses are included in substantially all of Lower Lakes’ contracts of affreightment, which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest in Libya and other parts of the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand’s operating results will be adversely affected.

Governments could requisition Lower Lakes’ vessels during a period of war or emergency, resulting in loss of revenues and earnings from such requisitioned vessels.

The United States or Canada could requisition title or seize Lower Lakes’ vessels during a war or national emergency. Requisition of title occurs when a government takes a vessel and becomes the owner. A government could also requisition Lower Lakes vessels for hire, which would result in the government’s taking control of a vessel and effectively becoming the charterer at a dictated charter rate. Requisition of one or more of Lower Lakes’ vessels would have a substantial negative effect on Rand, as Rand would potentially lose all or substantially all revenues and earnings from the requisitioned vessels and/or permanently lose the vessels. Such losses might be partially offset if the requisitioning government compensated Rand for the requisition.

The operation of Great Lakes-going vessels entails the possibility of marine disasters including damage or destruction of the vessel due to accident, the loss of a vessel due to piracy or terrorism, damage or destruction of cargo and similar events that may cause a loss of revenue from affected vessels and damage Lower Lakes’ business reputation, which may in turn, lead to loss of business.

The operation of Great Lakes-going vessels entails certain inherent risks that may adversely affect Lower Lakes’ business and reputation, including:

o	damage or destruction of a vessel due to marine disaster such as a collision;

o	the loss of a vessel due to piracy and terrorism;

o	cargo and property losses or damage as a result of the foregoing or less drastic causes such as human error, mechanical failure, low water levels and bad weather;

o	environmental accidents as a result of the foregoing; and

o	business interruptions and delivery delays caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our executive offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer and Edward Levy, our president. We currently lease the following properties:

o	Lower Lakes Towing leases approximately 4,500 square feet of warehouse space at 207 Greenock Street, Port Dover, Ontario under a lease that expires on October 31, 2012.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 1,300 square feet of space at 32861 Pin Oak Parkway, Suite B, Avon Lake, Ohio under a lease that expires on March 31, 2014.

o	Grand River leases approximately 300 square feet at 3301 Veterans Drive. Suite 210, Traverse City, Michigan under a lease that is renewed on a monthly basis.

o	Rand Finance Corp., a wholly-owned subsidiary of the Company, leases approximately 175 square feet at 17 Wilson Road, Chelmsford, Massachusetts under a lease that is renewed on a monthly basis.

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

	Common Stock
Quarter Ended	High	Low

June 30, 2009	$4.39	$2.02
September 30, 2009	$3.37	$2.60
December 31, 2009	$3.75	$3.01
March 31, 2010	$5.17	$3.17
June 30, 2010	$5.50	$4.66
September 30, 2010	$5.24	$4.70
December 31, 2010	$5.05	$4.02
March 31, 2011	$8.25	$4.66

Holders

As of June 28, 2011, there were 22 holders of record of our common stock.

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

The following management’s discussion and analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under Item 1A of this Form 10-K as well as the following: the continuing effects of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age.  The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

 Business

Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

 On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd., a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company, provides bulk freight shipping services throughout the Great Lakes region. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. Prior to the acquisition, we did not conduct, or have any investment in, any operating business.  Subsequent to the acquisition, we have added several additional vessels to our fleet through acquisition transactions.  Most recently we acquired two integrated tug and barge units through Black Creek.

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of fourteen cargo-carrying vessels. From its exclusively Canadian beginnings, Lower Lakes has also grown to offer domestic services to both Canadian and U.S. customers as well as cross-border routes. Lower Lakes services the construction, electric utility, integrated steel and food industries through the transportation of limestone, coal, iron ore, salt, grain and other dry bulk commodities.

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

Results of Operations for the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010

The fiscal year ended March 31, 2011 was highlighted by several significant events as compared to the fiscal year ended March 31, 2010:

(1)
We experienced mechanical incidents during the fiscal year ended March 31, 2011, resulting in approximately 113 days of downtime (including 77 Sailing Days, which we define as days a vessel is crewed and available for sailing) and approximately $1.1 million in repair costs below our insurance deductible limits.  In addition, we recorded approximately $1.3 million of assessments from one of our insurance carriers due to unusually large losses experienced by that insurer during that policy year.  Our inability to utilize such vessels while they were being repaired created inefficiencies in our trade patterns caused by the substitution of sub-optimal vessels into the trade routes of the affected vessels.

(2)
The fiscal year ended March 31, 2011 was also highlighted by several significant changes in our markets compared to the fiscal year ended March 31, 2010.  There was an overall increase in demand of approximately 25% in our markets during the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010, when a weakened economy significantly delayed the start of the 2009 sailing season.  During the fiscal year ended March 31, 2011, a stronger steel industry resulted in an approximate two-thirds increase in shipments of iron ore and, to a lesser extent, an increase in shipments of coal and aggregates.  There were also modest increases in export grain markets, offset by reductions in our salt markets compared to the fiscal year ended March 31, 2010.

(3)
We experienced a 2.0% increase in freight revenue, excluding the impact of currency translation, during the fiscal year ended March 31, 2011, which was lower than the overall market increase due to our mechanical incidents and our lower reliance on the steel industry compared to our competitors.  This increase in freight revenue was primarily attributable to price increases and an increase in the number of Sailing Days in the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010.

(4)
Our total Sailing Days increased 195 days, or 6.2%, to 3,338 Sailing Days during the fiscal year ended March 31, 2011 from 3,143 Sailing Days during the fiscal year ended March 31, 2010. The increase in Sailing Days was a result of stronger overall markets and the full season sailing of the McKee Sons, which we operated for an additional 106 Sailing Days in the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010, when it was laid up for the beginning of the 2009 sailing season.  This increase was offset by the loss of 77 Sailing Days due to mechanical incidents on several of our vessels during the fiscal year ended March 31, 2011.

(5)	We benefited from additional new business and contractual rate increases from existing customers during the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to the increased number of Sailing Days, higher fuel prices and a stronger Canadian dollar during the fiscal year ended March 31, 2011, fuel surcharge revenues increased 33.1% compared to the fiscal year ended March 31, 2010.

(7)
The Canadian dollar strengthened by approximately 7.1% versus the U.S. dollar, averaging approximately $0.984 USD per CDN during the fiscal year ended March 31, 2011 compared to approximately $0.919 USD per CDN during the fiscal year ended March 31, 2010.  The Company’s balance sheet translation rate increased from $0.984 USD per CDN at March 31, 2010, to $1.031 USD per CDN at March 31, 2011.

(8)
We acquired two vessels on February 11, 2011 after the 2010 sailing season had ended.  We incurred approximately $1.2 million of cash operating expenses, $0.6 million of depreciation and interest expense, as well as $0.9 million of capital expenditures accrued (including $0.7 million unpaid at March 31, 2011) related to these acquired vessels.

Selected Financial Information

(USD in 000’s)	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2010	$ Change	% Change
Revenue:
Freight and related revenue	$90,433	$85,135	$5,298	6.2%
Fuel and other surcharges	$20,471	$15,385	$5,086	33.1%
Outside voyage charter revenue	$7,074	$7,698	$(624)	(8.1)%
Total	$117,978	$108,218	$9,760	9.0%

Expenses:
Outside voyage charter fees	$7,052	$7,682	$(630)	(8.2)%
Vessel operating expenses	$77,177	$64,929	$12,248	18.9%
Repairs and maintenance	$5,456	$5,319	$137	2.6%

Sailing days:	3,338	3,143	195	6.2%

Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$27,092	$27,087	$5	0.0%
Fuel and other surcharges	$6,133	$4,895	$1,238	25.3%

Expenses per sailing day:
Vessel operating expenses	$23,121	$20,658	$2,463	11.9%
Repairs and maintenance	$1,635	$1,692	$(57)	(3.4)%

Management believes that each of our vessels should achieve approximately 275 Sailing Days in an average Great Lakes season assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 278 Sailing Days during the fiscal year ended March 31, 2011 compared to 262 Sailing Days during the fiscal year ended March 31, 2010.

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010:

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses

Fiscal year ended March 31, 2010	3,143	$85,135	$15,385	$7,698	$108,218	$64,929

Changes in fiscal year ended March 31, 2011:

Increase attributable to stronger Canadian dollar	-	3,601	713	454	4,768	2,979

Net increase attributable to customer demand and pricing (excluding currency impact)	272	1,697	4,373	-	6,070	6,860

Cost of repairs and assessments from an insurance carrier	(77)	-	-	-	-	2,409

Changes in outside voyage charter revenue (excluding currency impact)	-	-	-	(1,078)	(1,078)	-

Sub-total	195	$5,298	$5,086	$(624)	$9,760	$12,248
Fiscal year ended March 31, 2011	3,338	$90,433	$20,471	$7,074	$117,978	$77,177

Total revenue during the fiscal year ended March 31, 2011 was $118.0 million, an increase of $9.8 million, or 9.0%, compared to $108.2 million during the fiscal year ended March 31, 2010.  This increase was primarily attributable to higher fuel surcharges, the stronger Canadian dollar and price increases.

Freight and other related revenue generated from the Company’s owned vessels increased $5.3 million, or 6.2%, to $90.4 million during the fiscal year ended March 31, 2011 compared to $85.1 million during the fiscal year ended March 31, 2010. Freight and related revenue per Sailing Day increased $5 to $27,092 per Sailing Day in the fiscal year ended March 31, 2011 compared to $27,087 per Sailing Day during the fiscal year ended March 31, 2010.  This increase was attributable to the strength of the Canadian dollar and price increases during the fiscal year ended March 31, 2011, which were largely offset by inefficiencies in our trade patterns as a result of the substitution of sub-optimal vessels into the trade routes of our vessels that experienced mechanical incidents.

Fuel and other surcharges increased $5.1 million, or 33.1%, to $20.5 million during the fiscal year ended March 31, 2011 compared to $15.4 million during the fiscal year ended March 31, 2010. Fuel and other surcharges per Sailing Day increased $1,238 to $6,133 per Sailing Day in the fiscal year ended March 31, 2011 compared to $4,895 per Sailing Day in the fiscal year ended March 31, 2010.

Outside voyage charter revenues decreased $0.6 million, or 8.1%, to $7.1 million during the fiscal year ended March 31, 2011 compared to $7.7 million during the fiscal year ended March 31, 2010.  The decrease in outside voyage charter revenues was due to our ability to meet our customer’s 2010 sailing season deliveries with reduced reliance on outside charterers, offset by a stronger Canadian dollar during the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010.

Vessel operating expenses increased $12.3 million, or 18.9%, to $77.2 million in the fiscal year ended March 31, 2011 compared to $64.9 million in the fiscal year ended March 31, 2010.  This increase was primarily attributable to higher fuel costs, a stronger Canadian dollar, an increase in the number of Sailing Days, the costs of repairs of vessel incidents under deductibles and assessments from an insurance carrier during the fiscal year ended March 31, 2011.  Vessel operating expenses per Sailing Day increased $2,463, or 11.9%, to $23,121 per Sailing Day in the fiscal year ended March 31, 2011 from $20,658 per Sailing Day in the fiscal year ended March 31, 2010.

Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $137 to $5.5 million in the fiscal year ended March 31, 2011 from $5.3 million during the fiscal year ended March 31, 2010.  Repairs and maintenance per Sailing Day decreased $57 to $1,635 per Sailing Day in the fiscal year ended March 31, 2011 from $1,692 per Sailing Day in the fiscal year ended March 31, 2010.   This increase was primarily due to the stronger Canadian dollar in the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010.

Our general and administrative expenses increased $224 to $9.9 million in the fiscal year ended March 31, 2011 from $9.7 million in the fiscal year ended March 31, 2010.  This increase was a result of the stronger Canadian dollar, higher restricted stock amortization expenses and higher legal costs in the fiscal year ended March 31, 2011, compared to the fiscal year ended March 31, 2010, which included a loan amendment fee of $446.  Our general and administrative expenses represented 8.4% of revenues during the fiscal year ended March 31, 2011, a decrease from 8.9% of revenues during the fiscal year ended March 31, 2010.  During the fiscal year ended March 31, 2011, $2.7 million of our general and administrative expenses was attributable to our parent company and $7.2 million was attributable to our operating companies.

Depreciation expense decreased $1.5 million to $7.7 million during the fiscal year ended March 31, 2011 compared to $9.2 million during the fiscal year ended March 31, 2010.  The decrease in depreciation expense was attributable to the completion of depreciation in the fiscal year ended March 31, 2010 of our oldest vessel acquired in our March 2006 acquisition of Lower Lakes, partially offset by increased depreciation from capital expenditures during the winter 2010 layup period and a stronger Canadian dollar in the fiscal year ended March 31, 2011.

Amortization of drydock costs increased $353 to $2.8 million during the fiscal year ended March 31, 2011 from $2.4 million during the fiscal year ended March 31, 2010, due to the drydocking of the Manistee during the fiscal 2010 winter lay-up period and the stronger Canadian dollar in the fiscal year ended March 31, 2011.  During the fiscal year ended March 31, 2011, the Company amortized the deferred drydock costs of eight of its twelve operated vessels, compared to seven vessels during the fiscal year ended March 31, 2010.

Amortization of intangibles decreased $232 to $1.2 million during the fiscal year ended March 31, 2011 from $1.4 million during the fiscal year ended March 31, 2010 due to the completion of amortizing certain acquired non-competition agreements during the fiscal year ended March 31, 2010.

As a result of the items described above, during the fiscal year ended March 31, 2011, the Company’s operating income decreased $0.8 million to $6.8 million compared to operating income of $7.6 million during the fiscal year ended March 31, 2010.

Interest expense increased $204 to $5.7 million during the fiscal year ended March 31, 2011 from $5.5 million during the fiscal year ended March 31, 2010.  This increase in interest expense was primarily attributable to higher average debt balances due to the $20 million increase in the Canadian Term Loan (partially offset by a lower revolver debt balance) and the $31 million Black Creek loan, including the higher amortization of deferred financing costs, partially offset by interest expense capitalized with the capital expenditures of the repowering of the Michipicoten.

We recorded a gain on interest rate swap contracts of $465 in the fiscal year ended March 31, 2011 compared to a gain of $2.1 million recorded in the fiscal year ended March 31, 2010 due to the recording of the fair value of our two interest rate swaps at the end of each such period.

In connection with the Guarantee described under the heading “Off-Balance Sheet Arrangements,” below, we recorded a loss contingency of $1.3 million on Lower Lakes Towing’s guarantee of Voyageur’s indebtedness with GE Canada, following the Maritime Trader’s placement in receivership as of March 31, 2011.  We believe that the fair value of the Maritime Trader, which requires drydocking and steel renewal investments, is less than the estimated value of GE Canada’s total claim by at least the amount of Lower Lakes Towing’s $1.3 million guarantee.

Our income before income taxes was $255 in the fiscal year ended March 31, 2011 compared to income before income taxes of $4.1 million in the fiscal year ended March 31, 2010.

Our provision for income tax expense was $140 during the fiscal year ended March 31, 2011 compared to a provision for income tax expense of $1.4 million during the fiscal year ended March 31, 2010.  Income tax expense decreased compared to the fiscal year ended March 31, 2010 due to lower income before income taxes.

Our net income before preferred stock dividends was $115 in the fiscal year ended March 31, 2011 compared to $2.7 million in the fiscal year ended March 31, 2010.

We accrued $2.4 million for cash dividends on our preferred stock during the fiscal year ended March 31, 2011 compared to $1.9 million during the fiscal year ended March 31, 2010.  The dividends accrued at a rate of 11.75% during the three month period ended March 31, 2011.  If the dividends are not paid in cash, the rate will increase to a cap of 12.0% effective July 1, 2011.

Our net income applicable to common stockholders was a loss of $2.2 million during the fiscal year ended March 31, 2011 compared to income of $0.8 million during the fiscal year ended March 31, 2010.

During the fiscal year ended March 31, 2011, the Company operated an average of approximately five vessels in the US and seven vessels in Canada.  The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs, approximate the percentage of vessel ownership by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately 60% of our interest expense is incurred in Canada, consistent with our percentage of overall indebtedness by country.  Approximately 75% of our gain on interest rate swap contracts was realized in Canada based on the larger amount of indebtedness and greater increase of interest rates in Canada than in the US during the fiscal year ended March 31, 2011.  All of our preferred stock dividends are accrued in the US.

Impact of Inflation and Changing Prices

During the fiscal year ended March 31, 2011, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges.  In addition, there was significant volatility in the exchange rate between the US dollar and the Canadian dollar during the past two fiscal years, which impacted our translation of revenue and costs to US dollars by an increase of approximately 7% during the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the fiscal years ended March 31, 2011 and March 31, 2010.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year.  We believe cash generated from our operations and availability of borrowings under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity.  The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.

Net cash provided by operating activities for the fiscal year ended March 31, 2011 was $11.2 million, a decrease of $0.9 million compared to $12.1 million in the fiscal year ended March 31, 2010. This decrease was primarily due to lower operating income and an increase in working capital in the fiscal year ended March 31, 2011.  During the fiscal year ended March 31, 2011, the sum of net income and adjustments to reconcile with net cash provided by operating activities totaled $14.1 million, including $0.8 million of equity compensation, offset by deferred drydock costs paid of $1.1 million and net cash used from changes in operating assets and liabilities of $1.8 million.  During the fiscal year ended March 31, 2010, the sum of net income plus adjustments to reconcile with net cash provided by operating activities totaled $17.6 million, including $2.2 million of equity compensation, offset by deferred drydock costs paid of $1.1 million and net cash used from changes in operating assets and liabilities of $4.4 million. The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during the fiscal year ended March 31, 2011.  The timing of the end of the Company’s fiscal year in relation to the sailing season allows most of a sailing season’s receivables to be collected prior to the end of the Company’s fiscal year. In addition, the earlier start of a sailing season prior to April 1, can modestly increase the amount of accounts receivable and accounts payable in the Company’s balance sheet at the end of our fiscal year.

Cash used in investing activities increased by $59.9 million to net cash used of $65.4 million during the fiscal year ended March 31, 2011 from net cash used of $5.5 million during the fiscal year ended March 31, 2010. Our capital expenditures paid increased $13.0 million primarily due to the timing of payments made on the new engine installation on the Michipicoten and $46.9 million paid in connection with the acquisition of two vessels in the fiscal year ended March 31, 2011.

Cash provided in financing activities increased $64.4 million to $56.6 million provided during the fiscal year ended March 31, 2011 compared to $7.8 million used in the fiscal year ended March 31, 2010.  During the fiscal year ended March 31, 2011, the Company received debt proceeds of $54.1 million; received proceeds from shares issued of $6.8 million and made principal payments on its term debt of $4.1 million.  During the fiscal year ended March 31, 2010, the Company made a net paydown of its revolving credit facility of $3.2 million and made principal payments on its term debt of $4.6 million.

During the fiscal year ended March 31, 2011, long-term debt, including the current portion, increased $49.5 million to $112.2 million from $62.7 million in the fiscal year ending March 31, 2010, including $49.8 million of new loans offset by $4.1 million in scheduled principal payments, as well as a $3.8 million increase due to the stronger Canadian dollar.  In addition, the Company received a seller note and deferred payment liabilities valued at $4.4 million in connection with the acquisition of two vessels in the fiscal year ended March 31, 2011.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the fiscal year ended March 31, 2011. The covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

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

On August 9, 2010, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties thereto entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, further amending the Amended and Restated Credit Agreement. The Third Amendment provided for an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20 million to finance the approximately US $15 million conversion of the Company’s last steam powered vessel, the SS Michipicoten, to diesel power, and certain other capital expenditures.  The Company took the SS Michipicoten out of service in December 2010 and the vessel is now fully operational.

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

On February 11, 2011, Black Creek, as borrower, and Black Creek Holdings, as guarantor, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Black Creek Credit Agreement”) which (i) financed, in part, the acquisition of the two integrated tug and barge units by Black Creek, and (ii) provided funds for other transaction expenses.  The Black Creek Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31.0 million.

 The outstanding principal amount of the Black Creek term loan is repayable as follows: (i) quarterly payments of US $517 commencing September 30, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan payable upon the term loan’s maturity on February 11, 2014.

 The term loan bears an interest rate per annum, at Black Creek’s option, equal to (i) LIBOR (as defined in the Black Creek Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Black Creek Credit Agreement), plus 3.75% per annum.

 Obligations under the Black Creek Credit Agreement are secured by (i) a first priority lien and security interest on all of Black Creek’s and Black Creek Holding's assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Black Creek Credit Agreement is unconditionally guaranteed by the guarantor, and such guaranty is secured by a lien on substantially all of the assets of Black Creek and Black Creek Holdings.

 Under the Black Creek Credit Agreement, Black Creek will be required to make mandatory prepayments of principal on the term loan (i) in the event of certain dispositions of assets and insurance proceeds (as subject to certain exceptions), in an amount equal to 100% of the net proceeds received by Black Creek there from, and (ii) in an amount equal to 100% of the net proceeds to Black Creek from any issuance of Black Creek’s debt or equity securities.

 The Black Creek Credit Agreement contains certain covenants, including those limiting the guarantors’ and Black Creek’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated.

On June 28, 2011, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which further amended the Amended and Restated Credit Agreement.

The Fourth Amendment provides for an increase of the Canadian dollar denominated term loan in the aggregate amount of CDN $4.0 million to finance a possible future vessel acquisition and adds a customary anti-cash hoarding provision as a condition to further advances under the Amended and Restated Credit Agreement.  The Fourth Amendment modified the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as such term is amended by the Fourth Amendment), plus 3.50% per annum or (ii) the BA Rate (as such term is amended by the Fourth Amendment) plus 4.50% per annum.  The Fourth Amendment also modified the US revolving credit facility, the US term loan and the US swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to, (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum.  The Fourth Amendment extended the maturity of the commitments under the Amended and Restated Credit Agreement from April 1, 2013 until April 1, 2015.  The parties further agreed to amend and restate the Amended and Restated Credit Agreement by July 29, 2011.

The Fourth Amendment additionally modified the Minimum Fixed Charge Coverage Ratio and Maximum Capital Expenditures covenants and added a new fiscal year-end Liquidity covenant.

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

 Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2011 was $7.5 million compared to $5.1 million at March 31, 2010.  As of March 31, 2011, the effective rate of preferred dividends was 11.75%.  As of March 31, 2010, the effective rate of preferred dividends was 10.75%.  The dividend rate will increase to a cap of 12.0% effective July 1, 2011. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.

Investments in Capital Expenditures and Drydockings

 We incurred $29.3 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2011, including $304 relating to carryover from the 2010 winter season, compared to $8.9 million, including a carryover of $1.7 million from the 2009 winter season, in the fiscal year ended March 31, 2010.

The Company completed the conversion of its last steam powered vessel, the SS Michipicoten, to diesel power in April, 2011 and the vessel is now fully operational. The Company took the vessel out of service in December 2010.  This project has cost approximately $19 million.  The benefits of the conversion include increased revenues from higher speeds and lower costs from reduced fuel consumption, labor, maintenance and other operating expenses.

On February 11, 2011, Black Creek acquired two integrated tug and barge units for consideration consisting of (i) $35.5 million cash paid at closing, (ii) $3.6 million cash to be paid by Black Creek Holdings in 72 monthly installments of $50 beginning on April 15, 2011; (iii) a promissory note of Black Creek Holdings in the principal amount of $1.5 million; and (iv) 1,305,963 shares of the Company’s common stock.

 Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At March 31, 2011, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $61.3 million of term borrowings in Canada and there was no balance of revolving borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.

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

We entered into two interest rate swap contracts for approximately 40% of our combined Lower Lakes and Black Creek term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans.  The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

Off-Balance Sheet Arrangements

On August 27, 2007, in connection with the entry into a contract of affreightment with Voyageur Maritime Transport Limited (“Voyageur”) and Voyageur Maritime Trading Inc. (“VMT”) and an option agreement with VMT, Lower Lakes Towing entered into a Guarantee (the “Guarantee”) with GE Canada Finance Holding Company (“GE Canada”), pursuant to which Lower Lakes Towing agreed to guarantee up to CDN $1.3 million (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada, with Lower Lakes Towing’s obligations becoming due and payable should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breached certain of its obligations under the COA.  Lower Lakes Towing’s maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee. Lower Lakes secured its obligations under the Guarantee with a Letter of Credit (the “Letter of Credit”) issued under the Amended and Restated Credit Agreement.  Lower Lakes Towing had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as were reasonably satisfactory to GE Canada and Voyageur.

In connection with the Guarantee, as of March 31, 2011 we have recorded a loss contingency of $1.3 million on Lower Lakes Towing’s guarantee of Voyageur’s indebtedness with GE Canada, following the Maritime Trader’s placement in receivership as of March 14, 2011.  We believe that the fair value of the Maritime Trader, which requires drydocking and steel renewal investments, is less than the estimated value of GE Canada’s total claim by at least the amount of Lower Lakes Towing’s CDN $1.3 million guarantee.

Due to Voyageur’s failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the Letter of Credit, with the CDN $1.3 million added to Lower Lakes’ revolving borrowings under the Amended and Restated Credit Agreement.

Additionally, on March 14, 2011, GE Canada placed the Trader into receivership in accordance with the laws of Ontario and accordingly, Lower Lakes no longer has access to this vessel.

Voyageur was previously determined to be a variable interest entity of the Company under U.S. GAAP. We believe that Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owns the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay principal and interest due to GE Canada in February 2011. We were never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship. The Company provided no loan support or liquidity to Voyageur during the fiscal year ended March 31, 2011.

Lack of Historical Operating Data for Acquired Vessels

From time to time, as opportunities arise and depending on the availability of financing, we may acquire additional secondhand drybulk carriers.

Consistent with shipping industry practice, other than inspection of the physical condition of the vessels and examinations of classification society records, there is typically no historical financial due diligence process conducted when we acquire vessels. Accordingly, in such circumstances, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make vessel acquisitions, nor do we believe it would be helpful to potential investors in our stock in assessing our business or profitability.

Consistent with shipping industry practice, we generally treat the acquisition of a vessel as the acquisition of an asset rather than a business.  In cases where a vessel services a contract of affreightment with a third party customer and the buyer desires to acquire such contract, the seller generally cannot transfer the contract to the buyer without the customer’s consent.  The purchase of a vessel itself typically does not transfer the contracts of affreightment serviced by such vessel because such contracts are separate service agreements between the vessel owner and its customers.

Where we identify any intangible assets or liabilities associated with the acquisition of a vessel, we allocate the purchase price of acquired tangible and intangible assets based on their relative fair values.

When we purchase a vessel and assume or renegotiate contracts of affreightment associated with the vessel, we must take the following steps before the vessel will be ready to commence operations:

•	obtain the customer’s consent to us as the new owner if applicable;

•	arrange for a new crew for the vessel;

•	replace all hired equipment on board, such as gas cylinders and communication equipment;

•	negotiate and enter into new insurance contracts for the vessel through our own insurance brokers; and

•	implement a new planned maintenance program for the vessel.

The following discussion is intended to provide an understanding of how acquisitions of vessels affect our business and results of operations.

Our business is comprised of the following main elements:

•	employment and operation of our drybulk vessels;

•	scheduling our vessels to satisfy customer’s contracts of affreightment; and

•	management of the financial, general and administrative elements involved in the conduct of our business and ownership of our drybulk vessels.

The employment and operation of our vessels requires the following main components:

•	vessel maintenance and repair;

•	crew selection and training;

•	vessel spares and stores supply;

•	planning and undergoing drydocking, special surveys and other major repairs;

•	organizing and undergoing regular classification society surveys;

•	contingency response planning;

•	onboard safety procedures auditing;

•	accounting;

•	vessel insurance arrangement;

•	vessel scheduling;

•	vessel security training and security response plans (ISPS);

•	obtain ISM certification and audit for each vessel within six months of taking over a vessel;

•	vessel hire management;

•	vessel surveying; and

•	vessel performance monitoring.

The management of financial, general and administrative elements involved in the conduct of our business and ownership of our vessels requires the following main components:

•	management of our financial resources, including banking relationships (e.g., administration of bank loans);

•	management of our accounting system and records and financial reporting;

•	administration of the legal and regulatory requirements affecting our business and assets; and

•	management of the relationships with our service providers and customers.

The principal factors that affect our profitability, cash flows and stockholders' return on investment include:

•	rates of contracts of affreightment and charterhire;

•	scheduling to match vessels with customer requirements, including dock limitation, vessel trade patterns and backhaul opportunities;

•	weather conditions;

•	vessel incidents;

•	levels of vessel operating expenses;

•	depreciation and amortization expenses;

•	financing costs; and

•	fluctuations in foreign exchange rates.

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

Vessel acquisitions

Vessels are stated at cost, which consists of the purchase price and any material expenses incurred upon acquisition, such as initial repairs, improvements, delivery expenses and other expenditures to prepare the vessel for its initial voyage. Subsequent expenditures for conversions and major improvements are capitalized when they appreciably extend the life, increase the earnings capacity or improve the efficiency or safety of the vessels. Significant financing costs incurred during the construction period of the vessels are also capitalized and included in the vessels' cost. Otherwise these amounts are charged to expense as incurred.

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

Impairment of fixed assets and intangible assets with finite lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2011.

 Impairment of goodwill

As of March 31, 2011, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2011.

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

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Pronouncements

Fair value measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, "Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The Company adopted the guidance in ASU 2010-06 on April 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010.  This adoption expanded disclosures only and did not have any impact on the Company’s financial statements.

Consolidation of variable interest entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosure about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU 2009-17 became effective as of the first annual reporting period beginning after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company adopted the guidance in ASU 2009-17 on April 1, 2010. The disclosure requirements of ASU 2009-17 are presented in Note 22 to the Company’s consolidated financial statements.

 Multiple-deliverable revenue arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-deliverable Revenue Arrangements” (“ASU 2009-13”), which amended ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company does not expect the provisions of ASU 2009-13 to have a material effect on its financial position, results of operations or cash flows.

Equity: Accounting for distributions to shareholders with components of stock and cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for distributions to shareholders with components of stock and cash” (“ASU 2010-01”).  ASU 2010-01 amends ASC 505-20, “Equity-Stock Dividends and Stock Splits” to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.   The Company adopted the guidance in ASU 2010-01 on April 1, 2010, which did not have any impact on the Company’s consolidated financial statements.

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

Disclosures about the credit quality of financing receivables and the allowance for credit losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from ASU 2010-20. For public companies, the amendments that require disclosure as of the end of a reporting period and the amendments that require disclosure for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. ASU 2011-01 temporarily delays the effective date of the disclosures to interim and annual periods ending after June 15, 2011. The Company does not believe that the adoption of ASU 2010-20 will have a material impact on the Company’s financial position, results of operation, or cash flows.

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

Disclosure of supplementary pro forma information for business combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. We believe the adoption of ASU 2010-29 will not have a material impact on our consolidated financial position or results of operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2011 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

On June 28, 2011, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which further amended the Amended and Restated Credit Agreement.

The Fourth Amendment provides for an increase of the Canadian dollar denominated term loan in the aggregate amount of CDN $4.0 million to finance a possible future vessel acquisition and adds a customary anti-cash hoarding provision as a condition to further advances under the Amended and Restated Credit Agreement.  The Fourth Amendment modified the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as such term is amended by the Fourth Amendment), plus 3.50% per annum or (ii) the BA Rate (as such term is amended by the Fourth Amendment) plus 4.50% per annum.  The Fourth Amendment also modified the US revolving credit facility, the US term loan and the US swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to, (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum.  The Fourth Amendment extended the maturity of the commitments under the Amended and Restated Credit Agreement from April 1, 2013 until April 1, 2015.  The parties further agreed to amend and restate the Amended and Restated Credit Agreement by July 29, 2011.

The Fourth Amendment additionally modified the Minimum Fixed Charge Coverage Ratio and Maximum Capital Expenditures covenants and added a new fiscal year-end Liquidity covenant.

A copy of the Fourth Amendment is attached hereto as Exhibit 10.18 and is incorporated by reference herein.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of June 28, 2011, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders	479,785	$5.66	857,369
Equity compensation plans not approved by security holders	—	—	—
Total	479,685	$5.66	857,369

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

2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)

2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)

2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (6)

3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (7)

3.3	Second Amended and Restated By-laws. (9)

4.1	Specimen Common Stock Certificate. (5)

4.2	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (5)

10.1	Registration Rights Agreement among the Registrant and the Founders. (5)

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

10.12
Third Amendment to Amended and Restated Credit Agreement, dated as of August 9, 2010, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (15)

10.13
Asset Purchase Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., Reserve Holdings, LLC and Buckeye Holdings, LLC. (16)

10.14	Promissory Note of Black Creek Shipping Holding Company, Inc. in favor of Reserve Holdings, LLC and Buckeye Holdings, LLC, dated February 11, 2011. (16)

10.15	Registration Rights Agreement, dated as of February 11, 2011, by and between Rand Logistics, Inc. and Buckeye Holdings, LLC. (16)

10.16	Guarantee, dated February 11, 2011, made by Rand Logistics, Inc. to and for the benefit of Reserve Holdings, LLC and Buckeye Holdings, LLC. (16)

10.17
Credit Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., General Electric Capital Corporation, as agent and lender, and certain other lenders party thereto. (16)

10.18
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2011, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (17)

21	Subsidiaries of Rand. (17)

23	Consent of Grant Thornton LLP, independent chartered registered chartered accounting firm. (17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

_________________________
(1)	Incorporated by reference to the Registrant’s Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-117051).
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2008.
(11)	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on September 11, 2007, filed with the Securities and Exchange Commission on July 30, 2007.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2008.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 25, 2009.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2010.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.

By:	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief Executive Officer

Date: June 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence S. Levy	Chairman of the Board and	June 28, 2011
Laurence S. Levy	Chief Executive Officer
(Principal Executive Officer)

/s/ Edward Levy	President	June 28, 2011
Edward Levy

/s/ Joseph W. McHugh, Jr.	Vice President	June 28, 2011
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Scott Bravener	Director	June 28, 2011
Scott Bravener

/s/ H. Cabot Lodge, III	Director	June 28, 2011
H. Cabot Lodge, III

/s/ Jonathan Brodie	Director	June 28, 2011
Jonathan Brodie

/s/ Michael D. Lundin	Director	June 28, 2011
Michael D. Lundin

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2011 and March 31, 2010, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the years ended March 31, 2011 and March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2011 and March 31, 2010, and the results of its operations and its cash flows for the years ended March 31, 2011 and March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Grant Thornton LLP
Mississauga, Ontario, Canada
June 28, 2011

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31,	March 31,
	2011	2010
ASSETS
CURRENT
Cash and cash equivalents	$4,508	$943
Accounts receivable, net (Note 4)	6,991	3,922
Prepaid expenses and other current assets (Note 5)	4,474	3,506
Income taxes receivable	49	159
Deferred income taxes (Note 6)	161	262
Total current assets	16,183	8,792
PROPERTY AND EQUIPMENT, NET (Note 7)	166,692	98,479
LOAN TO EMPLOYEE	250	250
OTHER ASSETS	363	541
DEFERRED DRYDOCK COSTS, NET (Note 8)	6,523	7,129
INTANGIBLE ASSETS, NET (Note 9)	15,306	14,000
GOODWILL (Note 9)	10,193	10,193
Total assets	$215,510	$139,384
LIABILITIES
CURRENT
Bank indebtedness (Note 11)	$-	$-
Accounts payable	12,386	7,864
Accrued liabilities (Note 12)	22,218	11,085
Interest rate swap contracts (Note 20)	1,895	2,298
Income taxes payable	-	266
Deferred income taxes (Note 6)	603	-
Subordinated note (Note 10)	1,482	-
Current portion of deferred payment liability (Note 10)	382	-
Current portion of long-term debt (Note 13)	7,178	4,728
Total current liabilities	46,144	26,241
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 10)	2,507	-
LONG-TERM DEBT (Note 13)	104,993	57,924
OTHER LIABILITIES	238	238
DEFERRED INCOME TAXES (Note 6)	3,299	3,503
Total liabilities	157,181	87,906
COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 16)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 14,779,339 shares (Note 16)	1	1
Additional paid-in capital	71,503	63,906
Accumulated deficit	(30,666)	(28,421)
Accumulated other comprehensive income (Note 26)	2,591	1,092
Total stockholders’ equity	58,329	51,478
Total liabilities and stockholders’ equity	$215,510	$139,384

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2011	Year ended March 31, 2010
REVENUE
Freight and related revenue	$90,433	$85,135
Fuel and other surcharges	20,471	15,385
Outside voyage charter revenue	7,074	7,698
TOTAL REVENUE	117,978	108,218
EXPENSES
Outside voyage charter fees (Note 17)	7,052	7,682
Vessel operating expenses	77,177	64,929
Repairs and maintenance	5,456	5,319
General and administrative	9,892	9,668
Depreciation	7,684	9,217
Amortization of drydock costs	2,779	2,425
Amortization of intangibles	1,192	1,424
Gain on foreign exchange	(18)	(41)
	111,214	100,623
OPERATING INCOME	6,764	7,595
OTHER (INCOME) AND EXPENSES
Interest expense (Note 18)	5,737	5,533
Interest income	(43)	(6)
Estimated loss from a loss contingency on guaranty (Note 15)	1,280	-
Gain on interest rate swap contracts (Note 20)	(465)	(2,069)
	6,509	3,458
INCOME BEFORE INCOME TAXES	255	4,137
PROVISION FOR INCOME TAXES (Note 6)
Current	(14)	129
Deferred	154	1,265
	140	1,394
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	115	2,743
PREFERRED STOCK DIVIDENDS	2,360	1,936
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(2,245)	$807
Net (loss) income per share basic and diluted (Note 21)	$(0.16)	$0.06
Weighted average shares basic and diluted	13,632,961	13,071,651

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)	Equity
Balances, March 31, 2009	12,890,927	$1	300,000	$14,900	$61,675	$(29,228)	$(5,578)	$(13,830)	$41,770
Net income	-	-	-	-	-	2,743	-	2,743	2,743
Preferred stock dividends	-	-	-	-	-	(1,936)	-	-	(1,936)
Stock issued in lieu of cash compensation	158,325	-	-	-	500	-	-	-	500
Stock issued under employees retirement plan	201,902	-	-	-	622	-	-	-	622
Restricted stock issued (Note 16)	116,351	-	-	-	459	-	-	-	459
Unrestricted stock issued (Note 16)	37,144	-	-	-	128	-	-	-	128
Stock options issued (Note 16)	-	-	-	-	522	-	-	-	522
Translation adjustment	-	-	-	-	-	-	6,670	6,670	6,670
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478

Net income	-	-	-	-	-	115	-	115	115
Preferred stock dividends	-	-	-	-	-	(2,360)	-	-	(2,360)
Stock issued in lieu of cash compensation	15,153	-	-	-	74	-	-	-	74
Stock issued under employees retirement plan	2,434	-	-	-	13	-	-	-	13
Stock issued under asset purchase agreement	1,305,963	-	-	-	6,758	-	-	-	6,758
Restricted stock issued (Note 16)	37,133	-	-	-	197	-	-	-	197
Unrestricted stock issued (Note 16)	14,007	-	-	-	76	-	-	-	76
Stock options issued (Note 16)	-	-	-	-	479	-	-	-	479
Translation adjustment	-	-	-	-	-	-	1,499	1,499	1499
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2011	Year ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115	$2,743
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization of drydock costs	10,463	11,642
Amortization of intangibles and deferred financing costs	1,745	1,823
Deferred income taxes	154	1,265
Gain on interest rate swap contracts	(465)	(2,069)
Estimated loss from a loss contingency on guarantee	1,280	-
Equity compensation	839	2,231
Deferred drydock costs paid	(1,118)	(1,093)
Changes in operating assets and liabilities:
Accounts receivable	(3,069)	(2,756)
Prepaid expenses and other current assets	(874)	(498)
Accounts payable and accrued liabilities	2,103	(568)
Loan to employee	-	(250)
Other assets and liabilities	178	(535)
Income taxes payable (net)	(156)	129
	11,195	12,064
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,471)	(5,468)
Acquisition of vessels (Note 10)	(46,930)	-
	(65,401)	(5,468)
CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued under asset purchase agreement	6,758	-
Proceeds from subordinated note	1,482	-
Deferred payment liability obligation	2,889	-
Proceeds from long-term debt	49,753	-
Long-term debt repayment	(4,061)	(4,556)
Debt financing cost	(492)	-
Proceeds from bank indebtedness	13,797	13,457
Repayment of bank indebtedness	(13,501)	(16,699)
	56,625	(7,798)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	1,146	192
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,565	(1,010)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	943	1,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,508	$943
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,856	$5,377
Unpaid purchases of property and equipment	$12,005	$3,207
Unpaid purchases of deferred drydock cost	$951	$58
Payment of income taxes	$286	$35
Capitalized interest	$201	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	DESCRIPTION OF BUSINESS

Rand Logistics, Inc. (the “Company”) is a shipping company engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business. On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes”) from the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company, Inc. (“Grand River”) and Lower Lakes Transportation Company (“Lower Lakes Transportation”) owned by Lower Lakes at the time of the amalgamation were transferred to the Company’s wholly-owned subsidiary, Rand LL Holdings Corp. (“Rand LL Holdings”).  Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

On February 4, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), a newly-formed, indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), a newly-formed wholly-owned subsidiary of the Company and the parent corporation of Black Creek, were incorporated to acquire certain assets discussed in Note 10.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp.(“Rand Finance”), Rand LL Holdings and Black Creek Holdings, 100% subsidiaries of the Company, the accounts of Lower Lakes, Lower Lakes Transportation and Grand River, each of which is a 100% subsidiary of Rand LL Holdings, and Black Creek, which is a 100% subsidiary of Black Creek Holdings.

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

Accounts receivable and concentration of credit risk

The majority of the Company’s accounts receivable are amounts due from customers and other accounts receivable, including insurance and Harmonized Sales Tax refunds. The majority of accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due. The Company had an allowance for doubtful accounts of $Nil as of March 31, 2011 and $225 as of March 31, 2010. The Company has historically had no significant bad debts. Interest is not accrued on outstanding receivables.

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

The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statements of operations, are recognized as incurred and thereby are recognized ratably over the voyage.

The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statements of operations.

In addition, all revenues are presented on a gross basis.

Vessel acquisitions

Vessels are stated at cost, which consists of the purchase price and any material expenses incurred upon acquisition, such as initial repairs, improvements, delivery expenses and other expenditures to prepare the vessel for its initial voyage. Subsequent expenditures for conversions and major improvements are also capitalized when they appreciably extend the life, increase the earnings capacity or improve the efficiency or safety of the vessels. Significant financing costs incurred during the construction period of the vessels are also capitalized and included in the vessels' cost. Otherwise these amounts are charged to expense as incurred.

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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names and customer relationships and contracts. The intangibles are amortized as follows:

Trademarks and trade names Customer relationships and contracts	10 years straight-line 15 years straight-line

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation methods for capital assets are as follows:

Vessels	5 - 25 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of fixed assets

Fixed assets (e.g. property, plant and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon occurrence of a triggering event that indicates the carrying value of such asset is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2011.

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2011, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs.  Significant repairs to the Company’s vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining life of the asset repaired or the remaining lease term.

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

There have been no recent examinations by the U.S. or Canadian tax authorities. The Company's primary U. S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2007 – 2010
Various states	2007 – 2010
Federal (Canada)	2005 – 2010
Ontario	2005 – 2010

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates included in the preparation of these financial statements include the assumptions used in determining the useful lives of long-lived assets, the assumptions used in determining whether assets are impaired, the assumptions used in determining the valuation allowance for deferred income tax assets and the assumptions used in stock based compensation awards. Actual results could differ from those estimates.

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401K plans in the United States.  Contributions are expensed as operating expenses when incurred.  The Company made contributions of $1,373 in 2011 and $1,240 in 2010.

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Financial instruments

The Company accounts for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the swap contracts are recorded in earnings and the fair value of settlement costs to terminate the contracts are included in current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are disclosed in Note 20.

Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities are presented in Note 20.

Reclassifications

Current and long-term deferred tax assets and liabilities, which were presented gross by jurisdiction in the prior year’s consolidated financial statements, have been presented net by jurisdiction to conform to the current period presentation.  The reclassification had no impact on previously reported net income or cash flows.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS

Fair value measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, "Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The Company adopted the guidance in ASU 2010-06 on April 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010.  This adoption expanded disclosures only and did not have any impact on the Company’s financial statements.

Consolidation of variable interest entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) amending the FASB Accounting Standards Codification. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has either (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosure about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU 2009-17 became effective as of the first annual reporting period beginning after November 15, 2009, interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company adopted the guidance in ASU 2009-17 on April 1, 2010. The disclosure requirements of ASU 2009-17 are presented in Note 22.

Equity: Accounting for distributions to shareholders with components of stock and cash

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity: Accounting for distributions to shareholders with components of stock and cash” (“ASU 2010-01”).  ASU 2010-01 amends ASC 505-20, “Equity-Stock Dividends and Stock Splits” to clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for fiscal years beginning after December 15, 2009.   The Company adopted the guidance in ASU 2010-01 on April 1, 2010, which did not have any impact on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Multiple-deliverable revenue arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple-deliverable Revenue Arrangements” (“ASU 2009-13”), which amended ASC 605-25.  ASU 2009-13 modifies how consideration is allocated for the purpose of revenue recognition in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company does not expect the provisions of ASU 2009-13 to have a material effect on its financial position, results of operations or cash flows.

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

Disclosures about the credit quality of financing receivables and the allowance for credit losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from ASU 2010-20. For public companies, the amendments that require disclosure as of the end of a reporting period and the amendments that require disclosure for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. ASU 2011-01 temporarily delays the effective date of the disclosures to interim and annual periods ending after June 15, 2011. The Company does not believe that the adoption of ASU 2010-20 will have a material impact on the Company’s financial position, results of operation, or cash flows.

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

Disclosure of supplementary pro forma information for business combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. We believe the adoption of ASU 2010-29 will not have a material impact on our consolidated financial position or results of operations.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts.  The allowance was $Nil as of March 31, 2011 and $225 as of March 31, 2010. The allowance for doubtful accounts reflected estimates of probable losses in trade receivables.  The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer  pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2011	March 31, 2010

Prepaid insurance	$79	$444
Fuel and lubricants	3,372	2,080
Deposits and other prepaids	1,023	982
	$4,474	$3,506

6.	INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

	Year ended March 31, 2011	Year ended March 31, 2010
United States	$717	$(2,259)
Foreign	(462)	6,396
	$255	$4,137

The components of the provision for income taxes are as follows:

	Year ended March 31, 2011	Year ended March 31, 2010
Current
Federal	$33	$(145)
State and local	22	19
Foreign	(69)	255
Deferred:
Federal	-	-
State and local	225	(48)
Foreign	(71)	1,313
	$140	$1,394

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income before provision for income taxes as follows:

	Year ended March 31, 2011	Year ended March 31, 2010
Statutory U.S. federal income tax rate	34.0%	34.0%
State and foreign income taxes	109.6%	(15.4)%
Imputed interest income	217.4%	16.0%
Valuation allowance	(299.1)%	(0.1)%
Foreign permanent items/other	(7.0)%	(0.8)%
Effective income tax rate	54.9%	33.7%

The primary reasons the effective income tax rate for fiscal 2011 was higher than the statutory U.S. federal tax rate were the imputed interest income and state and foreign income taxes, substantially offset by the reduction in the federal valuation allowance.

The primary reasons the effective income tax rate for fiscal 2010 was lower than the statutory U.S. federal tax rate were the benefit of lower Canadian federal and Ontario taxes and a decrease in enacted future tax rates in Ontario during the fiscal year,  substantially offset by imputed interest income and non-deductible stock compensation.

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2011	March 31, 2010
Assets:
Accrued liabilities not yet deductible for tax	$322	$725
Other	17	232
	339	957
Valuation allowance	(142)	(695)
Total current deferred tax assets	197	262
Liability:
Deferred foreign exchange gain	(639)	-
Total current deferred tax liabilities	(639)	-
Net current deferred tax assets (liabilities)	$(442)	$262

The Company has net current deferred tax assets of $161 ($Nil as of March 31, 2010) in United States Federal and state jurisdictions and net current deferred tax liabilities of $603 (deferred tax assets of $262 as of March 31, 2010) in Canadian jurisdictions.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2011	March 31, 2010
Long-term deferred tax assets
Operating loss carry forwards	$13,072	$11,815
Interest rate swap	603	699
Other	681	502
	14,356	13,016
Valuation allowance	(4,228)	(4,433)
Net long-term deferred tax assets	$10,128	$8,583
Long-term deferred tax liabilities
Separately identifiable Intangibles	$(2,383)	$(2,739)
Deferred foreign exchange gain	-	(358)
Depreciation and dry dock expenses	(11,044)	(8,989)
Total long-term deferred tax liabilities	$(13,427)	$(12,086)
Net long-term deferred tax liabilities	$(3,299)	$(3,503)

The Company has net long term deferred tax liabilities of $576 ($191 as of March 31, 2010) in United States Federal and state jurisdictions and $2,723 ($3,312 as of March 31, 2010) in Canadian jurisdictions.

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

At March 31, 2011 and 2010, the Company anticipated that its U.S. Federal net deferred tax assets including net operating loss carry-forward would not be utilized due to cumulative pre-tax losses during the past three fiscal years and accordingly  has recorded a full valuation allowance against the U.S. Federal net deferred tax assets.

The Company determined at both March 31, 2011 and 2010 that it was more likely than not that the state deferred income tax assets will be realized, except for certain state net operating losses that are expected to expire unused based on a net deferred tax liability position and the expected timing of the reversal of the deferred tax liabilities.

The Company also determined that it was more likely than not that the Canadian deferred income tax assets will be realized, except for a foreign currency exchange loss that existed at March 31, 2009, based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities.  The valuation allowance against the foreign currency exchange loss of $955 was reversed during the year ended March 31, 2010 as the foreign currency exchange loss turned into a gain as of March 31, 2010.

The valuation allowance against the U.S. Federal and state deferred tax assets decreased by $758 for the year ended March 31, 2011, and decreased by $63 for the year ended March 31, 2010.

At March 31, 2011, the Company had unused U.S. federal net operating loss carry-forwards totaling $23,189 that expire between fiscal 2019 and 2029, of which a small portion is subject to Internal Revenue Code section 382 annual limitations. At March 31, 2011, the Company had various unused state net operating loss carry-forwards totaling $2,756 that expire between fiscal 2013 and 2029.  At March 31, 2011, the Company also had unused Canadian net operating loss carry-forwards totaling $19,857 that expire between fiscal 2024 and 2031.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2011	March 31, 2010

Cost
Vessels	$195,637	$119,181
Leasehold improvements	2,245	2,150
Furniture and equipment	292	268
Vehicles	23	22
Computer, communication equipment and purchased software	2,511	2,348
	$200,708	$123,969
Accumulated depreciation
Vessels	$31,953	$24,018
Leasehold improvements	820	616
Furniture and equipment	132	95
Vehicles	10	7
Computer, communication equipment and purchased software	1,101	754
	34,016	25,490
	$166,692	$98,479

8.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	March 31, 2011	March 31, 2010

Drydock expenditures	$16,367	$13,884
Accumulated amortization	9,844	6,755
	$6,523	$7,129

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2009	$7,274
Deferred drydock costs accrued	1,151
Amortization of deferred drydock costs	(2,425)
Foreign currency translation adjustment	1,129
Balance as of March 31, 2010	$7,129
Deferred drydock costs accrued	2,010
Amortization of deferred drydock costs	(2,779)
Foreign currency translation adjustment	163
Balance as of March 31, 2011	$6,523

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	March 31, 2011	March 31, 2010

Intangible assets
Deferred financing costs	$2,964	$2,149
Trademarks and trade names	1,044	1,010
Customer relationships and contracts	18,543	16,093
Total identifiable intangibles	$22,551	$19,252
Accumulated amortization
Deferred financing costs	$1,498	$901
Trademarks and trade names	530	412
Customer relationships and contracts	5,217	3,939
Total accumulated amortization	7,245	5,252
Total intangible assets	$15,306	$14,000
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

2012	$2,006
2013	2,006
2014	1,385
2015	1,319
2016	1,312
$8,028

10.	VESSEL ACQUISITIONS

On February 11, 2011, Black Creek and Black Creek Holdings entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Reserve Holdings, LLC (“Reserve”), and Buckeye Holdings, LLC (“Buckeye” and, together with Reserve, the “Sellers”).  Under the Asset Purchase Agreement, Black Creek purchased two integrated tug/barge units (the “Vessels”) for consideration consisting of (i) $35,500 cash paid at closing, (ii) $3,600 cash to be paid by Black Creek Holdings in 72 monthly installments of $50 beginning on April 15, 2011 (the "Deferred Payments"); (iii) a promissory note of Black Creek Holdings in the principal amount of $1,500 (the “Note”) described below; and (iv) 1,305,963 shares of the Company’s common stock (the “Shares”).

The estimated fair values of assets acquired are as follows:

Current assets	$94
Property and equipment	45,000
Other identifiable intangible assets	1,836
$46,930

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	VESSEL ACQUISITIONS (continued)

The Asset Purchase Agreement provided for the Sellers to use their commercially reasonable efforts to seek the consent to the assignment to Black Creek of certain vessel transportation agreements pursuant to which the Sellers and their affiliates provide freight transportation services to third parties (each such agreement, a “VTA”).  As of March 31, 2011, all of the VTAs had been assigned to Black Creek.  The Asset Purchase Agreement also provided for Black Creek to assume the Sellers’ and their affiliates’ obligations relating to winter work and maintenance that was being performed on the Vessels at the time of their acquisition.

The Note, dated February 11, 2011, bears interest at a rate of 6% per annum with all principal and interest thereon due and payable on December 15, 2011.

On February 11, 2011, the Company entered into a guaranty (the “Guaranty”) to and for the benefit of each of the Sellers pursuant to which the Company guaranteed Black Creek Holdings’ obligations to make the Deferred Payments and under the Note.

The acquisition of the Vessels was financed in part by the Black Creek credit agreement described in Note 13 and the issuance of shares of the Company’s common stock described in Note 16.

11.	BANK INDEBTEDNESS

As discussed in detail in Note 13, the Company amended and restated its 2006 Credit Agreement with its senior lender on February 13, 2008, as subsequently amended.  At each of March 31, 2011 and March 31, 2010, the Company had authorized operating lines of credit under this agreement in the amounts of CDN $13,500 and US $13,500 with its senior lender, and was utilizing CDN $Nil at each of March 31, 2011 and March 31, 2010 and US $Nil at each of March 31, 2011 and March 31, 2010, and maintained letters of credit of CDN $1,325 at March 31, 2011 (CDN $1,394 as at March 31, 2010).  The Amended and Restated Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 2.75% or Canadian 30 day BA rate plus 3.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 2.75% or LIBOR plus 3.75% on U.S. Dollar borrowings and is secured under the same terms and has the same financial covenants described in Note 13. Such interest rate margins increased by 0.25% in November 2010. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. At March 31, 2011, the Company had access to its US $9,490 seasonal over advance facility net of letter of credit obligations (see Note 13).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2011	March 31, 2010
Deferred financing and other transaction costs	$486	$-
Payroll compensation and benefits	1,250	2,270
Preferred stock dividends	7,477	5,117
Professional fees	697	652
Interest	693	200
Winter work and capital expenditures	6,870	799
Capital and franchise taxes	106	101
Loss contingency on guaranty	1,289	-
Other	3,350	1,946
	$22,218	$11,085

13.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Company, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes may borrow up to CDN $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2010), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2010), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian Dollar denominated term loan facility under which Lower Lakes borrowed CDN $41,700 (iv) a US Dollar denominated term loan facility under which Grand River borrowed US $22,000 and (v) a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

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

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 3.75% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 2.75% per annum.  Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. The interest rate margin is adjustable quarterly commencing on the second quarter of the fiscal year ended March 31, 2009, based upon the borrowers’ senior debt to EBITDA ratio as defined and calculated in accordance with the Amended and Restated Credit Agreement. Except for the Canadian “Engine” term loan, such interest rate margins increased by 0.25% to the current margin in November 2010.

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

On June 23, 2009, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement. Under this Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amount of the combined seasonal overadvance facilities that is available to borrow from $8,000 to $10,000, the duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

On August 9, 2010, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”), amending the Amended and Restated Credit Agreement to which the borrowers are  parties, dated as of February 13, 2008. The Third Amendment provided for (i) an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20,000 to finance a new engine for the vessel Michipicoten and certain other capital expenditures, (ii) a modification to the Senior Funded Debt to EBITDA Ratio and (iii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) is repayable in quarterly installments of CDN $695 commencing, December 2010, increasing to CDN $936 commencing, September 2011 and maturing on April 1, 2013.

On June 28, 2011, the Company amended its Amended and Restated Credit Agreement as discussed in Note 26.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT (continued)

On February 11, 2011, Black Creek, as borrower and Black Creek Holdings, as guarantor, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Black Creek Credit Agreement”) which (i) financed, in part, the acquisition of the Vessels by Black Creek as described in Note 10., and (ii) provided funds for other transaction expenses.  The Black Creek Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31,000.

The outstanding principal amount of the term loan is repayable as follows: (i) quarterly payments of US $517 commencing September 30, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan is payable upon the term loan maturity on February 11, 2014.

The term loan bears an interest rate per annum, at Black Creek’s option, equal to (i) LIBOR (as defined in the Black Creek Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Black Creek Credit Agreement), plus 3.75% per annum.

Obligations under the Black Creek Credit Agreement are secured by (i) a first priority lien and security interest on all of Black Creek’s and Black Creek Holding's assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Black Creek Credit Agreement is unconditionally guaranteed by the guarantor, and such guarantee is secured by a lien on substantially all of the assets of Black Creek and Black Creek Holdings.

Under the Black Creek Credit Agreement, Black Creek will be required to make mandatory prepayments of principal on the term loan (i) in the event of certain dispositions of assets and insurance proceeds (as subject to certain exceptions), in an amount equal to 100% of the net proceeds received by Black Creek therefrom, and (ii) in an amount equal to 100% of the net proceeds to Black Creek from any issuance of Black Creek’s debt or equity securities.

The Black Creek Credit Agreement contains certain covenants, including those limiting the guarantors’ and Black Creek’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated.

The Company was in compliance with covenants under both credit agreements as of March 31, 2011.

The effective interest rates on the term loans at March 31, 2011, including the effect from interest rate swap contracts, were 6.35% (6.8% at March 31, 2010) on the Canadian term loan, 6.30% (5.44% at March 31, 2010) on the Canadian engine loan and 7.40% (7.15% at March 31, 2010) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.05% (3.94% at March 31, 2010) on the Canadian term loan, 6.30% (5.44% at March 31, 2010) on the Canadian engine loan, 4.06% (3.75% at March 31, 2010) on the US term loan and 5.06% on the Black Creek US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT (continued)

			March 31, 2011	March 31, 2010
a	)	Canadian term loan bearing interest at Canadian Prime rate plus 2.75% (2.5% for 2010) or Canadian BA rate plus 3.75% (3.5% for 2010) at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $695 commencing September 1, 2008 until June 1, 2011 with no payment on September 1, 2010, and increasing to CDN $936 commencing September 1, 2011 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	$56,466	$36,262
b	)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4.0% (3.75% for 2010) or Canadian BA rate plus 5.0% (5.00% for 2010) at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	6,738	6,957
c	)	US term loan bearing interest at LIBOR rate plus 3.75% (3.5% for 2010) or US base rate plus 2.75% (2.5% for 2010) at the Company’s option. The loan is repayable over a five year term until April 1, 2013 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2013 and the balance due April 1, 2013. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	17,967	19,433
d	)	US term loan bearing interest at LIBOR rate plus 4.75% or US base rate plus 3.75% at the Company’s option. The loan is repayable over a three year term until February 11, 2014 with quarterly payments of US $517 commencing September 1, 2011 until December 31, 2013 and the balance due February 11, 2014. The term loan is collateralized by the existing and newly acquired assets of Black Creek.	31,000	-
			$112,171	$62,652
		Less amounts due within 12 months	7,178	4,728
			$104,993	$57,924

Principal payments are due as follows:

2012	$7,178
2013	7,943
2014	97,050
$112,171

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	COMMITMENTS

The Company does not have any leases which meet the criteria of a capital lease as of March 31, 2011. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2011	Year ended March 31, 2010
Operating lease	$292	$237
Operating sublease	145	144
	$437	$381

The Company’s future minimum rental commitments under other operating leases are as follows.

2012	$262
2013	203
2014	136
2015	83
2016	70
Thereafter	202
$956

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $715 for the year ended March 31, 2011 and $702 for the year ended March 31, 2010. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2012	$726
2013	725
2014	726
2015	725
2016	726
Thereafter	2,176
$5,804

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  Given management’s assessment that losses were probable and reasonably estimable, and based on advice from the Company’s outside counsel, an accrual of $1,062 as of March 31, 2011 and $944 as of March 31, 2010 was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

On August 27, 2007, in connection with the COA and Option Agreement with Voyageur (see Note 22), Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee would become due should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breached certain of its obligations under the COA.  Lower Lakes had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as were reasonably satisfactory to GE Canada and Voyageur.

As of March 31, 2011, the Company has recorded a loss contingency of $1,280 on the Guarantee of Voyageur’s indebtedness with GE Canada, following the Maritime Trader’s placement in receivership as of March 31, 2011.  The Company believes that the fair value of the vessel, which requires drydocking and steel renewal investments, is less than the estimated value of GE Canada’s total claim by at least the amount of our Guarantee.

16.	STOCKHOLDERS’ EQUITY

On February 11, 2011, under the transactions contemplated by the Asset Purchase Agreement with the Sellers as discussed in Note 10, the Company issued 1,305,963 shares of the Company’s common stock to Buckeye. The shares were valued at the average of high and low price on that day, of $5.175.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2011 was $7,477 and at March 31, 2010 was $5,117. As of March 31, 2011, the effective rate of preferred dividends was 11.75% (10.75% as of March 31, 2010). The rate will increase 0.25% effective July 1, 2011 when it reaches 12% (maximum) until the accrued dividends are paid. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $26 for the fiscal year ended March 31, 2011 ($25 for the fiscal year ended March 31, 2010) related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $4.34. The Company recorded expense of $111 for the fiscal year ended March 31, 2011 ($280 for the fiscal year ended March 31, 2010, including cash compensation related to tax withholding of such awards). The Restricted Shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low price on that day of $5.32. The Company recorded expense of $163 for the fiscal year ended March 31, 2011 related to such awards, including cash compensation related to tax withholding. The April 5, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.

Since January 2007, share-based compensation has been granted to management and directors from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above. The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants. At March 31, 2011, a total of 943,586 shares (1,012,313 shares at March 31, 2010) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through March 31, 2011 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately. The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008. During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011 the Company awarded 14,007 shares for services from April 1, 2010 through March 31, 2011. Grant date fair market value for all these awards is the average of the high and low trading prices on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2011 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%. The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at March 31, 2011, had a remaining weighted average contractual life of approximately seven years. The Company has recorded compensation expenses of $479 and $522 for the years ended March 31, 2011 and 2010, respectively. All of the stock options granted in February 2008 (243,199) and two- thirds of the stock options granted in July 2008 (236,586), had vested as of March 31, 2011.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	STOCKHOLDERS’ EQUITY (continued)

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through March 31, 2011. The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $13 of equity for the year ended March 31, 2011 ($622 for the year ended March 31, 2010) of such accrued compensation expense.

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

Information relating to grants, forfeitures, vesting, exercise, expense and tax effects is contained in the following tables.

Stock Options:	March 31, 2011	March 31, 2011	March 31, 2010	March 31, 2010
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding – beginning of year	479,785	$5.66	479,785	$5.66
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeitures	-	-	-	-
Expired	-	-	-	-
Outstanding-end of year	479,785	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):			March 31, 2011	March 31, 2010

Weighted average grant date fair value of options granted during year			$-	$-
Compensation expense			479	522
Unrecognized compensation cost at March 31			65	544
Weighted average remaining life for unrecognized compensation			.25 years	0.8 years

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	STOCKHOLDERS’ EQUITY (continued)

Restricted Stock:	March 31, 2011	March 31, 2011	March 31, 2010	March 31, 2010
	Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
Unvested beginning of the year	108,419	$4.00	-	$-
Granted	37,133	5.32	76,691	4.34
Granted			39,660	3.17
Vested	(25,564)	4.34	-	-
Vested	(7,932)	3.17	(7,932)	3.17
Cancelled			-	-
Unvested - end of the year	112,056	$4.42	108,419	$4.00

Other data (In thousands):			March 31, 2011	March 31, 2010
Compensation expense			$201	$43
Unrecognized compensation cost at March 31			419	417
Weighted average remaining life for unrecognized compensation			2.5 years	3.1 years

17.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

18.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Year ended March 31, 2011	Year ended March 31, 2010
Bank indebtedness	$274	$437
Amortization of deferred finance costs	553	399
Long-term debt – senior	3,594	2,734
Interest rate swaps	1,481	1,963
Subordinated note	12	-
Deferred payment liability	24	-
Interest capitalized	(201)	-
	$5,737	$5,533

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2011	Year ended March 31, 2010
Revenue by country
Canada	$73,177	$70,502
United States	44,801	37,716
	$117,978	$108,218

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2011	March 31, 2010
Property and equipment by country
Canada	$92,982	$69,798
United States	73,710	28,681
	$166,692	$98,479

Intangible assets by country
Canada	$10,709	$11,039
United States	4,597	2,961
	$15,306	$14,000

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$124,038	$99,297
United States	91,472	40,087
	$215,510	$139,384

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a subordinated note, deferred payment liabilities, accrued liabilities and bank indebtedness. The estimated fair values of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments. The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market. The subordinated note and deferred payment liabilities were valued based on interest rates of similar debt in the open market.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and March 31, 2010:

		Fair Value Measurements at March 31, 2011			Fair Value Measurements at March 31, 2010
	Carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)	Carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$ 1,895	$ -	$ 1,895	$ 2,298	$ -	$ 2,298

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the fiscal year ended March 31, 2011.

The Company has recorded a liability of $1,895 as of March 31, 2011 ($2,298 as of March 31, 2010) for two interest rate swap contracts on the Company’s term debt. For the year ended March 31, 2011, the fair value adjustment of the interest rate swap contracts resulted in a gain of $465 (gain of $2,069 for the year ended March 31, 2010). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2011	Fair Value as at March 31, 2010
Interest rate swap contracts liability	Current liability	$ 1,895	$ 2,298

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in Earnings	Year ended March 31, 2011	Year ended March 31, 2010
Interest rate swap contracts liability	Other (income) and expenses	$ (465)	$ (2,069)

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

The Company had a total of 14,779,339 common shares issued and outstanding as of March 31, 2011, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 16,052,316 shares for the year ended March 31, 2011 and 15,491,006 shares for the year ended March 31, 2010 based on the calculations set forth below. Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 13,632,961 and 13,071,651 for 2011 and 2010. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Year ended March 31, 2011	Year ended March 31, 2010

Numerator:
Net income before preferred dividends	$115	$2,743
Preferred stock dividends	(2,360)	(1,936)
Net (loss) income applicable to common stockholders	$(2,245)	$807
Denominator:
Weighted average common shares for basic EPS	13,632,961	13,071,651
Effect of dilutive securities:
Average price during period	5.29	3.45
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Shares that could be acquired with the proceeds of options	--	--
Dilutive shares due to options	--	--
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	13,632,961	13,071,651
Basic EPS	$(0.16)	$0.06
Diluted EPS	$(0.16)	$0.06

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (“VIEs”).

On August 27, 2007, Lower Lakes entered into and consummated the transactions under a Memorandum of Agreement with Voyageur Marine Transport Limited (“Voyageur”) and Voyageur Pioneer Marine Inc. pursuant to which Lower Lakes purchased the VOYAGEUR INDEPENDENT and the VOYAGEUR PIONEER (the “Voyageur Vessels”).

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

In connection with the COA, on August 27, 2007, Lower Lakes entered into an Option Agreement (the “Option Agreement”) with VMT pursuant to which Lower Lakes obtained the option to acquire the Trader for CDN $5,000, subject to certain adjustments. The option was exercisable between January 1, 2012 and December 31, 2017, subject to certain early exercise provisions. If, at any time prior to expiration of the option, VMT received a bona fide offer from a third party to purchase the Trader which VMT wished to accept, Lower Lakes had the right to acquire the Trader at the option price.

On August 27, 2007, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada. Under the Guarantee, Lower Lakes had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

The Company believes that Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owns the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay its principal and interest to GE Canada in February 2011. The Company has provided for the contingent loss of CDN $1,250 of the Guaranteed Obligations in the consolidated statements of operations for the fiscal year ended March 31, 2011.

The Company was never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship.

The Company provided no loan support or liquidity to Voyageur during the fiscal year ended March 31, 2011.

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

The Company presently occupies office space provided by the affiliates of our Chief Executive Officer and our President. Such related parties have agreed that they will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. The Company agreed to pay such affiliates $12 per month such that total lease expense for the year paid to such affiliates was $145 in the fiscal year ended March 31, 2011 and $144 in the fiscal year ended March 31, 2010. The Company reimbursed such affiliates for certain out of pocket costs of $255 in 2011 for office expenses and a lease deposit in connection with a new lease effective January 1, 2011 compared to $15 in 2010. The consolidated statements of operations for the fiscal years ended March 31, 2011 and 2010 include $250 and $159 respectively, related to this agreement.

24.	ECONOMIC DEPENDENCE

The Company had two customers in excess of 10% of revenue in 2011 and 2010. Customers in excess of 10% of revenues accounted for a total of 26% of net revenue in each of the fiscal years ended March 31, 2011 and March 31, 2010.

25.	ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive income (loss) is reflected in the Consolidated Statement of Stockholder’s equity and Other Comprehensive Income (Loss). The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive income (loss) consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive income (loss) and accumulated other comprehensive income are the effects of foreign currency translation adjustments income of $1,499 in the fiscal year ended March 31, 2011 ($6,670 in fiscal year ended March 31, 2010).

26.	SUBSEQUENT EVENTS

Due to Voyageur’s failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the letter of credit issued in connection with the Guarantee, with the CDN $1,250 added to Lower Lakes’ revolving borrowings under the Amended and Restated Credit Agreement.

On June 28, 2011, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which further amended the Amended and Restated Credit Agreement.

The Fourth Amendment provides for an increase of the Canadian dollar denominated term loan in the aggregate amount of CDN $4,000 to finance a possible future vessel acquisition and adds a customary anti-cash hoarding provision as a condition to further advances under the Amended and Restated Credit Agreement.  The Fourth Amendment modified the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as such term is amended by the Fourth Amendment), plus 3.50% per annum or (ii) the BA Rate (as such term is amended by the Fourth Amendment) plus 4.50% per annum.  The Fourth Amendment also modified the US revolving credit facility, the US term loan and the US swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to, (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum.  The Fourth Amendment extended the maturity of the commitments under the Amended and Restated Credit Agreement from April 1, 2013 until April 1, 2015.  The parties further agreed to amend and restate the Amended and Restated Credit Agreement by July 29, 2011.

The Fourth Amendment additionally modified the Minimum Fixed Charge Coverage Ratio and Maximum Capital Expenditures covenants and added a new fiscal year-end Liquidity covenant.