Form 10-Q
period 2011-06-30
Rand Logistics, Inc.
filed 2011-08-15
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

14,868,121 shares of Common Stock, par value $.0001, were outstanding at August 12, 2011.

RAND LOGISTICS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30,	March 31,
	2011	2011
ASSETS
CURRENT
Cash and cash equivalents	$4,762	$4,508
Accounts receivable, net (Note 3)	25,000	6,991
Prepaid expenses and other current assets (Note 4)	5,594	4,474
Income taxes receivable	10	49
Deferred income taxes	41	161
Total current assets	35,407	16,183
PROPERTY AND EQUIPMENT, NET (Note 6)	166,378	166,692
LOAN TO EMPLOYEE	250	250
OTHER ASSETS	693	363
DEFERRED DRYDOCK COSTS, NET (Note 7)	6,136	6,523
INTANGIBLE ASSETS, NET (Note 8)	16,754	15,306
GOODWILL (Note 8)	10,193	10,193

Total assets	$235,811	$215,510
LIABILITIES
CURRENT
Bank indebtedness (Note 10)	$22,058	$-
Accounts payable	13,266	12,386
Accrued liabilities (Note 11)	16,654	22,218
Interest rate swap contracts (Note 19)	1,854	1,895
Deferred income taxes	638	603
Subordinated note (Note 9)	1,482	1,482
Current portion of deferred payment liability (Note 9)	377	382
Current portion of long-term debt (Note 12)	7,967	7,178
Total current liabilities	64,296	46,144
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 9)	2,423	2,507
LONG-TERM DEBT (Note 12)	103,313	104,993
OTHER LIABILITIES	238	238
DEFERRED INCOME TAXES	3,668	3,299

Total liabilities	173,938	157,181
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 15)	14,900	14,900
Common stock, $.0001 par value	1	1
Authorized 50,000,000 shares, Issuable and outstanding 14,868,121 shares (Note 15)
Additional paid-in capital	72,272	71,503
Accumulated deficit	(27,997)	(30,666)
Accumulated other comprehensive income	2,697	2,591

Total stockholders’ equity	61,873	58,329

Total liabilities and stockholders’ equity	$235,811	$215,510
The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2011	Three months ended June 30, 2010
REVENUE
Freight and related revenue	$30,694	$28,406
Fuel and other surcharges	11,332	6,364
Outside voyage charter revenue	310	2,038
TOTAL REVENUE	42,336	36,808
EXPENSES
Outside voyage charter fees (Note 16)	307	2,031
Vessel operating expenses	28,576	23,627
Repairs and maintenance	826	44
General and administrative	2,976	2,351
Depreciation	2,791	1,784
Amortization of drydock costs	739	690
Amortization of intangibles	337	291
Gain on foreign exchange	(31)	(14)
	36,521	30,804
OPERATING INCOME	5,815	6,004
OTHER (INCOME) AND EXPENSES
Interest expense (Note 17)	2,001	1,289
Interest income	(1)	(16)
(Gain) loss on interest rate swap contracts (Note 19)	(45)	299
	1,955	1,572
INCOME BEFORE INCOME TAXES	3,860	4,432
PROVISION FOR INCOME TAXES (Note 5)
Current	57	76
Deferred	474	907
	531	983
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	3,329	3,449
PREFERRED STOCK DIVIDENDS	660	541
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,669	$2,908
Net income per share basic (Note 20)	$0.18	$0.22
Net income per share diluted (Note 20)	$0.18	$0.22
Weighted average shares basic	14,858,952	13,442,597
Weighted average shares diluted	14,858,952	15,861,952

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Income	Equity
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478
Net income	-	-	-	-	-	115	-	115	115
Preferred stock dividends	-	-	-	-	-	(2,360)	-	-	(2,360)
Stock issued in lieu of cash compensation	15,153	-	-	-	74	-	-	-	74
Stock issued under employees retirement plan	2,434	-	-	-	13	-	-	-	13
Stock issued under asset purchase agreement	1,305,963	-	-	-	6,758	-	-	-	6,758
Restricted stock issued (Note 15)	37,133	-	-	-	197	-	-	-	197
Unrestricted stock issued (Note 15)	14,007	-	-	-	76	-	-	-	76
Stock options issued (Note 15)	-	-	-	-	479	-	-	-	479
Translation adjustment	-	-	-	-	-	-	1,499	1,499	1,499
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	-	-	-	-	-	3,329	-	3,329	3,329
Preferred stock dividends	-	-	-	-	-	(660)	-	-	(660)
Restricted stock issued (Note 15)	86,217	-	-	-	685	-	-	-	685
Unrestricted stock issued (Note 15)	2,565	-	-	-	19	-	-	-	19
Stock options issued (Note 15)	-	-	-	-	65	-	-	-	65
Translation adjustment	-	-	-	-	-	-	106	106	106
Balances, June 30, 2011	14,868,121	$1	300,000	$14,900	$72,272	$(27,997)	$2,697	$3,435	$61,873

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2011	Three months ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,329	$3,449
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization of drydock costs	3,530	2,474
Amortization of intangibles and deferred financing costs	512	394
Deferred income taxes	474	907
(Gain) loss on interest rate swap contracts	(45)	299
Equity compensation	769	359
Deferred drydock costs paid	(1,264)	(58)
Changes in operating assets and liabilities:
Accounts receivable	(18,009)	(14,723)
Prepaid expenses and other current assets	(1,120)	(962)
Accounts payable and accrued liabilities	3,938	562
Other assets and liabilities	(330)	(28)
Income taxes payable (net)	39	183
	(8,177)	(7,144)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,265)	(3,071)
Deposits on purchase of equipment	-	(846)
	(10,265)	(3,917)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(89)	-
Long-term debt repayment	(1,225)	(1,145)
Debt financing cost	(2,003)	-
Proceeds from bank indebtedness	22,027	13,797
	18,710	12,652
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(14)	(265)
NET INCREASE IN CASH AND CASH EQUIVALENTS	254	1,326
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,508	943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,762	$2,269
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$2,164	$1,011
Unpaid purchases of property and equipment	$3,752	$440
Unpaid purchases of deferred drydock cost	$21	$-
Payment of income taxes	$7	$20
Capitalized interest	$172	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. (“Rand LL Holdings”) and Black Creek Holding Company, Inc. (“Black Creek Holdings”), 100% subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. (“Lower Lakes”), Lower Lakes Transportation Company (“Lower Lakes Transportation”) and Grand River Navigation Company, Inc. (“Grand River ”), each of which is a 100% subsidiary of Rand LL Holdings, and Black Creek Shipping Company, Inc. (“Black Creek”), which is a 100% subsidiary of Black Creek Holdings.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from the March 31, 2011 audited consolidated financial statements. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation methods for capital assets are as follows:

Vessels Leasehold improvements Vehicles Furniture and equipment Computer equipment Communication equipment	5 - 25 years straight-line 7 - 11 years straight-line 20% declining-balance 20% declining-balance 45% declining-balance 20% declining-balance

Impairment of fixed assets

Fixed assets (e.g. property, plant and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon occurrence of a triggering event that indicates the carrying value of such an asset is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2011.

 Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2011, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three months ended June 30, 2011.

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

There have been no recent examinations by the U.S. or Canadian tax authorities. The Company's primary U. S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2007 – 2011
Various states	2007 – 2011
Federal (Canada)	2005 – 2011
Ontario	2005 – 2011

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

Intangibles—Goodwill and other-performing step 2 of the goodwill impairment test

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-28 was effective April 1, 2011 and it did not have any impact on the Company’s consolidated financial statements.

Disclosure of supplementary pro forma information for business combinations

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 effective April 1, 2011.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the reporting period beginning after December 15, 2011. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of June 30, 2011 and March 31, 2011. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2011	March 31, 2011

Prepaid insurance	$392	$79
Fuel and lubricants	3,948	3,372
Deposits and other prepaids	1,254	1,023
	$5,594	$4,474

5.	INCOME TAXES

The Company's effective tax rate was 13.8% for the three months ended June 30, 2011 compared to 22.2% for the three months ended June 30, 2010.

The effective tax rate for the current and prior fiscal periods was lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2011	March 31, 2011
Cost
Vessels	$197,956	$195,637
Leasehold improvements	2,305	2,245
Furniture and equipment	293	292
Vehicles	24	23
Computer, communication equipment and purchased software	2,712	2,511
	$203,290	$200,708
Accumulated depreciation
Vessels	$34,697	$31,953
Leasehold improvements	874	820
Furniture and equipment	140	132
Vehicles	11	10
Computer, communication equipment and purchased software	1,190	1,101
	36,912	34,016
	$166,378	$166,692

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	June 30, 2011	March 31, 2010
Drydock expenditures	$16,756	$16,367
Accumulated amortization	10,620	9,844
	$6,136	$6,523

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2010	$7,129
Drydock costs accrued	2,010
Amortization of drydock costs	(2,779)
Foreign currency translation adjustment	163
Balance as of March 31, 2011	$6,523
Drydock costs accrued	334
Amortization of drydock costs	(739)
Foreign currency translation adjustment	18
Balance as of June 30, 2011	$6,136

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	June 30, 2011	March 31, 2011

Intangible assets
Deferred financing costs	$4,877	$2,964
Trademarks and trade names	1,049	1,044
Customer relationships and contracts	18,615	18,543
Total identifiable intangibles	$24,541	$22,551
Accumulated amortization
Deferred financing costs	$1,679	$1,498
Trademarks and trade names	558	530
Customer relationships and contracts	5,550	5,217
Total accumulated amortization	7,787	7,245
Total intangible assets	$16,754	$15,306
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

2012	$2,222
2013	2,221
2014	2,211
2015	1,946
2016	1,312
$9,912

9.	VESSEL ACQUISITIONS

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

The acquisition of the Vessels was financed in part by the Black Creek credit agreement described in Note 12 and the issuance of shares of the Company’s common stock described in Note 15.

10.	BANK INDEBTEDNESS

As discussed in detail in Note 12, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, and Rand LL Holdings, Rand Finance and the Company, as guarantors amended and restated its 2006 Credit Agreement with its lender on February 13, 2008, as subsequently amended.  As of June 30, 2011 and March 31, 2011, the Company had authorized operating lines of credit under this agreement in the amounts of CDN $13,500 and US $13,500, respectively, with its lender, and was utilizing CDN $8,736  as of June 30, 2011 and $Nil as of  March 31, 2011, respectively, and US $13,000 as of June 30, 2011 and $Nil as of  March 31, 2011, respectively, and maintained letters of credit of CDN $75 as of June 30, 2011 and CDN $1,325 as of March 31, 2011. The Amended and Restated Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings, and is secured under the same terms and has the same financial covenants described in Note 12. The effective interest rates on the operating lines of credit at June 30, 2011 were 5.11% on the Canadian line of credit and 3.94% on the U.S. line of credit. Such interest rate margins increased by 0.75% on June 28, 2011. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of June 30, 2011 the Company had fully used its credit availability on the combined lines of credit and seasonal overadvance facility.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2011	March 31, 2011
Deferred financing and other transaction costs	$256	$486
Payroll compensation and benefits	1,865	1,250
Preferred stock dividends	8,137	7,477
Professional fees	989	697
Interest	450	693
Winter work and capital expenditures	1,515	6,870
Capital and franchise taxes	183	106
Loss contingency on guarantee	-	1,289
Other	3,259	3,350
	$16,654	$22,218

12.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Company, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes may borrow up to CDN $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2011), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2011), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian Dollar denominated term loan facility under which Lower Lakes borrowed CDN $41,700 (iv) a US Dollar denominated term loan facility under which Grand River borrowed US $22,000 and (v) a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

Under the Amended and Restated Credit Agreement as amended, the revolving credit facilities and swing line loans expire on April 1, 2015.  The outstanding principal amount of the Canadian term loan borrowings is repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the US term loan borrowings is repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2015 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the Canadian “Engine” term loan borrowings is repayable as follows: (i) quarterly payments of CDN $133 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility’s maturity on April 1, 2015.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 4.5% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bear interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum.  Under the Fourth Amendment, the Canadian “Engine” term loan bears interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.

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

On August 9, 2010, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”), amending the Amended and Restated Credit Agreement to which the borrowers are  parties, dated as of February 13, 2008. The Third Amendment provided for (i) an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20,000 to finance a new engine for the vessel Michipicoten and certain other capital expenditures, (ii) a modification to the Senior Funded Debt to EBITDA Ratio and (iii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) is repayable in quarterly installments of CDN $695 commencing, December 2010, increasing to CDN $936 commencing, September 2011 and maturing on April 1, 2015 as amended.

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

The Fourth Amendment provided for an increase of the Canadian dollar denominated term loan in the aggregate amount of CDN $4,000 to finance the acquisition of the Maritime Trader and added a customary anti-cash hoarding provision as a condition to further advances under the Amended and Restated Credit Agreement. The Fourth Amendment modified the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as such term is amended by the Fourth Amendment), plus 3.50% per annum or (ii) the BA Rate (as such term is amended by the Fourth Amendment) plus 4.50% per annum. The Fourth Amendment also modified the US revolving credit facility, the US term loan and the US swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to, (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum. Under the Fourth Amendment, the Canadian “Engine” term loan bears interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.  The Fourth Amendment extended the maturity of the commitments under the Amended and Restated Credit Agreement from April 1, 2013 until April 1, 2015. The parties further agreed to amend and restate the Amended and Restated Credit Agreement by July 29, 2011 which was further extended to August 19, 2011 by a consent  discussed in Note 22.

On February 11, 2011, Black Creek, as borrower and Black Creek Holdings, as guarantor, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Black Creek Credit Agreement”) which (i) financed, in part, the acquisition of the Vessels by Black Creek  described in Note 9, and (ii) provided funds for other transaction expenses.  The Black Creek Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31,000.

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

Obligations under the Black Creek Credit Agreement are secured by (i) a first priority lien and security interest on all of Black Creek’s and Black Creek Holdings’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Black Creek Credit Agreement is unconditionally guaranteed by the guarantor, and such guarantee is secured by a lien on substantially all of the assets of Black Creek and Black Creek Holdings.

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

The Black Creek Credit Agreement contains certain covenants, including those limiting the guarantor’s and Black Creek’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated.

The Company was in compliance with covenants under both credit agreements as of June 30, 2011.

The effective interest rates on the term loans at June 30, 2011, including the effect from interest rate swap contracts, were 6.32% (6.35% at March 31, 2011) on the Canadian term loan, 6.29% (6.30% at March 31, 2011) on the Canadian engine loan and 7.40% (7.40% at March 31, 2011) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.04% (5.05% at March 31, 2011) on the Canadian term loan, 6.29% (6.30% at March 31, 2011) on the Canadian engine loan, 4.00% (4.06% at March 31, 2010) on the US term loan and 5.01% (5.06% at March 31, 2011) on the Black Creek US term loan.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

		June 30, 2011	March 31, 2011
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.5% (2.75% at March 31, 2011) or Canadian BA rate plus 4.5% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $695 commencing September 1, 2008 until June 1, 2010 with no payment on September 1, 2010, and increasing to CDN $936 commencing September 1, 2011 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	$56,045	$56,466

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4.0% (4.0% at March 31, 2011) or Canadian BA rate plus 5.0% (5.0% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	6,635	6,738

c)	US term loan bearing interest at LIBOR rate plus 4.5% (3.75% at March 31, 2011) or US base rate plus 3.5% (2.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	17,600	17,967

d)	US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2011) or US base rate plus 3.75% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a three year term until February 11, 2014 with quarterly payments of US $517 commencing September 1, 2011 until December 31, 2013 and the balance due February 11, 2014. The term loan is collateralized by the existing and newly acquired assets of Black Creek.	31,000	31,000
		$111,280	$112,171
	Less amounts due within 12 months	7,967	7,178
		$103,313	$104,993

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

Principal payments are due as follows:

2012	$7,967
2013	7,967
2014	32,767
2015	62,579
$111,280

13.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of June 30, 2011. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010
Operating leases	$81	$70
Operating sublease	37	36
	$118	$106

The Company’s future minimum rental commitments under other operating leases are as follows.

2012	$214
2013	168
2014	131
2015	103
2016	72
Thereafter	185
$873

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $242 for the three months ended June 30, 2011 and $238 for the three months ended June 30, 2010. The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2012	$726
2013	725
2014	726
2015	725
2016	726
Thereafter	1,934
$5,562

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies. The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2011 an accrual of $424 ($1,062 as of March 31, 2011) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

As described in Note 21, on August 27, 2007, in connection with the COA and Option Agreement with Voyageur (see Note 21), Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee became due when Voyageur failed to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breaches certain of its obligations under the COA. Due to Voyageur’s failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the letter of credit issued in connection with the Guarantee, with the CDN $1,250 added to Lower Lakes revolving borrowings under the Amended and Restated Credit Agreement. As of March 31, 2011, the Company had recorded a loss contingency of CDN $1,250 (US$ 1,280) on the Guarantee of Voyageur’s indebtedness with GE Canada.

15.	STOCKHOLDERS’ EQUITY

On February 11, 2011, in connection with the transactions contemplated by the Asset Purchase Agreement with the Sellers  discussed in Note 9, the Company issued 1,305,963 shares of the Company’s common stock to Buckeye. Such shares were valued at the average of high and low price on that day, of $5.175.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2011 was $8,137 and at March 31, 2011 was $7,477. As of June 30, 2011, the effective rate of preferred dividends was 11.75% (11.75% as of March 31, 2011). The rate increased 0.25% to 12% (maximum) effective July 1, 2011. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Amended and Restated Credit Agreement.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $7 for each of the three month periods ended June 30, 2011 and 2010 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $28 for each of the three month periods ended June 30, 2011 and 2010. The Restricted Shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.  On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $10 for three month period ended June 30, 2011 and $9 for three month period ended June 30, 2010 related to such awards, including cash compensation related to tax withholding. The April 5, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 8, 2011 the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. The shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $507 for the three month period ended June 30, 2011 related to such awards, including cash compensation related to tax withholding.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At June 30, 2011, a total of 854,804 shares (943,586 shares at March 31, 2011) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through June 30, 2011 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services from April 1, 2010 through March 31, 2011. During the three months period ended June 30, 2011 the Company awarded 2,565 shares for services from April 1, 2011 to June 30, 2011. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through June 30, 2011 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at June 30, 2011, had a remaining weighted average contractual life of approximately six years and nine months. The Company has recorded compensation expenses of $65 and $130 for the three month periods ended June 30, 2011 and 2010, respectively.  All of the stock options granted in February 2008 (243,199) and two third of the stock options granted in July 2008 (236,586), had vested as of June 30, 2011.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY (continued)

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through June 30, 2011.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil  and $13 for the three month periods ended June 30, 2011 and 2010, respectively, of equity of such accrued compensation expense.

Shares issued in lieu of cash compensation - The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that three of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low trading prices Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives and outside directors’ compensation reverted back to cash. On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately.

16.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

17.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended June 30, 2011	Three months ended June 30, 2010
Bank indebtedness	$196	$129
Amortization of deferred finance costs	175	103
Long-term debt – senior	1,392	640
Interest rate swaps	333	417
Subordinated note	23	-
Deferred payment liability	54	-
Interest capitalized	(172)	-
	$2,001	$1,289

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010
Revenue by country
Canada	$22,303	$21,754
United States	20,033	15,054
	$42,336	$36,808

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2011	March 31, 2011
Property and equipment by country
Canada	$93,276	$92,982
United States	73,102	73,710
	$166,378	$166,692

Intangible assets by country
Canada	$12,305	$10,709
United States	4,449	4,597
	$16,754	$15,306

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$135,880	$124,038
United States	99,931	91,472
	$235,811	$215,510

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a subordinated note, deferred payment liabilities, accrued liabilities and bank indebtedness. The estimated fair values of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market. The subordinated note and deferred payment liabilities were valued based on interest rates of similar debt in the open market.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and March 31, 2011:

		Fair Value Measurements at June 30, 2011			Fair Value Measurements at March 31, 2011
	Carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)	Carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other Observable Inputs (Level 2)
Interest rate swap contracts liability	$1,854	$-	$1,854	$1,895	$-	$1,895

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month period ended June 30, 2011.

The Company has recorded a liability of $1,854 as of June 30, 2011 ($1,895 as of March 31, 2011) for two interest rate swap contracts on the Company’s term debt. For the three months ended June 30, 2011, the fair value adjustment of the interest rate swap contracts resulted in a gain of $45 (loss of $299 for the three months ended June 30, 2010). These (gains) losses are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at June 30, 2011	Fair Value as at March 31, 2011
Interest rate swap contracts liability	Current liability	$1,854	$1,895

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in Earnings	Three months ended June 30, 2011	Three months ended June 30, 2010
Interest rate swap contracts liability	Other (income) and expenses	$(45)	$299

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

The Company had a total of 14,868,121 common shares issued and outstanding as of June 30, 2011, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 17,389,723 shares for the three month period ended June 30, 2011 and 15,861,952 shares for the three month period ended June 30, 2010 based on the calculations set forth below. Since the calculation for June 30, 2011 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 14,858,952 for June 30, 2011. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended June 30, 2011	Three months ended June 30, 2010

Numerator:
Net income before preferred dividends	$3,329	$3,449
Preferred stock dividends	(660)	(541)
Net income applicable to common stockholders	$2,669	$2,908
Denominator:
Weighted average common shares for basic EPS	14,858,952	13,442,597
Effect of dilutive securities:
Average price during period	7.37	5.08
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Shares that could be acquired with the proceeds of options	368,369	-
Dilutive shares due to options	111,416	-
		-
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	14,858,952	15,861,952
Basic EPS	$0.18	$0.22
Diluted EPS	$0.18	$0.22

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

The Company provided no loan support or liquidity to Voyageur during the fiscal year ended March 31, 2011 or the three month period ended June 30, 2011.

The Company continues to evaluate new investments for the application of consolidation and regularly reviews all existing entities in connection with any reconsideration events  that may result in an entity becoming a VIE or the Company becoming the primary beneficiary of an existing VIE. There has been no change in previous conclusions about whether a VIE should be consolidated.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	SUBSEQUENT EVENTS

On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER, a Canadian-flagged dry bulk carrier, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.  Pursuant to the terms of such asset purchase  agreement, Lower Lakes’ acquisition of the vessel was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes purchased the vessel for an aggregate purchase price of CDN $2,667 with borrowings under the Canadian term loan.

On July 29, 2011, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties signed a Consent to the Amended and Restated Credit Agreement, with General Electric Capital Corporation, as agent and a lender, and certain other lenders, whereby the parties agreed to extend the date to amend and restate the Amended and Restated Credit Agreement, from July 29, 2011 to August 19, 2011.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are presented in millions except share, per share and per day amounts.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2011.

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

 Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission on June 29, 2011 as well as the following: the continuing effects of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age.    The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

 Business

Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

 On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. (“Grand River”).  Prior to the acquisition, we did not conduct, or have any investment in, any operating business.  Subsequent to the acquisition, we have added several additional vessels to our fleet through acquisition transactions.  On February 11, 2011, we acquired two integrated tug and barge units through a new subsidiary, Black Creek Shipping Company, Inc. (“Black Creek”), and on July 21, 2011, we acquired the Maritime Trader, a Canadian-flagged dry bulk carrier. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek.

Index

 Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of fifteen cargo-carrying vessels.  We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length.  We transport limestone, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.

We believe that Lower Lakes is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. Lower Lakes maintains this operating flexibility by operating both U.S. and Canadian flagged vessels in compliance with the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, in the U.S. and the Coasting Trade Act in Canada. Lower Lakes’ fleet consists of five self-unloading bulk carriers and three conventional bulk carriers in Canada and seven self-unloading bulk carriers in the U.S., including three integrated tug and barge units. Lower Lakes Towing owns the eight Canadian vessels.  Lower Lakes Transportation time charters the seven U.S. vessels, including the three integrated tug and barge units, from Grand River. With the exception of one barge (which Grand River bareboat charters from an unrelated third party) and two of the integrated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.  The two integrated tug and barge units bareboat chartered to Grand River by Black Creek were acquired by Black Creek on February 11, 2011.

Results of Operations

Three month period ended June 30, 2011 compared to the three month period ended June 30, 2010:

(1)
Our total revenue increased 15.0%, including an 8.1% increase in freight revenue, during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.  Excluding the impact of currency changes, freight revenue increased 4.7% during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.  This increase was attributable to 42 additional Sailing Days, which we define as days a vessel is crewed and available for sailing, which resulted in a 10.0% increase in tonnage hauled by our operated vessels, as well as price increases. Freight revenue increases were partially offset by inefficiencies in matching fleet configurations with trade patterns as a result of the late sailing of several of our vessels due to delays in completing winter work and the Michipicoten being out of service for 61 days.  The higher percentage increase in tonnage, compared to the percentage increase in Sailing Days, reflects the larger average size of our vessels due to the addition of two vessels in February 2011 and the lay-up of our smallest vessel.  Our outside charter business decreased 84.8% during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 primarily due to the unavailability of the Maritime Trader.

(2)
We operated thirteen vessels during the three month period ended June 30, 2011, including the two vessels acquired in February 2011.  However, the Michipicoten, which was repowered during winter 2011, did not return to service until June 2011 and only sailed for the last 30 days of the three month period ended June 30, 2011, compared to 91 days during the three month period ended June 30, 2010.  We operated all twelve of our vessels during the three month period ended June 30, 2010.  While planned, the Michipicoten’s unavailability in April and May 2011 contributed to inefficiencies in matching fleet configuration with trade patterns during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.

(3)
Our total Sailing Days increased 42 days, or 4.1%, to 1,065 Sailing Days during the three month period ended June 30, 2011, compared to 1,023 Sailing Days during the three month period ended June 30, 2010. This increase was primarily attributable to the February 2011 acquisition of two vessels, and was offset by the long-term lay-up of our smallest vessel, the repowering of the Michipicoten, which extended through May 31, 2011, and a reduction in lost days for major incident repairs compared to the three month period ended June 30, 2010.  We could have operated an additional 42 Sailing Days in April 2011 (excluding the 30 lost Sailing Days in April due to the planned repowering of Michipicoten) if we had completed required winter work on five of our vessels (including the two vessels that were acquired in February 2011) by March 31, 2011. The late vessel sailings were concentrated on our largest vessels which caused inefficiencies in matching fleet configuration with trade patterns, particularly during April, 2011. In addition, the late sailings resulted in $0.8 million of repairs and maintenance expense during the three month period ended June 30, 2011 compared to $0.05 million during the three month period ended June 30, 2010.

Index

(4)
During the three month period ended June 30, 2011, our industry experienced continued modest increases in overall customer demand compared to the three month period ended June 30, 2010.  Our tonnage increased for all of our major commodities, except for coal, for which shipments were flat, during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010. Management believes that demand in our market is the best that we have seen since the summer of 2008.

(5)
We benefited from additional new business and contractual rate increases from existing customers during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.

(6)
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Due to higher fuel prices, an increased number of Sailing Days,  and a stronger Canadian dollar  during the three month period ended June 30, 2011, fuel surcharge revenues increased 78.1% compared to the three month period ended June 30, 2010.

(7)
The Canadian dollar strengthened by approximately 6.2% versus the U.S. dollar, averaging approximately $1.033 USD per CDN during the three month period ended at June 30, 2011 compared to approximately $0.973 USD per CDN during the three month period ended June 30, 2010.  The Company’s balance sheet translation rate increased from $1.031 USD per CDN at March 31, 2011, to $1.037 USD per CDN at June 30, 2011.

Index

Selected Financial Information
(Unaudited)

(USD in 000’s)	Three month period ended June 30, 2011	Three month period ended June 30, 2010	Change	% Change
Revenue:
Freight and related revenue	$30,694	$28,406	$2,288	8.1%
Fuel and other surcharges	11,332	6,364	4,968	78.1%
Outside voyage charter revenue	310	2,038	(1,728)	(84.8)%
Total	$42,336	$36,808	$5,528	15.0%

Expenses:
Outside voyage charter fees	$307	$2,031	$(1,724)	(84.9)%
Vessel operating expenses	$28,576	$23,627	$4,949	20.9%
Repairs and maintenance	$826	$44	$782	1,777.3%

Sailing Days:	1,065	1,023	42	4.1%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$28,821	$27,767	$1,054	3.8%
Fuel and other surcharges	$10,640	$6,221	$4,419	71.0%

Expenses per Sailing Day:
Vessel operating expenses	$26,832	$23,096	$3,736	16.2%
Repairs and maintenance	$776	$43	$733	1,704.7%

Management believes that each of our vessels should achieve approximately 91 Sailing Days in an average first fiscal quarter, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses

Three month period ended June 30, 2010	1,023	$28,406	$6,364	$2,038	$36,808	$23,627

Changes in the three month period ended June 30, 2011:

Increase attributable to stronger Canadian dollar	-	$963	$311	$15	$1,289	$902

Net increase attributable to change in customer demand (excluding currency impact)	77	$1,325	$4,657	$-	$5,982	$4,524

Impact of repairs related to incidents	(35)	-	-	-	-	$(477)

Changes in outside charter revenue (excluding currency impact)	-	$-	$-	$(1,743)	$(1,743)	$-

Sub-Total	42	$2,288	$4,968	$(1,728)	$5,528	$4,949
Three month period ended June 30, 2011	1,065	$30,694	$11,332	$310	$42,336	$28,576

Total revenue during the three month period ended June 30, 2011 was $42.3 million, an increase of $5.5 million, or 15.0%, compared to $36.8 million during the three month period ended June 30, 2010.  This increase was primarily attributable to higher fuel surcharges and higher freight revenue, offset by substantially reduced outside charter revenue.

Freight and related revenue generated from Company-operated vessels increased $2.3 million, or 8.1%, to $30.7 million during the three month period ended June 30, 2011 compared to $28.4 million during the three month period ended June 30, 2010.  Freight and related revenue per Sailing Day increased $1,054, or 3.8%, to $28,821 per Sailing Day during the three month period ended June 30, 2011 compared to $27,767 per Sailing Day during the three month period ended June 30, 2010.  This increase was attributable to contractual price increases, new business, and an increase in the average size of the vessels that we operated due to our February 2011 acquisitions.  These improvements were somewhat offset by inefficiencies in matching fleet configuration with trade patterns as a result of delays in completing required winter work which caused us to begin the 2011 sailing season later than our typical April 1 start date, and the Michipicoten being out of service for 61 days due to its repowering.

Fuel and other pass through surcharges increased $4.9 million, or 78.1%, to $11.3 million during the three month period ended June 30, 2011 compared to $6.4 million during the three month period ended June 30, 2010. Fuel and other surcharges revenue per Sailing Day increased $4,419 to $10,640 per Sailing Day during the three month period ended June 30, 2011 compared to $6,221 per Sailing Day during the three month period ended June 30, 2010.

Outside voyage charter revenue decreased $1.7 million to $0.3 million during the three month period ended June 30, 2011 compared to $2.0 million during the three month period ended June 30, 2010.  The decrease in outside voyage charter revenue was primarily attributable to the unavailability of the Maritime Trader following that vessel’s placement into receivership by its secured lender in March 2011.

Index

Vessel operating expenses increased $5.0 million, or 20.9%, to $28.6 million during the three month period ended June 30, 2011 compared to $23.6 million during the three month period ended June 30, 2010.  This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days, two additional vessels acquired in February 2011 and a stronger Canadian dollar, partially offset by reduction of costs due to the lay-up of the Maumee.  Vessel operating expenses per Sailing Day increased $3,736, or 16.2%, to $26,832 per Sailing Day during the three month period ended June 30, 2011 compared to $23,096 during the three month period ended June 30, 2010.

Repairs and maintenance expenses, which primarily consist of expensed winter work, were $0.8 million during the three month period ended June 30, 2011 compared to $0.05 million during the three month period ending June 30, 2010.  Repairs and maintenance per Sailing Day increased $733 to $776 per Sailing Day during the three month period ended June 30, 2011 from $43 per Sailing Day during the three month period ended June 30, 2010.  This increase was due to the late sailing of several of our vessels due to delays in completing winter work during the three month period ending June 30, 2011 compared to the three month period ended June 30, 2010.

Our general and administrative expenses increased $0.6 million to $3.0 million during the three month period ended June 30, 2011 compared to $2.4 million during the three month period ended June 30, 2010.  The increase in general and administrative expenses was primarily due to a $0.4 million increase attributable to the timing of the tax withholding portion of restricted stock grants awarded to our senior executives (such expense will not be incurred in the remaining three quarters of fiscal 2012), bank administrative fees due under the Black Creek loan and a stronger Canadian dollar.  Our general and administrative expenses represented 7.0% of revenues during the three month period ended June 30, 2011, an increase from 6.4% of revenues during the three month period ended June 30, 2010.  During the three month period ended June 30, 2011, $1.1 million of our general and administrative expenses was attributable to our parent company and $1.9 million was attributable to our operating companies.

Depreciation expense increased $1.0 million to $2.8 million during the three month period ended June 30, 2011 compared to $1.8 million during the three month period ended June 30, 2010.  The increase was primarily due to $0.6 million attributable to the two vessels acquired in February 2011, a stronger Canadian dollar and increased depreciation from capital expenditures, including the Michipicoten repowering.

Amortization of drydock costs increased $0.05 million to $0.7 million during the three month period ended June 30, 2011 compared to $0.7 million during the three month period ended June 30, 2010 due to the drydock of the Saginaw and the Ojibway during the winter of 2011 and a stronger Canadian dollar.  During the three month period ended June 30, 2011, the Company amortized the deferred drydock costs of nine of its fourteen vessels, compared to seven of twelve vessels during the three month period ended June 30, 2010.

Amortization of intangibles increased $0.05 million to $0.3 million during the three month period ended June 30, 2011 compared to $0.3 million during the three month period ended June 30, 2010 primarily due to additional amortization related to the vessels acquisition in February 2011 and, to a lesser extent, a stronger Canadian dollar during the three month period ended June 30, 2011.

As a result of the items described above, during the three month period ended June 30, 2011, the Company’s operating income decreased $0.2 million to $5.8 million compared to $6.0 million during the three month period ended June 30, 2010.

Interest expense increased $0.7 million to $2.0 million during the three month period ended June 30, 2011 from $1.3 million during the three month period ended June 30, 2010.  This increase in interest expense was primarily a result of an additional $0.5 million attributable to the Black Creek indebtedness, higher term loan interest due to the CDN $20.0 million funding of the Michipicoten repowering and other capital expenditures, a higher average revolver debt balance and a stronger Canadian dollar, partially offset by $0.2 million of capitalized interest due to the Michipicoten repowering project during the three month period ended June 30, 2011.

We recorded a gain on interest rate swap contracts of $0.05 million during the three month period ended June 30, 2011 compared to a loss of $0.3 million during the three month period ended June 30, 2010 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.

Index

Our income before income taxes was $3.9 million during the three month period ended June 30, 2011 compared to income before income taxes of $4.4 million during the three month period ended June 30, 2010.

Our provision for income tax expense was $0.5 million during the three month period ended June 30, 2011 compared to income tax expense of $1.0 million during the three month period ended June 30, 2010.  The Company's effective tax rate was 13.8% for the three month period ended June 30, 2011 compared to 22.2% for the three month period ended June 30, 2010.  The decrease in income tax expense and effective tax rate compared to the three month period ended June 30, 2010 was due to lower net income before tax and a decrease in the forecasted effective tax rate for the Company’s U.S operations.  The effective tax rate for the current and prior fiscal periods were lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. federal tax provision was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Our net income decreased $0.1 million to $3.3 million during the three month period ended June 30, 2011 compared to net income of $3.4 million during the three month period ended June 30, 2010.

We accrued $0.7 million for cash dividends on our preferred stock during the three month period ended June 30, 2011 compared to $0.5 million during the three month period ended June 30, 2010.  The dividends accrued at a rate of 11.75% for the three month period ended June 30, 2011 compared to a rate of 10.75% for the three month period ended June 30, 2010.  The dividends increased to a cap of 12.0%, effective July 1, 2011.

Our net income applicable to common stockholders decreased $0.2 million to $2.7 million during the three month period ended June 30, 2011 compared to net income applicable to common shareholders of $2.9 million during the three month period ended June 30, 2010.

During the three month period ended June 30, 2011, the Company operated six vessels in the U.S. and seven vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately 60% of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Impact of Inflation and Changing Prices

During the three month period ended June 30, 2011, there were increases in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to U.S. dollars by an increase of approximately 6.2% compared to the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the three month periods ended June 30, 2011 and June 30, 2010.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to a deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity.  The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.

Index

Net cash used by operating activities for the three month period ended June 30, 2011 was $8.2 million, an increase of $1.1 million compared to $7.1 million during the three month period ended June 30, 2010.  This increase in net cash used was primarily attributable to $1.3 million of increased deferred drydock expenses during the three month period ended June 30, 2011.

Net cash used in investing activities increased by $6.4 million to $10.3 million during the three month period ended June 30, 2011 compared to $3.9 million during the three month period ended June 30, 2010.  This increase was primarily attributable to the payment of capital expenditures related to the repowering of the Michipicoten.

Net cash provided from financing activities was $18.7 million during the three month period ended June 30, 2011, compared to cash flows provided from financing activities of $12.7 million during the three month period ended June 30, 2010.  During the three month period ended June 30, 2011, the Company made seasonal net borrowings under its revolving credit facility of $22.0 million compared to net borrowings of $13.8 million during the three month period ended June 30, 2010, and made principal payments on its term debt of $1.2 million during the three month period ended June 30, 2011 compared to $1.1 million during the three month period ended June 30, 2010. We also paid $2.0 million in bank fees and legal costs in connection with the Fourth Amendment of our Amended and Restated Credit Agreement, which was extended for two years to April 1, 2015.

During the three month period ended June 30, 2011, long-term debt, including the current portion, decreased $0.9 million to $111.3 million from $112.2 million at March 31, 2011, which reflected a decrease of $1.2 million due to scheduled principal payments made during such period and an increase of $0.3 million due to the stronger Canadian dollar.

Our Amended and Restated Credit Agreement, as amended, requires the Company to meet certain quarterly and annual financial covenants, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the three month period ended June 30, 2011.  The Amended and Restated Credit Agreement’s covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency.

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

On August 9, 2010, Lower Lakes Transportation, Lower Lakes Towing and Grand River and the other Credit Parties thereto entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, further amending the Amended and Restated Credit Agreement. The Third Amendment provided for an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20 million to finance the conversion of the Company’s last steam powered vessel, the SS Michipicoten, to diesel power, and certain other capital expenditures.  The Company took the SS Michipicoten out of service in December 2010 and the vessel is now fully operational.

The Third Amendment also included (i) a modification to the Senior Funded Debt to EBITDA Ratio and (ii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) is repayable in quarterly installments of CDN $0.7 million commencing December 2010, increasing to CDN $0.9 million commencing September 2011 and then maturing on April 1, 2013.

On February 11, 2011, Black Creek, as borrower, and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), as guarantor, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Black Creek Credit Agreement”) which (i) financed, in part, the acquisition of the two integrated tug and barge units by Black Creek, and (ii) provided funds for other transaction expenses.  The Black Creek Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31.0 million.

The outstanding principal amount of the Black Creek term loan is repayable as follows: (i) quarterly payments of US $0.5 million commencing September 30, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan payable upon the term loan’s maturity on February 11, 2014.

Index

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

The Fourth Amendment provided for an increase of the Canadian dollar denominated term loan in the aggregate amount of CDN $4.0 million to finance the acquisition of the Maritime Trader and added a customary anti-cash hoarding provision as a condition to further advances under the Amended and Restated Credit Agreement.  The Fourth Amendment modified the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as such term is amended by the Fourth Amendment), plus 3.50% per annum or (ii) the BA Rate (as such term is amended by the Fourth Amendment) plus 4.50% per annum.  Under the Fourth Amendment, the Canadian “Engine” term loan bears interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.  The Fourth Amendment also modified the US revolving credit facility, the US term loan and the US swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum.  The Fourth Amendment extended the maturity of the commitments under the Amended and Restated Credit Agreement from April 1, 2013 until April 1, 2015.  The parties also agreed to amend and restate the Amended and Restated Credit Agreement by July 29, 2011, which was further extended to August 19, 2011 by a Consent dated July 29, 2011.

The Fourth Amendment additionally modified the Minimum Fixed Charge Coverage Ratio and Maximum Capital Expenditures covenants and added a new fiscal year-end Liquidity covenant.

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2011 was $8.1 million compared to $7.5 million at March 31, 2011.  As of June 30, 2011, the effective rate of preferred dividends was 11.75%.  During the three month period ended June 30, 2010, the effective rate of preferred dividends was 10.75%.  The dividend rate increased to a cap of 12% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.

Index

Investments in Capital Expenditures and Drydockings

 We invested $2.3 million in accrued capital expenditures and drydock expenses during the three month period ended June 30, 2011, including final winter 2011 capital expenditure and drydocking costs for Saginaw steelwork, the repowering of the Michipicoten, and improvements to the two vessels acquired in February 2011, compared to $0.3 million invested during the three month period ended June 30, 2010. Our capital expenditures and drydock expenses accrued for the total 2011 winter season were approximately $31.3 million, including $1.5 million of investments in the two vessels acquired in February 2011.

The Company completed the conversion of its last steam powered vessel, the Michipicoten, to diesel power on May 31, 2011 and the vessel is now fully operational. The Company took the vessel out of service in December 2010.  This project cost approximately CDN $18.0 million.  The benefits of the conversion include increased revenues from higher speeds and lower costs from reduced fuel consumption, labor, maintenance and other operating expenses.

On February 11, 2011, Black Creek acquired two integrated tug and barge units for consideration consisting of (i) $35.5 million cash paid at closing, (ii) $3.6 million cash to be paid by Black Creek Holdings in 72 monthly installments of $0.05 million beginning on April 15, 2011; (iii) a promissory note of Black Creek Holdings in the principal amount of $1.5 million; and (iv) 1,305,963 shares of the Company’s common stock.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At June 30, 2011, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $60.5 million of term borrowings and CDN $8.7 million of revolver borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.

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

Interest Rate Risk

We were exposed to changes in interest rates associated with any revolver indebtedness and a portion of our term debt at June 30, 2011.  We were exposed to CDN $35.7 million of our term loans in Canada, CDN $8.7 million of revolver loans in Canada, and $13.0 million of revolver loans in the U.S., under our Amended and Restated Credit Agreement.  We are also exposed to $31.0 million of our Black Creek indebtedness.  Interest rates on Canadian revolver debt and Canadian term debt vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on all U.S. borrowings.

Index

As of June 30, 2011, we held two interest rate swap contracts for approximately 40% of the sum of our Lower Lakes term loans and Black Creek term loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans, which were set in February 2008.  These two contracts will expire on April 1, 2013. The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

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

In connection with the Guarantee, as of March 31, 2011 we had recorded a loss contingency of $1.3 million on Lower Lakes Towing’s guarantee of Voyageur’s indebtedness with GE Canada, following the Maritime Trader’s placement in receivership as of March 14, 2011.  Due to Voyageur’s failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the Letter of Credit, with the CDN $1.3 million added to Lower Lakes’ revolving borrowings under the Amended and Restated Credit Agreement.  GE Canada, in its capacity as a lender to Voyageur, placed the Trader into receivership, and auctioned the vessel in accordance with the laws of Ontario.

Voyageur was previously determined to be a variable interest entity of the Company under U.S. GAAP. We believe that Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owns the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay principal and interest due to GE Canada in February 2011. We were never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship. The Company provided no loan support or liquidity to Voyageur during the three month period ended June 30, 2011.

          On July 21, 2011, Lower Lakes completed the acquisition of the Maritime Trader, a Canadian-flagged dry bulk carrier, from Marcon International Inc., in its capacity as court-appointed seller of the Maritime Trader.  Pursuant to the terms of the agreement governing such acquisition, Lower Lakes’ purchase of the vessel was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes purchased the vessel for CDN $2.7 million with borrowings under the Canadian term loan.

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

Index

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

Index

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

Impairment of fixed assets and intangible assets with finite lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2011.

Index

Impairment of goodwill

As of March 31, 2011, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2011.  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our goodwill during the three month period ended June 30, 2011.

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

Recently Issued Pronouncements

Intangibles—Goodwill and other-performing step 2 of the goodwill impairment test

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-28, effective April 1, 2011, did not have any impact on the Company’s consolidated financial statements.

Index

Disclosure of supplementary pro forma information for business combinations

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 effective April 1, 2011.

 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either option, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for reporting periods beginning after December 15, 2011. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

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

 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Index

No change occurred in our internal controls concerning financial reporting during the three month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

 Item 4.  Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date: August 12, 2011	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: August 12, 2011	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Index

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.