Form 10-Q
period 2011-09-30
Rand Logistics, Inc.
filed 2011-11-10
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

17,671,082 shares of Common Stock, par value $.0001, were outstanding at November 9, 2011.

RAND LOGISTICS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30,	March 31,
	2011	2011
ASSETS
CURRENT
Cash and cash equivalents	$5,043	$4,508
Accounts receivable, net (Note 3)	21,170	6,991
Prepaid expenses and other current assets (Note 4)	5,917	4,474
Income taxes receivable	-	49
Deferred income taxes	65	161
Total current assets	32,195	16,183
PROPERTY AND EQUIPMENT, NET (Note 6)	160,799	166,692
LOAN TO EMPLOYEE	250	250
OTHER ASSETS	547	363
DEFERRED DRYDOCK COSTS, NET (Note 7)	5,093	6,523
INTANGIBLE ASSETS, NET (Note 8)	15,651	15,306
GOODWILL (Note 8)	10,193	10,193
Total assets	$224,728	$215,510
LIABILITIES
CURRENT
Bank indebtedness (Note 10)	$-	$-
Accounts payable	10,266	12,386
Accrued liabilities (Note 11)	16,123	22,218
Income taxes payable	238	-
Interest rate swap contracts (Note 19)	1,727	1,895
Deferred income taxes	37	603
Subordinated note (Note 9)	1,482	1,482
Current portion of deferred payment liability (Note 9)	377	382
Current portion of long-term debt (Note 12)	7,613	7,178
Total current liabilities	37,863	46,144
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 9)	2,323	2,507
LONG-TERM DEBT (Note 12)	99,634	104,993
OTHER LIABILITIES	242	238
DEFERRED INCOME TAXES	4,434	3,299
Total liabilities	144,496	157,181
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,	14,900	14,900
Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 15)
Common stock, $.0001 par value	1	1
Authorized 50,000,000 shares, Issuable and outstanding 17,671,082 shares (Note 15)
Additional paid-in capital	87,691	71,503
Accumulated deficit	(22,213)	(30,666)
Accumulated other comprehensive (loss) income	(147)	2,591
Total stockholders’ equity	80,232	58,329
Total liabilities and stockholders’ equity	$224,728	$215,510

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010
REVENUE
Freight and related revenue	$35,164	$30,306	$65,858	$58,712
Fuel and other surcharges	12,840	6,321	24,172	12,685
Outside voyage charter revenue	392	2,168	702	4,206
TOTAL REVENUE	48,396	38,795	90,732	75,603
EXPENSES
Outside voyage charter fees (Note 16)	390	2,170	697	4,201
Vessel operating expenses	31,255	26,097	59,831	49,724
Repairs and maintenance	206	-	1,032	44
General and administrative	2,453	2,313	5,429	4,664
Depreciation	2,942	1,774	5,733	3,558
Amortization of drydock costs	732	684	1,471	1,374
Amortization of intangibles	332	288	669	579
(Gain) loss on foreign exchange	(36)	19	(67)	5
	38,274	33,345	74,795	64,149
OPERATING INCOME	10,122	5,450	15,937	11,454
OTHER (INCOME) AND EXPENSES
Interest expense (Note 17)	2,439	1,369	4,440	2,658
Interest income	(1)	(7)	(2)	(23)
(Gain) loss on interest rate swap contracts (Note 19)	(46)	78	(91)	377
	2,392	1,440	4,347	3,012
INCOME BEFORE INCOME TAXES	7,730	4,010	11,590	8,442
PROVISION (RECOVERY) FOR INCOME TAXES (Note 5)
Current	265	98	322	174
Deferred	987	(1,724)	1,461	(817)
	1,252	(1,626)	1,783	(643)
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	6,478	5,636	9,807	9,085
PREFERRED STOCK DIVIDENDS	694	581	1,354	1,122
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$5,784	$5,055	$8,453	$7,963
Net income per share basic (Note 20)	$0.38	$0.38	$0.56	$0.59
Net income per share diluted (Note 20)	$0.37	$0.36	$0.56	$0.57
Weighted average shares basic	15,142,066	13,450,376	15,001,283	13,446,508
Weighted average shares diluted	17,651,640	15,869,731	17,521,668	15,865,863

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Income	Equity
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478
Net income	-	-	-	-	-	115	-	115	115
Preferred stock dividends	-	-	-	-	-	(2,360)	-	-	(2,360)
Stock issued in lieu of cash compensation	15,153	-	-	-	74	-	-	-	74
Stock issued under employees retirement plan	2,434	-	-	-	13	-	-	-	13
Stock issued under asset purchase agreement	1,305,963	-	-	-	6,758	-	-	-	6,758
Restricted stock issued (Note 15)	37,133	-	-	-	197	-	-	-	197
Unrestricted stock issued (Note 15)	14,007	-	-	-	76	-	-	-	76
Stock options issued (Note 15)	-	-	-	-	479	-	-	-	479
Translation adjustment	-	-	-	-	-	-	1,499	1,499	1,499
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	-	-	-	-	-	3,329	-	3,329	3,329
Preferred stock dividends	-	-	-	-	-	(660)	-	-	(660)
Restricted stock issued (Note 15)	86,217	-	-	-	685	-	-	-	685
Unrestricted stock issued (Note 15)	2,565	-	-	-	19	-	-	-	19
Stock options issued (Note 15)	-	-	-	-	65	-	-	-	65
Translation adjustment	-	-	-	-	-	-	106	106	106
Balances, June 30, 2011	14,868,121	$1	300,000	$14,900	$72,272	$(27,997)	$2,697	$3,435	$61,873
Net income	-	-	-	-	-	6,478	-	6,478	6,478
Preferred stock dividends	-	-	-	-	-	(694)	-	-	(694)
Unrestricted stock issued (Note 15)	2,961	-	-	-	19	-	-	-	19
Stock issued (Note 15)	2,800,000	-	-	-	15,400	-	-	-	15,400
Translation adjustment	-	-	-	-	-	-	(2,844)	(2,844)	(2,844)
Balances, September 30, 2011	17,671,082	$1	300,000	$14,900	$87,691	$(22,213)	$(147)	$3,634	$80,232

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2011	Six months ended September30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,807	$9,085
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of drydock costs	7,204	4,932
Amortization of intangibles and deferred financing costs	1,074	815
Deferred income taxes	1,461	(817)
(Gain) loss on interest rate swap contracts	(91)	377
Equity compensation	788	583
Deferred drydock costs paid	(1,314)	(58)
Changes in operating assets and liabilities:
Accounts receivable	(14,179)	(14,277)
Prepaid expenses and other current assets	(1,443)	(715)
Accounts payable and accrued liabilities	848	2,480
Other assets and liabilities	(180)	6
Income taxes payable (net)	287	(138)
	4,262	2,273
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,025)	(4,873)
Purchase of a vessel	(3,343)	-
Deposits on purchase of equipment	-	(46)
	(16,368)	(4,919)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(188)	-
Proceeds from equity offering	15,400	-
Proceeds from long-term debt	3,153	18,753
Long-term debt repayment	(3,200)	(1,641)
Debt financing cost	(2,531)	(469)
Proceeds from bank indebtedness	22,027	13,797
Repayment of bank indebtedness	(21,427)	(13,501)
	13,234	16,939
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(593)	601
NET INCREASE IN CASH AND CASH EQUIVALENTS	535	14,894
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,508	943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,043	$15,837
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,259	$2,498
Unpaid purchases of property and equipment	$2,744	$140
Unpaid purchases of deferred drydock cost	$7	$-
Payment of income taxes	$12	$276
Capitalized interest	$172	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp.(“Rand Finance”), Rand LL Holdings Corp. (“Rand LL Holdings”) and Black Creek Holding Company, Inc. (“Black Creek Holdings”), 100% subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. (“Lower Lakes”), Lower Lakes Transportation Company (“Lower Lakes Transportation”) and Grand River Navigation Company, Inc. (“Grand River ”), each of which is a 100% subsidiary of Rand LL Holdings, and Black Creek Shipping Company, Inc. (“Black Creek”), which is a 100% subsidiary of Black Creek Holdings.

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

Impairment of fixed assets

Fixed assets (e.g. property, plant and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2011.

 Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2011, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2011.

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

There have been no recent examinations by the U.S. taxing authorities, however the Company is under examination by the Canadian taxing authority for the tax years 2008 and 2009.  The Company has not received indication of any adjustments to the returns for either tax year. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2007 – 2011
Various states	2007 – 2011
Federal (Canada)	2007 – 2011
Ontario	2007 – 2011

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

Intangibles—Goodwill and other-performing step 2 of the goodwill impairment test

In December 2010, the FASB issued Accounting Standards Update (“ASU”)No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-28 became effective for the Company on April 1, 2011 and it did not have any impact on the Company’s consolidated financial statements.

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

Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement”(“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of adoption of ASU 2011-04 on the consolidated financial statements.

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the reporting period beginning after December 15, 2011. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

Testing goodwill for impairment

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. The quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not(a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company is currently reviewing the effects of ASU 2011-08.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of September 30, 2011 and March 31, 2011.The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2011	March 31, 2011
Prepaid insurance	$827	$79
Fuel and lubricants	3,970	3,372
Deposits and other prepaids	1,120	1,023
	$5,917	$4,474

5.	INCOME TAXES

The Company's effective tax rate was an expense of 15.4% for the six month period ended September 30, 2011 compared to a tax benefit of 7.6% for the six month period ended September 30, 2010.The change was due to a combination of higher net income before taxes in the current year, a change in mix of income between the U.S. and Canada and changes in the Company’s forecasted U.S. and Canadian tax rates compared to the previous year.

The effective tax rate for the current and prior fiscal periods was lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. Federal tax provision was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

The Company had unrecognized tax benefits of approximately $149 at September 30, 2011 associated with tax positions taken in the current year, all of which, if recognized, would impact the effective tax rate.  The Company had no unrecognized tax benefits at March 31, 2011.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the six month periods ended September 30, 2011 or 2010.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2011	March 31, 2011
Cost
Vessels	$193,690	$195,637
Leasehold improvements	2,298	2,245
Furniture and equipment	273	292
Vehicles	21	23
Computer, communication equipment and purchased software	2,642	2,511
	$198,924	$200,708
Accumulated depreciation
Vessels	$35,854	$31,953
Leasehold improvements	925	820
Furniture and equipment	138	132
Vehicles	11	10
Computer, communication equipment and purchased software	1,197	1,101
	38,125	34,016
	$160,799	$166,692

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30, 2011	March 31, 2011
Drydock expenditures	$15,826	$16,367
Accumulated amortization	10,733	9,844
	$5,093	$6,523

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2010	$7,129
Drydock costs accrued	2,010
Amortization of drydock costs	(2,779)
Foreign currency translation adjustment	163
Balance as of March 31, 2011	$6,523
Drydock costs accrued	334
Amortization of drydock costs	(739)
Foreign currency translation adjustment	18
Balance as of June 30, 2011	$6,136
Drydock costs accrued	36
Amortization of drydock costs	(733)
Foreign currency translation adjustment	(346)
Balance as of September 30, 2011	$5,093

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2011	March 31, 2011
Intangible assets
Deferred financing costs	$4,984	$2,964
Trademarks and trade names	988	1,044
Customer relationships and contracts	17,531	18,543
Total identifiable intangibles	$23,503	$22,551
Accumulated amortization
Deferred financing costs	$1,807	$1,498
Trademarks and trade names	551	530
Customer relationships and contracts	5,494	5,217
Total accumulated amortization	7,852	7,245
Net intangible assets	$15,651	$15,306
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

2012	$2,208
2013	2,208
2014	2,144
2015	1,687
2016	1,218
$9,465

9.	VESSEL ACQUISITIONS

On February 11, 2011, Black Creek and Black Creek Holdings entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Reserve Holdings, LLC (“Reserve”), and Buckeye Holdings, LLC (“Buckeye” and, together with Reserve, the “Sellers”).  Under the Asset Purchase Agreement, Black Creek purchased two integrated tug/barge units (the “Vessels”) for consideration consisting of (i) $35,500 cash paid at closing, (ii) $3,600 cash to be paid by Black Creek Holdings in 72 monthly installments of $50 beginning on April 15, 2011 (the "Deferred Payments"); (iii) a promissory note of Black Creek Holdings in the principal amount of $1,500 (the “Note”),as described below; and (iv) 1,305,963 shares of the Company’s common stock (the “Shares”).

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

On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER, a Canadian-flagged dry bulk carrier, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.  Pursuant to the terms of such asset purchase  agreement, Lower Lakes’ acquisition of such vessel was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes purchased such vessel for an aggregate purchase price of CDN $2,667 with borrowings under the Canadian term loan.

10.	BANK INDEBTEDNESS

As discussed in detail in Note 12, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, and Rand LL Holdings, Rand Finance and the Company, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with their lenders on September 28, 2011.  As of September 30, 2011 and March 31, 2011, the Company had authorized operating lines of credit under the Second Amended and Restated Credit Agreement and the Amended and Restated Credit Agreement, respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $Nil as of September 30, 2011 and March 31, 2011 and US $Nil as of September 30, 2011 and March 31, 2011, and maintained letters of credit of CDN $516 as of September 30, 2011 and CDN $1,325 as of March 31, 2011. The Second Amended and Restated Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings, and is secured under the same terms and has the same financial covenants described in Note 12.Such interest rate margins increased by 0.75% on June 28, 2011 under the Fourth Amendment to the Amended and Restated Credit Agreement. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of September 30, 2011 the Company had credit availability of US $8,874 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2011	March 31, 2011
Deferred financing and other transaction costs	$356	$486
Payroll compensation and benefits	2,341	1,250
Preferred stock dividends	8,831	7,477
Professional fees	698	697
Interest	642	693
Winter work and capital expenditures	971	6,870
Capital and franchise taxes	129	106
Loss contingency on guarantee	-	1,289
Other	2,155	3,350
	$16,123	$22,218

12.	LONG-TERM DEBT

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Company, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”), and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes could borrow up to CDN $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2011), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation could borrow up to US $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2011), and a swing line facility of US $4,000 subject to limitations, (iii) a Canadian Dollar denominated term loan facility under which Lower Lakes borrowed CDN $41,700 (iv) a US Dollar denominated term loan facility under which Grand River borrowed US $22,000 and (v) a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

Under the Amended and Restated Credit Agreement, as amended, the revolving credit facilities and swing line loans were to expire on April 1, 2015.  The outstanding principal amount of the Canadian term loan borrowings was repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan was payable upon the Canadian term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the US term loan borrowings was repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2015 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the Canadian “Engine” term loan borrowings was repayable as follows: (i) quarterly payments of CDN $133 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility’s maturity on April 1, 2015.Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bore an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bore interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum. Such interest rate margins increased by 0.75% on June 28, 2011 under the Fourth Amendment to the Amended and Restated Credit Agreement. Under the Fourth Amendment, the Canadian “Engine” term loan bore interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.           LONG-TERM DEBT (continued)

Obligations under the Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers and (iii) a pledge by the Company of all of the outstanding capital stock of Rand LL Holdings and Rand Finance.  The indebtedness of each borrower under the Amended and Restated Credit Agreement was unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty was secured by a lien on substantially all of the assets of each borrower and each guarantor.

Under the Amended and Restated Credit Agreement, the borrowers were required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers there from, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities.

The Amended and Restated Credit Agreement contained certain covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Amended and Restated Credit Agreement required the borrowers to maintain certain financial ratios.  Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could have resulted in the loans under the Amended and Restated Credit Agreement being accelerated.

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

On June 23, 2009, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement. Under this Amendment, the parties amended the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, modified the maximum amount of the combined seasonal overadvance facilities that was available to borrow from $8,000 to $10,000, the duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

On August 9, 2010, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), amending the Amended and Restated Credit Agreement to which the borrowers were  parties, dated as of February 13, 2008. The Third Amendment provided for (i) an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20,000 to finance a new engine for the vessel Michipicoten and certain other capital expenditures, (ii) a modification to the Senior Funded Debt to EBITDA Ratio and (iii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) was repayable in quarterly installments of CDN $695 commencing, December 2010, increasing to CDN $936 commencing, September 2011 and maturing on April 1, 2015 as amended.

On June 28, 2011, Lower Lakes Transportation, Lower Lakes and Grand River and the other Credit Parties thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which further amended the Amended and Restated Credit Agreement.

The Fourth Amendment provided for an increase of the Canadian dollar denominated term loan in the aggregate amount of CDN $4,000 to finance the acquisition of the Maritime Trader and added a customary anti-cash hoarding provision as a condition to further advances under the Amended and Restated Credit Agreement. The Fourth Amendment modified the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as such term was amended by the Fourth Amendment), plus 3.50% per annum or (ii) the BA Rate (as such term was amended by the Fourth Amendment) plus 4.50% per annum. The Fourth Amendment also modified the US revolving credit facility, the US term loan and the US swing line facility to bear an interest rate per annum, at the borrowers’ option, equal to, (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum. Under the Fourth Amendment, the Canadian “Engine” term loan bore interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.  The Fourth Amendment extended the maturity of the commitments under the Amended and Restated Credit Agreement from April 1, 2013 until April 1, 2015.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.           LONG-TERM DEBT (continued)

On September 28, 2011, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Company, as guarantors, entered into the Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amended and restated the Amended and Restated Credit Agreement, as amended, in its entirety.

The Second Amended and Restated Credit Agreement continues the tranches of loans provided for under the Amended and Restated Credit Agreement, and provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Second Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes may borrow up to CDN $13,500 with a seasonal overadvance facility of CDN $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal over advance facility of US $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes and a swing line facility of US $4,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes is obligated to the lenders in the amount of CDN $56,133 as of the date of the Second Amended and Restated Credit Agreement, (iv) the continuation of a US dollar denominated term loan facility under which Grand River is obligated to the lenders in the amount of US $17,233 as of the date of the Second Amended and Restated Credit Agreement, and (v) the continuation of a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes is obligated to the lenders in the amount of CDN $6,267 as of the date of the Second Amended and Restated Credit Agreement.

Under the Second Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2015. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $936 commencing December 1, 2011 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility’s maturity on April 1, 2015. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) quarterly payments of US $367 commencing December 1, 2011 and ending on March 1, 2015 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility’s maturity on April 1, 2015. The outstanding principal amount of the Canadian “Engine” term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $133 commencing quarterly December 1, 2011 and ending March 1, 2015 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility’s maturity on April 1, 2015.

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the Canadian term loan will bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Second Amended and Restated Credit Agreement) plus 4.50% per annum.  Borrowings under the US revolving credit facility, US swing line facility and the US term loan will bear interest, at the borrowers’ option equal to (i) LIBOR (as defined in the Second amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum.  Borrowings under the Canadian “Engine” term loan will bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. Obligations under the Second Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers and (iii) a pledge by the Company of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Second Amended and Restated Credit Agreement is unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.           LONG-TERM DEBT (continued)

Under the Second Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities.

The Second Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Second Amended and Restated Credit Agreement being accelerated.

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

The Company was in compliance with covenants under The Second Ameded and Restated Credit Agreement and Black Creek Credit Agreement as of September 30, 2011.

The effective interest rates on the term loans at September 30, 2011, including the effect from interest rate swap contracts, were 7.36% (6.35% at March 31, 2011) on the Canadian term loan, 6.70% (6.30% at March 31, 2011) on the Canadian engine loan and 8.15% (7.40% at March 31, 2011) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.78% (5.05% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan, 4.00% (4.06% at March 31, 2010) on the US term loan and 4.83% (5.06% at March 31, 2011) on the Black Creek US term loan.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.           LONG-TERM DEBT (continued)

		September 30, 2011	March 31, 2011
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
		$ 53,551	$ 56,466

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4.0% (4.0%at March 31, 2011) or Canadian BA rate plus 5.0% (5.0% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	5,979	6,738

c)	US term loan bearing interest at LIBOR rate plus 4.5% (3.75% at March 31, 2011) or US base rate plus 3.5% (2.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of US $367 commencing September 1, 2008 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	17,234	17,967

d)	US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2011) or US base rate plus 3.75% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a three year term until February 11, 2014 with quarterly payments of US $517 commencing September 1, 2011 until December 31, 2013 and the balance due February 11, 2014. The term loan is collateralized by the existing and newly acquired assets of Black Creek.	30,483	31,000
		$ 107,247	$ 112,171
	Less amounts due within 12 months	7,613	7,178
		$ 99,634	$ 104,993

Principal payments are due as follows:

2012	$7,613
2013	7,613
2014	31,896
2015	60,125
$107,247

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of September 30, 2011. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010
Operating leases	$91	$67	$172	$137
Operating sublease	38	36	75	72
	$129	$103	$247	$209

The Company’s future minimum rental commitments under other operating leases are as follows.

2012	$ 304
2013	257
2014	197
2015	140
2016	119
Thereafter	202
$ 1,219

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $242 for the three month period ended September 30, 2011 ($238 for the three month period ended September 30, 2010) and $484 for the six month period ended September 30, 2011 ($476 for the six month period ended September 30, 2010). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2012	$ 726
2013	725
2014	726
2015	725
2016	726
Thereafter	1,934
$ 5,562

On September 21, 2011, Lower Lakes and Grand River entered into an Asset Purchase Agreement with U.S. United Ocean Service, LLC (“USUOS”) pursuant to which Lower Lakes agreed to purchase a bulk carrier from USUOS for a purchase price of $5,250 plus the value of the remaining bunkers and unused lubricating oils onboard such bulk carrier at the closing of the acquisition.  The Company completed the acquisition of such bulk carrier on October 14, 2011, as described in Note 22.

On September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Tug Agreement”) with USUOS pursuant to which Grand River will purchase a tug (the “Tug”) from USUOS for a purchase price of $7,796  plus the value of the remaining bunkers and unused lubricating oils onboard the Tug at the closing of the acquisition. The Tug Agreement is subject to customary closing conditions and (i) Grand River’s satisfactory inspection of the Tug, (ii) Grand River having obtained debt or equity financing, on terms and conditions satisfactory to Grand River in its sole discretion to fund all or a portion of the Tug’s purchase price and (iii) Grand River having purchased the Barge (as defined below) pursuant to the Barge Agreement (as defined below).

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	COMMITMENTS (continued)

Additionally, on September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Barge Agreement”) with USUOS pursuant to which USUOS granted Grand River the option to act as USUOS’s third-party designee to purchase a self-unloading barge (the “Barge”) for a purchase price of $11,954 plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition.

The Company anticipates completing the acquisitions of the Tug and the Barge in the third quarter of fiscal 2012.

14.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2011 an accrual of $451 ($1,062 as of March 31, 2011) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

As described in Note 21, on August 27, 2007, in connection with the COA and Option Agreement with Voyageur (see Note 21), Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee became due when Voyageur failed to meet certain financial covenants under the terms of its loan from GE Canada and on May 17,2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the letter of credit issued in connection with the Guarantee, with the CDN $1,250 added to Lower Lakes revolving borrowings under the Amended and Restated Credit Agreement. As of March 31, 2011, the Company had recorded a loss contingency of CDN $1,250 (US$1,280) on the Guarantee of Voyageur’s indebtedness with GE Canada.  On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER, the vessel owned by Voyageur, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.

15.	STOCKHOLDERS’ EQUITY

On September 21, 2011, the Company completed a public underwritten offering of 2,800,000 shares of the Company’s common stock for $6.00 per share.  The Company’s proceeds from the offering, net of underwriter’s commissions and expenses, were $15,400.

On February 11, 2011,in connection with the transactions contemplated by the Asset Purchase Agreement with the Sellers  discussed in Note 9, the Company issued 1,305,963 shares of the Company’s common stock to Buckeye. Such shares were valued at the average of high and low price on that day of $5.175.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	STOCKHOLDERS’ EQUITY(continued)

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. The shares of the Company’s series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September30, 2011 was $8,831 and at March 31, 2011 was $7,477. As of September 30, 2011, the effective rate of preferred dividends was 12% (maximum) and as of March 31, 2011, the effective interest rate of preferred dividends was 11.75%. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Second Amended and Restated Credit Agreement.

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31, 2010.The Company recorded expense of $13 for each of the six month periods ended September 30, 2011 and 2010 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  The shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $56 for each of the six month periods ended September 30, 2011 and 2010. Such shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $33 for the six month period ended September 30, 2011 and $130 for the six month period ended September 30, 2010 related to such awards, including cash compensation related to tax withholding. The April 5, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 8, 2011 the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $564 for the six month period ended September 30, 2011 related to such awards, including cash compensation related to tax withholding.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2011, a total of 851,843 shares (943,586 shares at March 31, 2011) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through September 30, 2011 are as follows:

Stock Awards-All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services from April 1, 2010 through March 31, 2011. During the six month period ended September 30, 2011 the Company awarded 5,526 shares for services from April 1, 2011 to September 30, 2011. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2011 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at September 30, 2011, had a remaining weighted average contractual life of approximately six years and six months.  The Company has recorded compensation expenses of $65 and $260 for the six month periods ended September 30, 2011 and 2010, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of September 30, 2011.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through September 30, 2011.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil and $13 for the six month periods ended September 30, 2011 and 2010, respectively, of equity of such accrued compensation expense.

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

17.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010
Bank indebtedness	$243	$81	$439	$210
Amortization of deferred finance costs	230	133	405	236
Long-term debt – senior	1,559	782	2,951	1,422
Interest rate swaps	329	373	662	790
Subordinated note	35	-	58	-
Deferred payment liability	43	-	97	-
Interest capitalized	-	-	(172)	-
	$2,439	$1,369	$4,440	$2,658

Index
RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010
Revenue by country
Canada	$25,836	$24,786	$48,139	$46,540
United States	22,560	14,009	42,593	29,063
	$48,396	$38,795	$90,732	$75,603

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2011	March 31, 2011
Property and equipment by country
Canada	$88,814	$92,982
United States	71,985	73,710
	$160,799	$166,692

Intangible assets by country
Canada	$11,134	$10,709
United States	4,517	4,597
	$15,651	$15,306

Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Total assets by country
Canada	$129,766	$124,038
United States	94,962	91,472
	$224,728	$215,510

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and March 31, 2011:

		Fair value measurements at September 30, 2011			Fair value measurements at March 31, 2011
	Carrying value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$ 1,727	$ -	$ 1,727	$ 1,895	$ -	$ 1,895

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month period ended September 30, 2011.

The Company has recorded a liability of $1,727 as of September 30, 2011 ($1,895 as of March 31, 2011) for two interest rate swap contracts on the Company’s term debt. For the six month period ended September 30, 2011, the fair value adjustment of the interest rate swap contracts resulted in a gain of $91 (loss of $377 for the six month period ended September 30, 2010). These (gains) losses are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar, and the Canadian dollar.  The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	FINANCIAL INSTRUMENTS(continued)

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2011	Fair Value as at March 31, 2011
Interest rate swap contracts liability	Current liability	$ 1,727	$ 1,895

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010
Interest rate swap contracts liability	Other (income) and expenses	$ (46)	$ 78	$ (91)	$ 377

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

The Company had a total of 17,671,082 common shares issued and outstanding as of September 30, 2011, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 17,651,640 shares for the three month period ended September 30, 2011 and 15,869,731 shares for the three month period ended September 30, 2010 based on the calculations set forth below.  The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010

Numerator:
Net income before preferred dividends	$6,478	$5,636	$9,807	$9,085
Preferred stock dividends	(694)	(581)	(1,354)	(1,122)
Net income applicable to common stockholders	$5,784	$5,055	$8,453	$7,963
Denominator:
Weighted average common shares for basic EPS	15,142,066	13,450,376	15,001,283	13,446,508
Effect of dilutive securities:
Average price during period	6.97	4.92	7.17	5.00
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	389,567	--	378,755	--
Dilutive shares due to options	90,219	--	101,030	--
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,651,640	15,869,731	17,521,668	15,865,863
Basic EPS	$0.38	$0.38	$0.56	$0.59
Diluted EPS	$0.37	$0.36	$0.56	$0.57

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

On August 27, 2007, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada, pursuant to which Lower Lakes agreed to guarantee up to CDN$1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada. Under the Guarantee, Lower Lakes had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as are reasonably satisfactory to GE Canada and Voyageur.

Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owned the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay its principal and interest to GE Canada in February 2011.

The Company was never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship.

The Company provided no loan support or liquidity to Voyageur during the fiscal year ended March 31, 2011 or the six month period ended September 30, 2011.

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

On October 14, 2011, Lower Lakes completed the acquisition of a bulk carrier (the “Vessel”), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011, by and among Lower Lakes, Grand River and U.S. United Ocean Service, LLC.  Lower Lakes purchased the Vessel for $5,250 plus the value of the remaining bunkers and unused lubricating oils onboard the Vessel at the time of closing of the acquisition. The acquisition was funded by the proceeds from the equity offering described in Note 15.

In connection with the drydocking and capital expenditure of two acquired vessels, Lower Lakes has signed contractual commitments totaling US $3,262 after September 30, 2011.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are presented in millions except share, per share and per day amounts.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2011.

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

 On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. (“Grand River”).  Prior to the acquisition, we did not conduct, or have any investment in, any operating business.  Subsequent to the acquisition, we have added several additional vessels to our fleet through acquisition transactions.  On February 11, 2011, we acquired two articulated tug and barge units through our new indirect wholly-owned subsidiary, Black Creek Shipping Company, Inc. (“Black Creek”), on July 21, 2011, we acquired a Canadian-flagged dry bulk carrier, and on October 14, 2011, we acquired an additional bulk carrier. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek.

Index

 Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of sixteen cargo-carrying vessels.  We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length.  We transport limestone, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.

We believe that Lower Lakes is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. Lower Lakes maintains this operating flexibility by operating both U.S. and Canadian flagged vessels in compliance with the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act in the U.S. and the Coasting Trade Act in Canada. Lower Lakes’ fleet consists of five self-unloading bulk carriers and four conventional bulk carriers in Canada and seven self-unloading bulk carriers in the U.S., including one integrated tug and barge unit and two articulated tug and barge units. Lower Lakes Towing owns the nine Canadian vessels.  Lower Lakes Transportation time charters the seven U.S. vessels, including the three tug and barge units, from Grand River. With the exception of one barge (which Grand River bareboat charters from an unrelated third party) and the two articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.  The two articulated tug and barge units bareboat chartered to Grand River by Black Creek were acquired by Black Creek on February 11, 2011.

Index

Results of Operations

Three month period ended September 30, 2011 compared to the three month period ended September 30, 2010:

Selected Financial Information
(Unaudited)

(USD in 000’s)	Three month period ended September 30, 2011	Three month period ended September 30, 2010	Change	% Change
Revenue:
Freight and related revenue	$35,164	$30,306	$4,858	16.0%
Fuel and other surcharges	12,840	6,321	6,519	103.1%
Outside voyage charter revenue	392	2,168	(1,776)	(81.9)%
Total	$48,396	$38,795	$9,601	24.7%

Expenses:
Outside voyage charter fees	$390	$2,170	$(1,780)	(82.0)%
Vessel operating expenses	$31,255	$26,097	$5,158	19.8%
Repairs and maintenance	$206	$-	$206	NM%

Operating Income	$10,122	$5,450	$4,672	85.7%

Sailing Days:	1,190	1,081	109	10.1%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$29,550	$28,035	$1,515	5.4%
Fuel and other surcharges	$10,790	$5,847	$4,943	84.5%

Expenses per Sailing Day:
Vessel operating expenses	$26,265	$24,142	$2,123	8.8%
Repairs and maintenance	$173	$-	$173	NM%

Management believes that each of our vessels should achieve approximately 92 Sailing Days, which we define as days a vessel is crewed and available for sailing, in an average second fiscal quarter, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period.

Index

The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter		Total Revenue	Vessel Operating Expenses

Three month period ended September 30, 2010	1,081	$30,306	$6,321		$2,168	$38,795	$26,097

Changes in the three month period ended September 30, 2011:

Increase attributable to stronger Canadian dollar		$1,108	$368		$20	$1,496	$978

Net changes exclusive of currency impact	109	$3,750	$6,151		$(1,796)	$8,105	$4,180

Sub-Total	109	$4,858	$6,519	$	(1,776)	$9,601	$5,158
Three month period ended September 30, 2011	1,190	$35,164	$12,840		$392	$48,396	$31,255

Total revenue during the three month period ended September 30, 2011 was $48.4 million, an increase of $9.6 million, or 24.7%, compared to $38.8 million during the three month period ended September 30, 2010.  This increase was primarily attributable to higher fuel surcharges and higher freight revenue, offset by substantially reduced outside charter revenue.

During the three month period ended September 30, 2011, the industry experienced increases in overall customer demand compared to the three month period ended September 30, 2010.  Other than coal, for which shipments decreased by almost 10%, overall industry tonnage increased for all of the major commodities during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

Freight and related revenue generated from Company-operated vessels increased $4.9 million, or 16.0%, to $35.2 million during the three month period ended September 30, 2011 compared to $30.3 million during the three month period ended September 30, 2010. Excluding the impact of currency changes, freight revenue increased 12.4% for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. This increase in freight revenue was attributable to 109 additional Sailing Days, a 20.4% increase in tonnage hauled by our operated vessels, contractual price increases, diversification in our commodity and customer mix and higher vessel utilization.

We operated fourteen vessels during the three month period ended September 30, 2011, including the vessel acquired in July 2011, compared to twelve vessels during the three month period ended September 30, 2010.  Our total Sailing Days increased 109 days, or 10.1%, to 1,190 Sailing Days during the three month period ended September 30, 2011, compared to 1,081 Sailing Days during the three month period ended September 30, 2010. The larger percentage increase in tonnage compared to the percentage increase in Sailing Days reflects the larger average size of our vessels utilized in the three month period ended September 30, 2011 versus the three month period ended September 30, 2010, that resulted from the addition of three vessels in the 2011 sailing season, and the long term lay-up of one of our vessels.

Freight and related revenue per Sailing Day increased $1,515, or 5.4%, to $29,550 per Sailing Day during the three month period ended September 30, 2011 compared to $28,035 per Sailing Day during the three month period ended September 30, 2010.

Index

All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Fuel and other pass through surcharges increased $6.5 million, or 103.1%, to $12.8 million during the three month period ended September 30, 2011 compared to $6.3 million during the three month period ended September 30, 2010. The increase was attributable to higher fuel costs, a stronger Canadian dollar and an increased number of Sailing Days. Fuel and other surcharges revenue per Sailing Day increased $4,943 to $10,790 per Sailing Day during the three month period ended September 30, 2011 compared to $5,847 per Sailing Day during the three month period ended September 30, 2010.

Outside voyage charter revenue decreased $1.8 million or 81.9% to $0.4 million during the three month period ended September 30, 2011 compared to $2.2 million during the three month period ended September 30, 2010.  The decrease in outside voyage charter revenue was primarily attributable to the unavailability of a vessel which we had previously operated under long term time charter and subsequently purchased in July 2011.

Vessel operating expenses increased $5.2 million, or 19.8%, to $31.3 million during the three month period ended September 30, 2011 compared to $26.1 million during the three month period ended September 30, 2010.  This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days resulting from the three recently acquired vessels operated during the three month period ended September 30, 2011 and a stronger Canadian dollar, partially offset by reduction of costs due to the long term lay-up of our oldest and smallest vessel.  Vessel operating expenses per Sailing Day increased $2,123, or 8.8%, to $26,265 per Sailing Day during the three month period ended September 30, 2011 compared to $24,142 during the three month period ended September 30, 2010.

Our general and administrative expenses increased $0.1 million to $2.4 million during the three month period ended September 30, 2011 compared to $2.3 million during the three month period ended September 30, 2010.  The increase in general and administrative expenses was primarily due to bank administrative fees due under the Black Creek loan and a stronger Canadian dollar.  Our general and administrative expenses represented 5.1% of revenues during the three month period ended September 30, 2011, a decrease from 6.0% of revenues during the three month period ended September 30, 2010.  During the three month period ended September 30, 2011, $0.6 million of our general and administrative expenses was attributable to our parent company and $1.8 million was attributable to our operating companies.

Depreciation expense increased $1.1 million to $2.9 million during the three month period ended September 30, 2011 compared to $1.8 million during the three month period ended September 30, 2010.  The increase was primarily due to $0.6 million attributable to the vessels acquired in 2011, a stronger Canadian dollar and increased depreciation from winter 2011 capital expenditures, including the repowering of one our vessels that was completed in June 2011.

Amortization of drydock costs increased less than $0.1 million to $0.7 million during the three month period ended September 30, 2011 compared to $0.7 million during the three month period ended September 30, 2010 due to the drydock of two of our vessels during the winter of 2011 and a stronger Canadian dollar.  During the three month period ended September 30, 2011, the Company amortized the deferred drydock costs of nine of its fourteen vessels, compared to seven of twelve vessels during the three month period ended September 30, 2010.

As a result of the items described above, during the three month period ended September 30, 2011, the Company’s operating income increased $4.7 million to $10.1 million compared to $5.4 million during the three month period ended September 30, 2010.

Interest expense increased $1.0 million to $2.4 million during the three month period ended September 30, 2011 from $1.4 million during the three month period ended September 30, 2010.  This increase in interest expense was primarily a result of an additional $0.5 million attributable to the Black Creek indebtedness, higher interest rate margins, higher term loan interest due to the CDN $20.0 million funding of the Michipicoten repowering and other capital expenditures, a higher average revolver debt balance and a stronger Canadian dollar during the three month period ended September 30, 2011.

Our income before income taxes was $7.7 million during the three month period ended September 30, 2011 compared to income before income taxes of $4.0 million during the three month period ended September 30, 2010.

Our provision for income tax expense was $1.3 million for the three month period ended September 30, 2011 compared to a benefit of $1.6 million for the three month period ended September 30, 2010.  Our effective tax rate was an expense of 16.2% for the three month period ended September 30, 2011 compared to a benefit of 40.5% for the three month period ended September 30, 2010. The change was due to a combination of higher net income before taxes in the current year, a change in our mix of income between the U.S. and Canada and changes in our forecasted U.S. and Canadian tax rates compared to the previous year. The effective tax rate for the current and prior fiscal periods were lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. federal tax provision was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Index

Our net income increased $0.9 million to $6.5 million during the three month period ended September 30, 2011 compared to net income of $5.6 million during the three month period ended September 30, 2010.

We accrued $0.7 million for cash dividends on our preferred stock during the three month period ended September 30, 2011 compared to $0.6 million during the three month period ended September 30, 2010.  The dividends accrued at a rate of 12.0% for the three month period ended September 30, 2011 compared to a rate of 11.25% for the three month period ended September 30, 2010.  The dividends increased to a cap of 12.0%, effective July 1, 2011.

Our net income applicable to common stockholders increased $0.7 million to $5.8 million during the three month period ended September 30, 2011 compared to net income applicable to common stockholders of $5.1 million during the three month period ended September 30, 2010.

The Canadian dollar strengthened by approximately 6.1% compared to the U.S. dollar, averaging approximately $1.021 USD per CDN during the three month period ended September 30, 2011 compared to approximately $0.962 USD per CDN during the three month period ended September 30, 2010.  The Company’s balance sheet translation rate decreased from $1.031 USD per CDN at March 31, 2011, to $0.954 USD per CDN at September 30, 2011.

During the three month period ended September 30, 2011, the Company operated six vessels in the U.S. and eight vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately 55% of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Index

Results of Operations

Six month period ended September 30, 2011 compared to the six month period ended September 30, 2010:

Selected Financial Information
(Unaudited)

(USD in 000’s)	Six month period ended September 30, 2011	Six month period ended September 30, 2010	Change	% Change
Revenue:
Freight and related revenue	$65,858	$58,712	$7,146	12.2%
Fuel and other surcharges	24,172	12,685	11,487	90.6%
Outside voyage charter revenue	702	4,206	(3,504)	(83.3)%
Total	$90,732	$75,603	$15,129	20.0%

Expenses:
Outside voyage charter fees	$697	$4,201	$(3,504)	(83.4)%
Vessel operating expenses	$59,831	$49,724	$10,107	20.3%
Repairs and maintenance	$1,032	$44	$988	2,245.5%

Operating Income	$15,937	$11,454	$4,483	39.1%
Sailing Days:	2,255	2,104	151	7.2%

Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$29,205	$27,905	$1,300	4.7%
Fuel and other surcharges	$10,719	$6,029	$4,690	77.8%

Expenses per Sailing Day:
Vessel operating expenses	$26,533	$23,633	$2,900	12.3%
Repairs and maintenance	$458	$21	$437	2,081.0%

Management believes that each of our vessels should achieve approximately 183 Sailing Days in an average first two fiscal quarters, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period.

Index

 The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the six month period ended September 30, 2011 compared to the six month period ended September 30, 2010:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter		Total Revenue	Vessel Operating Expenses

Six month period ended September 30, 2010	2,104	$58,712	$12,685		$4,206	$75,603	$49,724

Changes in the six month period ended September 30, 2011:

Increase attributable to stronger Canadian dollar		$2,071	$679		$35	$2,785	$1,880

Net changes exclusive of currency impact	151	$5,075	$10,808	$	(3,539)	$12,344	$8,227

Sub-Total	151	$7,146	$11,487		$(3,504)	$15,129	$10,107
Six month period ended September 30, 2011	2,255	$65,858	$24,172		$702	$90,732	$59,831

Total revenue during the six month period ended September 30, 2011 was $90.7 million, an increase of $15.1 million, or 20.0%, compared to $75.6 million during the six month period ended September 30, 2010.  This increase was primarily attributable to higher fuel surcharges and higher freight revenue, offset by substantially reduced outside charter revenue.

During the six month period ended September 30, 2011, the industry experienced modest increases in overall customer demand compared to the six month period ended September 30, 2010.  Other than coal, for which shipments decreased by 6%, overall industry tonnage increased for all of the major commodities during the six month period ended September 30, 2011 compared to the six month period ended September 30, 2010.

Freight and related revenue generated from Company-operated vessels increased $7.1 million, or 12.2%, to $65.8 million during the six month period ended September 30, 2011 compared to $58.7 million during the six month period ended September 30, 2010.  Excluding the impact of currency changes, freight revenue increased 8.6% during the six month period ended September 30, 2011 compared to the six month period ended September 30, 2010.  This increase was attributable to 151 additional Sailing Days (resulting in a 15.4% increase in tonnage hauled by our operated vessels), contractual price increases, diversification in our commodity and customer mix and higher vessel utilization.

We operated fourteen vessels during the six month period ended September 30, 2011, including the two vessels acquired in February 2011 and the vessel acquired in July 2011, compared to twelve vessels during the six month period ended September 30, 2010.

Freight and related revenue per Sailing Day increased $1,300, or 4.7%, to $29,205 per Sailing Day during the six month period ended September 30, 2011 compared to $27,905 per Sailing Day during the six month period ended September 30, 2010.  This increase was somewhat offset by inefficiencies in matching fleet configuration with customer requirements, delays in completing required winter work which caused us to begin the 2011 sailing season later than our typical April 1 start date, and one of our vessels being out of service for 61 days due to its repowering.

Index

All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers.  Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars.  Fuel and other pass through surcharges increased $11.5 million, or 90.6%, to $24.2 million during the six month period ended September 30, 2011 compared to $12.7 million during the six month period ended September 30, 2010. This increase was attributable to higher fuel costs, a stronger Canadian dollar and an increased number of Sailing Days. Fuel and other surcharges revenue per Sailing Day increased $4,690 to $10,719 per Sailing Day during the six month period ended September 30, 2011 compared to $6,029 per Sailing Day during the six month period ended September 30, 2010.

Outside voyage charter revenue decreased $3.5 million, or 83.3%, to $0.7 million during the six month period ended September 30, 2011 compared to $4.2 million during the six month period ended September 30, 2010.  The decrease in outside voyage charter revenue was primarily attributable to the unavailability of a vessel which we had previously operated under long term time charter and subsequently purchased in July 2011.

Vessel operating expenses increased $10.1 million, or 20.3%, to $59.8 million during the six month period ended September 30, 2011 compared to $49.7 million during the six month period ended September 30, 2010.  This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days, two additional vessels acquired in February 2011, one additional vessel acquired in July 2011 and a stronger Canadian dollar, partially offset by reduction of costs due to the long term lay-up of one of our vessels.  Vessel operating expenses per Sailing Day increased $2,900, or 12.3%, to $26,533 per Sailing Day during the six month period ended September 30, 2011 compared to $23,633 during the six month period ended September 30, 2010.

Repairs and maintenance expenses, which primarily consist of expensed winter work, were $1.0 million during the six month period ended September 30, 2011 compared to $0.1 million during the six month period ending September 30, 2010.  Repairs and maintenance per Sailing Day increased $437 to $458 per Sailing Day during the six month period ended September 30, 2011 from $21 per Sailing Day during the six month period ended September 30, 2010.  This increase was due to the late sailing of several of our vessels due to delays in completing winter work during the six month period ending September 30, 2011 compared to the six month period ended September 30, 2010.

Our general and administrative expenses increased $0.7 million to $5.4 million during the six month period ended September 30, 2011 compared to $4.7 million during the six month period ended September 30, 2010.  The increase in general and administrative expenses was primarily due to a $0.4 million increase attributable to the timing of the tax withholding portion of restricted stock grants awarded to our senior executives and $0.3 million attributable to  bank administrative fees due under the Black Creek loan and a stronger Canadian dollar.  Our general and administrative expenses represented 6.0% of revenues during the six month period ended September 30, 2011, a decrease from 6.2% of revenues during the six month period ended September 30, 2010.  During the six month period ended September 30, 2011, $1.6 million of our general and administrative expenses was attributable to our parent company and $3.8 million was attributable to our operating companies.

Depreciation expense increased $2.1 million to $5.7 million during the six month period ended September 30, 2011 compared to $3.6 million during the six month period ended September 30, 2010.  The increase was primarily due to $1.2 million attributable to the two vessels acquired in February 2011, a stronger Canadian dollar and increased depreciation from winter 2011 capital expenditures, including the repowering of one of our vessels that was completed in June 2011.

Amortization of drydock costs increased $0.1 million to $1.5 million during the six month period ended September 30, 2011 compared to $1.4 million during the six month period ended September 30, 2010 due to the drydock of two of our vessels during the winter of 2011 and a stronger Canadian dollar.  During the six month period ended September 30, 2011, the Company amortized the deferred drydock costs of nine of its fourteen vessels, compared to seven of twelve vessels during the six month period ended September 30, 2010.

Amortization of intangibles increased $0.1 million to $0.7 million during the six month period ended September 30, 2011 compared to $0.6 million during the six month period ended September 30, 2010 primarily due to additional amortization related to the vessels acquisition in February 2011 and, to a lesser extent, a stronger Canadian dollar during the six month period ended September 30, 2011.

As a result of the items described above, during the six month period ended September 30, 2011, the Company’s operating income increased $4.4 million to $15.9 million compared to $11.5 million during the six month period ended September 30, 2010.

Index

Interest expense increased $1.7 million to $4.4 million during the six month period ended September 30, 2011 from $2.7 million during the six month period ended September 30, 2010.  This increase in interest expense was primarily a result of an additional $1.0 million attributable to the Black Creek indebtedness, higher interest rate margins, higher term loan interest attributable to the CDN $20.0 million funding used to finance the vessel  repowering and other capital expenditures, a higher average revolver debt balance and a stronger Canadian dollar, partially offset by $0.2 million of capitalized interest attributable to the repowering project during the six month period ended September 30, 2011.

We recorded a gain on interest rate swap contracts of $0.1 million during the six month period ended September 30, 2011 compared to a net loss of $0.4 million during the six month period ended September 30, 2010 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.

Our income before income taxes was $11.6 million during the six month period ended September 30, 2011 compared to income before income taxes of $8.4 million during the six month period ended September 30, 2010.  Our provision for income tax expense was $1.8 million for the six month period ended September 30, 2011 compared to a benefit of $0.6 million for the six month period ended September 30, 2010.  Our effective tax rate was a 15.4% expense for the six month period ended September 30, 2011 compared to a 7.6% benefit for the six month period ended September 30, 2010. This change was due to a combination of higher net income before taxes in the current year, a change in our mix of income between the U.S. and Canada and changes in the Company’s forecasted U.S. and Canadian tax rates compared to the previous year. The effective tax rate for the current and prior fiscal periods were lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. federal tax provision was recorded in the Company’s U.S. operations, which was partially offset by unfavorable permanent book to tax differences.

Our net income increased $0.7 million to $9.8 million during the six month period ended September 30, 2011 compared to net income of $9.1 million during the six month period ended September 30, 2010.

We accrued $1.4 million for cash dividends on our preferred stock during the six month period ended September 30, 2011 compared to $1.1 million during the six month period ended September 30, 2010.  The dividends accrued at an average rate of 11.9% for the six month period ended September 30, 2011 compared to an average rate of 11.0% for the six month period ended September 30, 2010.  The dividends increased to 12.0%, effective July 1, 2011, which is the maximum accrual rate for this instrument.

Our net income applicable to common stockholders increased $0.5 million to $8.5 million during the six month period ended September 30, 2011 compared to net income applicable to common stockholders of $8.0 million during the six month period ended September 30, 2010.

The Canadian dollar strengthened by approximately 6.1% compared to the U.S. dollar, averaging approximately $1.027 USD per CDN during the six month period ended September 30, 2011 compared to approximately $0.968 USD per CDN during the six month period ended September 30, 2010.  The Company’s balance sheet translation rate decreased from $1.031 USD per CDN at March 31, 2011 to $0.954 USD per CDN at September 30, 2011.

During the six month period ended September 30, 2011, the Company operated six vessels in the U.S. and eight vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country.  Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada.  Approximately 55% of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Impact of Inflation and Changing Prices

During the six month period ended September 30, 2011, there were increases in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges.  In addition, there were changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary’s revenue and costs to U.S. dollars by an increase of approximately 6.1% compared to the prior year.

Index

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility.  Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2011 and September 30, 2010.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year.  We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.  However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to a deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity.  The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.

Net cash provided by operating activities for the six month period ended September 30, 2011 was $4.3 million, an increase of $2.0 million compared to $2.3 million during the six month period ended September 30, 2010.  This increase in net cash provided was primarily attributable to higher cash earnings, partially offset by higher deferred drydock costs and an increase in working capital during the six month period ended September 30, 2011.

Net cash used in investing activities increased by $11.5 million to $16.4 million during the six month period ended September 30, 2011 compared to cash used in investing activities of $4.9 million during the six month period ended September 30, 2010.  This increase was primarily attributable to the payments of capital expenditures related to the repowering of one of our vessels and the acquisition of a Canadian –flagged dry bulk carrier.

Net cash provided from financing activities was $13.2 million during the six month period ended September 30, 2011, compared to cash flows provided from financing activities of $16.9 million during the six month period ended September 30, 2010.  During the six month period ended September 30, 2011, the Company received $15.4 million in proceeds from a public sale of its common stock.  The Company made principal payments on its term debt of $3.2 million during the six month period ended September 30, 2011 compared to $1.6 million during the six month period ended September 30, 2010. We also paid $2.5 million in bank fees and legal costs in connection with the Fourth Amendment of our prior credit agreement and our Second Amended and Restated Credit Agreement during the six month period ended September 30, 2011, each of which extended the maturity date of such credit facility for two years to April 1, 2015. During the six month period ended September 30, 2011, the Company received $3.2 million of proceeds from long term debt compared to $18.8 million in the six month period ended September 30, 2010.

During the six month period ended September 30, 2011, long-term debt, including the current portion, decreased $5.0 million to $107.2 million from $112.2 million at March 31, 2011, which reflected proceeds of $3.2 million of new term loans, a decrease of $3.2 million due to scheduled principal payments made during such period and a decrease of $5.0 million due to the weaker Canadian dollar.

On September 21, 2011, the Company completed a public underwritten offering of 2,800,000 shares of the Company’s common stock for $6.00 per share.  The Company’s proceeds from the offering, net of underwriter’s commissions and legal and accounting costs, were $15.4 million.  The Company used a portion of the net proceeds from the offering to fund the acquisition of a bulk carrier on October 14, 2011, as described below under “Investments in Capital Expenditures and Drydockings.”  We plan to use a portion of the net proceeds from the offering to fund drydock improvements to such bulk carrier.  We also plan to use the net proceeds from the offering for general corporate purposes, including, but not limited to, the funding of potential future vessel or business acquisitions, including the anticipated vessel acquisitions and related expenditures for vessel refurbishment described below under “Vessel Acquisitions.”

On September 28, 2011, Lower Lakes Towing, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a wholly-owned subsidiary of Rand, and Rand, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amended and restated the borrowers’ prior credit agreement in its entirety.

Index

The Second Amended and Restated Credit Agreement continues the tranches of loans provided for under the prior credit agreement, and provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Second Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13.5 million with a seasonal overadvance facility of CDN $10.0 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4.0 million, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13.5 million with a seasonal over advance facility of US $10.0 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing and a swing line facility of US $4.0 million, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $56.1 million as of the date of the Second Amended and Restated Credit Agreement, (iv) the continuation of a US dollar denominated term loan facility under which Grand River is obligated to the lenders in the amount of US $17.2 million as of the date of the Second Amended and Restated Credit Agreement, and (v) the continuation of a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $6.3 million as of the date of the Second Amended and Restated Credit Agreement.

Under the Second Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2015. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $0.9 million commencing December 1, 2011 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility’s maturity on April 1, 2015. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) quarterly payments of US $0.4 million commencing December 1, 2011 and ending on March 1, 2015 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility’s maturity on April 1, 2015. The outstanding principal amount of the Canadian “Engine” term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $0.1 million commencing quarterly December 1, 2011 and ending March 1, 2015 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility’s maturity on April 1, 2015.

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the Canadian term loan will bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Second Amended and Restated Credit Agreement) plus 4.50% per annum.  Borrowings under the US revolving credit facility, US swing line facility and the US term loan will bear interest, at the borrowers’ option equal to (i) LIBOR (as defined in the Second Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum.  Borrowings under the Canadian “Engine” term loan will bear an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.00% per annum.

Obligations under the Second Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers and (iii) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Second Amended and Restated Credit Agreement is unconditionally guarantied by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

Under the Second Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities.

The Second Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures.  The Company met those financial covenants during the six month period ended September 30, 2011.  The Second Amended and Restated Credit Agreement’s covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Second Amended and Restated Credit Agreement being accelerated.

Index

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

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2011 was $8.8 million compared to $7.5 million at March 31, 2011.  As of September 30, 2011, the effective rate of preferred dividends was 12%.  During the three month period ended September 30, 2010, the effective rate of preferred dividends was 11.25%.  The dividend rate increased to a cap of 12% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Second Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.

Index

Investments in Capital Expenditures and Drydockings

 We invested $4.1 million in accrued capital expenditures and drydock expenses during the six month period ended September 30, 2011, including final winter 2011 capital expenditure and drydocking costs, compared to $1.8 million invested during the six month period ended September 30, 2010.

The Company completed the repowering of the Michipicoten on May 31, 2011 and the vessel is now fully operational. The Company took the vessel out of service in December 2010.  This project cost approximately $19.5 million.  The benefits of the conversion include increased revenues from higher speeds and lower costs from reduced fuel consumption, labor, maintenance and other operating expenses.

Vessel Acquisitions

On February 11, 2011, Black Creek acquired two articulated tug and barge units for consideration consisting of (i) $35.5 million cash paid at closing, (ii) $3.6 million cash to be paid by Black Creek Holdings in 72 monthly installments of $0.05 million beginning on April 15, 2011; (iii) a promissory note of Black Creek Holdings in the principal amount of $1.5 million; and (iv) 1,305,963 shares of the Company’s common stock.

On July 21, 2011, Lower Lakes acquired a Canadian-flagged dry bulk carrier for CDN $2.7 million with borrowings under the Canadian term loan.

On September 21, 2011, Lower Lakes Towing and Grand River entered into an Asset Purchase Agreement with U.S. United Ocean Service, LLC (“USUOS”) pursuant to which Lower Lakes Towing agreed to purchase a bulk carrier from USUOS for a purchase price of $5.3 million plus the value of the remaining bunkers and unused lubricating oils onboard such bulk carrier at the closing of the acquisition.  We completed the acquisition of such bulk carrier on October 14, 2011.  We plan to use a portion of the net proceeds from the equity offering described above under “Liquidity and Capital Resources” to fund anticipated costs of drydock improvements to such bulk carrier. In connection with the acquisitions of this vessel and the Canadian-flagged dry bulk carrier acquired in July 2011, we entered into contractual commitments for drydocking and capital expenditures totaling $3.3 million after September 30, 2011.

Also on September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Tug Agreement”) with USUOS pursuant to which Grand River will purchase a tug (the “Tug”) from USUOS for a purchase price of $7.8 million plus the value of the remaining bunkers and unused lubricating oils onboard the Tug at the closing of the acquisition.  The Tug Agreement is subject to customary closing conditions and (i) Grand River’s satisfactory inspection of the Tug, (ii) Grand River having obtained debt or equity financing, on terms and conditions satisfactory to Grand River in its sole discretion to fund all or a portion of the Tug’s purchase price and (iii) Grand River having purchased the Barge (as defined below) pursuant to the Barge Agreement (as defined below).

Additionally, on September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Barge Agreement”) with USUOS pursuant to which USUOS granted Grand River the option to act as USUOS’s third-party designee to purchase a self-unloading barge (the “Barge”) for a purchase price of $12.0 million plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition.

We anticipate completing the acquisitions of the Tug and the Barge in our third fiscal quarter of 2012.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar.  At September 30, 2011, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $62.4 million of term borrowings in Canada.  Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.

Index

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

Interest Rate Risk

We were exposed to changes in interest rates associated with any revolver indebtedness and a portion of our term debt at September 30, 2011.  We were exposed to CDN $38.5 million of our term loans in Canada, under our Second Amended and Restated Credit Agreement.  We are also exposed to $30.5 million of our Black Creek indebtedness.  Interest rates on Canadian revolver debt and Canadian term debt vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on all U.S. borrowings.

As of September 30, 2011, we held two interest rate swap contracts for approximately 40% of the sum of our Lower Lakes term loans and Black Creek term loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans, which were set in February 2008.  These two contracts will expire on April 1, 2013. The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

Off-Balance Sheet Arrangements

On August 27, 2007, in connection with the entry into a contract of affreightment with Voyageur Maritime Transport Limited (“Voyageur”) and Voyageur Maritime Trading Inc. (“VMT”) and an option agreement with VMT, Lower Lakes Towing entered into a Guarantee (the “Guarantee”) with GE Canada Finance Holding Company (“GE Canada”), pursuant to which Lower Lakes Towing agreed to guarantee up to CDN $1.3 million (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada, with Lower Lakes Towing’s obligations becoming due and payable should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breached certain of its obligations under the COA.  Lower Lakes Towing’s maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee. Lower Lakes secured its obligations under the Guarantee with a Letter of Credit (the “Letter of Credit”) issued under its credit facility.  Lower Lakes Towing had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as were reasonably satisfactory to GE Canada and Voyageur.

In connection with the Guarantee, as of March 31, 2011 we recorded a loss contingency of $1.3 million on Lower Lakes Towing’s guarantee of Voyageur’s indebtedness with GE Canada, following the Maritime Trader’s placement in receivership as of March 14, 2011.  Due to Voyageur’s failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the Letter of Credit, with the CDN $1.3 million added to Lower Lakes’ revolving borrowings under its credit facility.  GE Canada, in its capacity as a lender to Voyageur, placed the Trader into receivership, and auctioned the vessel in accordance with the laws of Ontario.

Voyageur was previously determined to be a variable interest entity of the Company under U.S. GAAP. We believe that Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owns the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay principal and interest due to GE Canada in February 2011. We were never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship. The Company provided no loan support or liquidity to Voyageur during the six month period ended September 30, 2011.

Lack of Historical Operating Data for Acquired Vessels

From time to time, as opportunities arise and depending on the availability of financing, we may acquire additional secondhand drybulk carriers.

Index

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

Index

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

The management of financial, general and administrative elements involved in the conduct of our business and ownership of our vessels requires the following main components:

•	management of our financial resources, including banking relationships (e.g., administration of bank loans);

•	management of our accounting system and records and financial reporting;

•	administration of the legal and regulatory requirements affecting our business and assets; and

•	management of the relationships with our service providers and customers.

The principal factors that affect our profitability, cash flows and stockholders' return on investment include:

•	rates of contracts of affreightment and charter hire;

•	scheduling to match vessels with customer requirements, including dock limitation, vessel trade patterns and backhaul opportunities;

•	weather conditions;

•	vessel incidents;

•	levels of vessel operating expenses;

•	depreciation and amortization expenses;

•	financing costs; and

•	fluctuations in foreign exchange rates.

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

Index

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

Index

Impairment of fixed assets and intangible assets with finite lives

Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2011.

Impairment of goodwill

As of March 31, 2011, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2011.  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our goodwill during the six month period ended September 30, 2011.

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

Recently Issued Pronouncements

Intangibles—Goodwill and other-performing step 2 of the goodwill impairment test

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-28 became effective for the Company on April 1, 2011 and it did not have any impact on the Company’s consolidated financial statements.

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

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the reporting period beginning after December 15, 2011. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.

Testing goodwill for impairment

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. The quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company is currently reviewing the effects of ASU 2011-08.

Index

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

 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

No change occurred in our internal controls concerning financial reporting during the three month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Index

 Item 4.  Reserved.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

10.1	Asset Purchase Agreement by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011.

10.2	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011.

10.3	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RAND LOGISTICS, INC.

Date: November 9, 2011	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Index

Exhibit Index

10.1	Asset Purchase Agreement by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011.

10.2	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011.

10.3	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.