Form 10-Q
period 2011-12-31
Rand Logistics, Inc.
filed 2012-02-10
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-33345
___________________

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

17,674.031 shares of Common Stock, par value $.0001, were outstanding at February 9, 2012.

Index

RAND LOGISTICS, INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2011	March 31, 2011
ASSETS
CURRENT
Cash and cash equivalents	$5,373	$4,508
Accounts receivable, net (Note 3)	25,146	6,991
Prepaid expenses and other current assets (Note 4)	6,244	4,474
Income taxes receivable	—	49
Deferred income taxes	135	161
Total current assets	36,898	16,183
PROPERTY AND EQUIPMENT, NET (Note 6)	190,680	166,692
LOAN TO EMPLOYEE	250	250
OTHER ASSETS	429	363
DEFERRED DRYDOCK COSTS, NET (Note 7)	7,441	6,523
INTANGIBLE ASSETS, NET (Note 8)	16,458	15,306
GOODWILL (Note 8)	10,193	10,193
Total assets	$262,349	$215,510
LIABILITIES
CURRENT
Bank indebtedness (Note 10)	$—	$—
Accounts payable	12,237	12,386
Accrued liabilities (Note 11)	18,107	22,218
Interest rate swap contracts (Note 19)	1,358	1,895
Income taxes payable	288	—
Deferred income taxes	265	603
Subordinated note (Note 9)	—	1,482
Current portion of deferred payment liability (Note 9)	377	382
Current portion of long-term debt (Note 12)	8,900	7,178
Total current liabilities	41,532	46,144
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 9)	2,220	2,507
LONG-TERM DEBT (Note 12)	125,092	104,993
OTHER LIABILITIES	242	238
DEFERRED INCOME TAXES	5,229	3,299
Total liabilities	174,315	157,181
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 15)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,674,031 shares (Note 15)	1	1
Additional paid-in capital	87,709	71,503
Accumulated deficit	(15,570)	(30,666)
Accumulated other comprehensive income	994	2,591
Total stockholders’ equity	88,034	58,329
Total liabilities and stockholders’ equity	$262,349	$215,510

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statement of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three Months ended December 31, 2011	Three Months ended December 31, 2010	Nine Months ended December 31, 2011	Nine Months ended December 31, 2010
REVENUE
Freight and related revenue	$35,917	$27,331	$101,775	$86,043
Fuel and other surcharges	12,800	6,432	36,972	19,117
Outside voyage charter revenue	619	2,850	1,321	7,056
TOTAL REVENUE	49,336	36,613	140,068	112,216
EXPENSES
Outside voyage charter fees (Note 16)	615	2,831	1,312	7,032
Vessel operating expenses	32,076	23,389	91,907	73,113
Repairs and maintenance	36	74	1,068	118
General and administrative	2,558	2,416	7,987	7,080
Depreciation	2,903	1,818	8,636	5,376
Amortization of drydock costs	792	696	2,263	2,070
Amortization of intangibles	322	294	991	873
Loss (gain) on foreign exchange	16	2	(51)	7
	39,318	31,520	114,113	95,669
OPERATING INCOME	10,018	5,093	25,955	16,547
OTHER (INCOME) AND EXPENSES
Interest expense (Note 17)	2,346	1,503	6,786	4,161
Interest income	(2)	(11)	(4)	(34)
Gain on interest rate swap contracts (Note 19)	(397)	(508)	(488)	(131)
	1,947	984	6,294	3,996
INCOME BEFORE INCOME TAXES	8,071	4,109	19,661	12,551
PROVISION (RECOVERY) FOR INCOME TAXES (Note 5)
Current	95	(178)	417	(4)
Deferred	618	450	2,079	(367)
	713	272	2,496	(371)
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	7,358	3,837	17,165	12,922
PREFERRED STOCK DIVIDENDS	715	597	2,069	1,719
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$6,643	$3,240	$15,096	$11,203
Net income per share basic (Note 20)	$0.38	$0.24	$0.95	$0.84
Net income per share diluted (Note 20)	$0.37	$0.24	$0.93	$0.82
Weighted average shares basic	17,671,114	13,466,879	15,894,463	13,404,338
Weighted average shares diluted	20,141,349	13,466,879	18,399,571	15,823,693

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Statement of Stockholders' Equity and Other Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478
Net income	—	—	—	—	—	115	—	115	115
Preferred stock dividends	—	—	—	—	—	(2,360)	—	—	(2,360)
Stock issued in lieu of cash compensation	15,153	—	—	—	74	—	—	—	74
Stock issued under employees retirement plan	2,434	—	—	—	13	—	—	—	13
Stock issued under asset purchase agreement	1,305,963	—	—	—	6,758	—	—	—	6,758
Restricted stock issued (Note 15)	37,133	—	—	—	197	—	—	—	197
Unrestricted stock issued (Note 15)	14,007	—	—	—	76	—	—	—	76
Stock options issued (Note 15)	—	—	—	—	479	—	—	—	479
Translation adjustment	—	—	—	—	—	—	1,499	1,499	1,499
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	—	—	—	—	—	3,329	—	3,329	3,329
Preferred stock dividends	—	—	—	—	—	(660)	—	—	(660)
Restricted stock issued (Note 15)	86,217	—	—	—	685	—	—	—	685
Unrestricted stock issued (Note 15)	2,565	—	—	—	19	—	—	—	19
Stock options issued (Note 15)	—	—	—	—	65	—	—	—	65
Translation adjustment	—	—	—	—	—	—	106	106	106
Balances, June 30, 2011	14,868,121	$1	300,000	$14,900	$72,272	$(27,997)	$2,697	$3,435	$61,873
Net income	—	—	—	—	—	6,478	—	6,478	6,478
Preferred stock dividends	—	—	—	—	—	(694)	—	—	(694)
Unrestricted stock issued (Note 15)	2,961	—	—	—	19	—	—	—	19
Stock issued (Note 15)	2,800,000	—	—	—	15,400	—	—	—	15,400
Translation adjustment	—	—	—	—	—	—	(2,844)	(2,844)	(2,844)
Balances, September 30, 2011	17,671,082	$1	300,000	$14,900	$87,691	$(22,213)	$(147)	$3,634	$80,232
Net income	—	—	—	—	—	7,358	—	7,358	7,358
Preferred stock dividends	—	—	—	—	—	(715)	—	—	(715)
Unrestricted stock issued (Note 15)	2,949	—	—	—	18	—	—	—	18
Translation adjustment	—	—	—	—	—	—	1,141	1,141	1,141
Balances, December 31, 2011	17,674,031	$1	300,000	$14,900	$87,709	$(15,570)	$994	$8,499	$88,034

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine Months ended December 31, 2011	Nine Months ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,165	$12,922
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of drydock costs	10,899	7,446
Amortization of intangibles and deferred financing costs	1,678	1,261
Deferred income taxes	2,079	(367)
Gain on interest rate swap contracts	(488)	(131)
Equity compensation	807	733
Deferred drydock costs paid	(3,300)	(188)
Changes in operating assets and liabilities:
Accounts receivable	(18,155)	(14,247)
Prepaid expenses and other current assets	(1,770)	(131)
Accounts payable and accrued liabilities	3,356	(446)
Other assets and liabilities	(62)	115
Income taxes payable (net)	337	(65)
	12,546	6,902
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,235)	(12,477)
Purchase of vessels	(28,747)	—
	(46,982)	(12,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(292)	—
Proceeds from equity offering	15,400	—
Proceeds from long-term debt	29,121	18,753
Repayment of subordinated note	(1,482)	—
Long-term debt repayment	(4,248)	(2,840)
Debt financing cost	(3,508)	(479)
Proceeds from bank indebtedness	27,052	13,797
Repayment of bank indebtedness	(26,452)	(13,501)
	35,591	15,730
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(290)	923
NET INCREASE IN CASH AND CASH EQUIVALENTS	865	11,078
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,508	943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,373	$12,021
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$6,294	$4,024
Unpaid purchases of property and equipment	$2,306	$529
Unpaid purchases of deferred drydock cost	$1,082	$485
Payment of income taxes	$57	$286
Capitalized interest	$172	$—

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

Impairment of fixed assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset is no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset. The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset for sale and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2011.

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

goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2011, the Company conducted an annual test and determined that the fair value of its two reporting units exceeded their carrying amounts and the second step of the impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2011.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February, and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs.  Significant repairs to the Company’s vessels, whether owned or available to the Company under a time charter, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining life of the asset repaired or the remaining lease term.

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

There have been no recent examinations by the U.S. taxing authorities. The Company was examined by the Canadian taxing authority for the tax years 2009 and 2010 and the examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

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

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company's consolidated financial statements.

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

Disclosures about offsetting assets and liabilities
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about offsetting assets and liabilities" ("ASU 2011-11"). ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. The Company is currently reviewing the effects of ASU 2011-11.

3.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of December 31, 2011 and March 31, 2011.The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2011	March 31, 2011
Prepaid insurance	$121	$79
Fuel and lubricants	4,891	3,372
Deposits and other prepaids	1,232	1,023
	$6,244	$4,474

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.	INCOME TAXES

The Company's effective tax rate was an expense of 12.7% for the nine month period ended December 31, 2011 compared to a tax benefit of 3.0% for the nine month period ended December 31, 2010.

The Company had an income tax expense in the amount of $2,496 for the nine month period ended December 31, 2011 compared to a tax benefit in the amount of $371 for the nine month period ended December 31, 2010. The change was due to a combination of higher net income before taxes in the current year, a change in mix of income between the U.S. and Canada and changes in the Company's forecasted U.S. and Canadian tax rates. The Company also modified its application of the estimated annual effective tax rate method from the jurisdictional based effective tax rate method utilized in the previous year to the consolidated worldwide effective tax rate approach, due to forecasted income in the United States in the current year.

The effective tax rate for the current and prior fiscal periods were lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets. The Company did not record a U.S. Federal tax provision for the Company’s U.S. operations, as the benefit associated with the release of the valuation allowance was partially offset by unfavorable permanent book to tax differences.

The Company had unrecognized tax benefits of approximately $153 at December 31, 2011 associated with tax positions taken in the current year, all of which, if recognized, would impact the effective tax rate.  The Company had no unrecognized tax benefits at March 31, 2011.  The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during the nine month periods ended December 31, 2011 or 2010.

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2011	March 31, 2011
Cost
Vessels	$226,808	$195,637
Leasehold improvements	2,300	2,245
Furniture and equipment	301	292
Vehicles	22	23
Computer, communication equipment and purchased software	2,908	2,511
	$232,339	$200,708
Accumulated depreciation
Vessels	$39,209	$31,953
Leasehold improvements	980	820
Furniture and equipment	149	132
Vehicles	11	10
Computer, communication equipment and purchased software	1,310	1,101
	41,659	34,016
	$190,680	$166,692

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31, 2011	March 31, 2011
Drydock expenditures	$19,190	$16,367
Accumulated amortization	11,749	9,844
	$7,441	$6,523

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2010	$7,129
Drydock costs accrued	2,010
Amortization of drydock costs	(2,779)
Foreign currency translation adjustment	163
Balance as of March 31, 2011	$6,523
Drydock costs accrued	334
Amortization of drydock costs	(739)
Foreign currency translation adjustment	18
Balance as of June 30, 2011	$6,136
Drydock costs accrued	36
Amortization of drydock costs	(733)
Foreign currency translation adjustment	(346)
Balance as of September 31, 2011	$5,093
Drydock costs accrued	3,061
Amortization of drydock costs	(791)
Foreign currency translation adjustment	78
Balance as of December 31, 2011	$7,441

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2011	March 31, 2011
Intangible assets
Deferred financing costs	$6,172	$2,964
Trademarks and trade names	1,009	1,044
Customer relationships and contracts	17,914	18,543
Total identifiable intangibles	$25,095	$22,551
Accumulated amortization
Deferred financing costs	$2,127	$1,498
Trademarks and trade names	588	530
Customer relationships and contracts	5,922	5,217
Total accumulated amortization	8,637	7,245
Net intangible assets	$16,458	$15,306
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

2012	$2,575
2013	2,575
2014	2,485
2015	1,590
2016	1,212
$10,437

9.	VESSEL ACQUISITIONS

On February 11, 2011, Black Creek and Black Creek Holdings entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Reserve Holdings, LLC (“Reserve”), and Buckeye Holdings, LLC (“Buckeye” and, together with Reserve, the “Sellers”).  Under the Asset Purchase Agreement, Black Creek purchased two integrated tug/barge units (the “Vessels”) for consideration consisting of (i) $35,500 cash paid at closing, (ii) $3,600 cash to be paid by Black Creek Holdings in 72 monthly installments of $50 beginning on April 15, 2011 (the "Deferred Payments"); (iii) a promissory note of Black Creek Holdings in the principal amount of $1,500 (the “Note”), as described below; and (iv) 1,305,963 shares of the Company’s common stock (the “Shares”).

The estimated fair values of assets acquired were as follows:

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

The Note, dated February 11, 2011, bore interest at a rate of 6% per annum and all principal and interest thereon was due and paid on December 15, 2011.

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

On October 14, 2011, Lower Lakes completed the acquisition of the bulk carrier M/V TECUMSEH, pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011, by and among Lower Lakes, Grand River and U.S. United Ocean Service, LLC ("USUOS"). Lower Lakes purchased the Vessel for $5,250, plus the value of the remaining bunkers and unused lubricating oils on board the Vessel at the closing of the acquisition. The acquisition was funded by the proceeds from the equity offering described in Note 15.

On December 1, 2011, Grand River entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Barge Agreement”) with U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, pursuant to which Grand River acquired a self-unloading barge “MARY TURNER” (the “Barge”). The purchase price for the Barge, together with the related stores and equipment, was $11,954 plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition.

Also on December 1, 2011, Grand River completed the acquisition of a tug “BEVERLY ANDERSON” (the “Tug”), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011 (the “Tug Agreement”), by and between Grand River and USUOS. Grand River purchased the Tug for $7,796 plus the value of the remaining bunkers and unused lubricating oils on board the Vessel at the closing of the acquisition.

The acquisitions of the Barge and the Tug were funded with additional borrowings under the US term loan as discussed in Note 12.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	BANK INDEBTEDNESS

As discussed in detail in Note 12, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, and Rand LL Holdings, Rand Finance and the Company, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with their lenders on September 28, 2011, and on December 1, 2011, entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement.  As of December 31, 2011 and March 31, 2011, the Company had authorized operating lines of credit under the Second Amended and Restated Credit Agreement as amended and the Amended and Restated Credit Agreement, respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $Nil as of December 31, 2011 and March 31, 2011 and US $Nil as of December 31, 2011 and March 31, 2011, and maintained letters of credit of CDN $507 as of December 31, 2011 and CDN $1,325 as of March 31, 2011. The Second Amended and Restated Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings, and is secured under the same terms and has the same financial covenants described in Note 12. Such interest rate margins had previously increased by 0.75% on June 28, 2011 under the Fourth Amendment to the previous Amended and Restated Credit Agreement. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of December 31, 2011 the Company had credit availability of US $16,943 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

11.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2011	March 31, 2011
Deferred financing and other transaction costs	$238	$486
Payroll compensation and benefits	2,651	1,250
Preferred stock dividends	9,547	7,477
Professional fees	783	697
Interest	616	693
Winter work, deferred drydock expenditures and capital expenditures	1,003	6,870
Capital and franchise taxes	617	106
Loss contingency on guarantee	—	1,289
Other	2,652	3,350
	$18,107	$22,218

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

Under the Amended and Restated Credit Agreement, as amended, the revolving credit facilities and swing line loans expire on April 1, 2015.  The outstanding principal amount of the Canadian term loan borrowings was repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan was payable upon the Canadian term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the US term loan borrowings was repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2015 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the Canadian “Engine” term loan borrowings was repayable as follows: (i) quarterly payments of CDN $133 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility’s maturity on April 1, 2015. Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bore an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bore interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum. Such interest rate margins increased by 0.75% on June 28, 2011 under the Fourth Amendment to the Amended and Restated Credit Agreement. Under the Fourth Amendment, the Canadian “Engine” term loan bore interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.

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

On August 9, 2010, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provided for (i) an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20,000 to finance a new engine for the vessel Michipicoten and certain other capital expenditures, (ii) a modification to the Senior Funded Debt to EBITDA Ratio and (iii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term is defined in the Amended and Restated Credit Agreement) was repayable in quarterly installments of CDN $695 commencing, December 2010, increasing to CDN $936 commencing, September 2011 and maturing on April 1, 2015 as amended.

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

On December 1, 2011, Lower Lakes Lower Lakes Transportation, Grand River, and General Electric Capital Corporation, Inc., as Agent, entered into the Amendment to the Second Amended and Restated Credit Agreement. The Amendment increased (i) the US Term Loan by US $25,000 (ii) the quarterly payments due under the US Term Loan from US $367 to US $704 beginning with the quarterly payment due in June 2012 and (iii) the seasonal overadvance revolving credit facility to US $12,000 subject to certain limitations. Additionally, the Amendment eliminated the quarterly payments due under the US Term Loan in December 2011 and March 2012. The Amendment also modified the definitions of “Capital Expenditures”, “Cdn. Vessels”, “EBITDA”, “Fleet Mortgage”, “Requisite Lenders”, “Requisite Revolving Lenders” and “US Owned Vessels” and amended the Minimum EBITDA, Maximum Senior Debt to EBITDA Ratio, Maximum Capital Expenditures, Minimum Appraised Value to Term Loan Outstandings and Minimum Liquidity covenants.

The Second Amended and Restated Credit Agreement, as amended, contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Second Amended and Restated Credit Agreement being accelerated.

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

The outstanding principal amount of the term loan is repayable as follows: (i) quarterly payments of US $517 commencing December 31, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan is payable upon the term loan maturity on February 11, 2014.

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

On December 1, 2011, The Black Creek Credit Agreement was amended to change the payment due on March 31, 2012 to April 2, 2012, and the payment due on June 30, 2012 to July 2, 2012.

The Black Creek Credit Agreement, as amended, contains certain covenants, including those limiting the guarantor’s and Black Creek’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

The Company was in compliance with covenants under The Second Amended and Restated Credit Agreement, as amended, and Black Creek Credit Agreement, as amended, as of December 31, 2011.

The effective interest rates on the term loans at December 31, 2011, including the effect from interest rate swap contracts, were 6.93% (6.35% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan and 6.28% (7.40% at March 31, 2011) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.78% (5.05% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan, 5.03% (4.06% at March 31, 2010) on the US term loan and 5.31% (5.06% at March 31, 2011) on the Black Creek US term loan.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	LONG-TERM DEBT (continued)

		December 31, 2011	March 31, 2011
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.5% (2.75% at March 31, 2011) or Canadian BA rate plus 4.5% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $695 commencing September 1, 2008 until June 1, 2010 with no payment on September 1, 2010, and increasing to CDN $936 commencing September 1, 2011 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	$55,245	$56,466

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4.0% (4.0% at March 31, 2011) or Canadian BA rate plus 5.0% (5.0% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	6,031	6,738

c)	US term loan bearing interest at LIBOR rate plus 4.5% (3.75% at March 31, 2011) or US base rate plus 3.5% (2.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of US $367 commencing September 1, 2008 until September 1, 2011 with no payment on December 1, 2011 and March 1, 2012, and increasing to $704 commencing June 1, 2012, and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	42,233	17,967

d)	US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2011) or US base rate plus 3.75% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a three year term until February 11, 2014 with quarterly payments of US $517 commencing September 1, 2011 until December 31, 2013 and the balance due February 11, 2014. The term loan is collateralized by the existing and newly acquired assets of Black Creek.	30,483	31,000
		$133,992	$112,171
	Less amounts due within 12 months	8,900	7,178
		$125,092	$104,993

Principal payments are due as follows:

2012	$8,900
2013	9,087
2014	32,854
2015	83,151
$133,992

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of December 31, 2011. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Operating leases	$80	$78	$252	$215
Operating sublease	37	36	112	108
	$117	$114	$364	$323

The Company’s future minimum rental commitments under other operating leases are as follows.

2012	$321
2013	258
2014	195
2015	136
2016	130
Thereafter	180
$1,220

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $242 for the three month period ended December 31, 2011 ($238 for the three month period ended December 31, 2010) and $484 for the nine month period ended December 31, 2011 ($476 for the nine month period ended December 31, 2010). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2012	$726
2013	725
2014	726
2015	725
2016	726
Thereafter	1,451
$5,079

As of December 31, 2011, Lower Lakes had signed contractual commitments with several suppliers totaling $4,122 in connection with the capital expenditure and drydock projects.

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	CONTINGENCIES

Rand is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2011 an accrual of $490 ($1,062 as of March 31, 2011) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

As described in Note 21, on August 27, 2007, in connection with the COA and Option Agreement with Voyageur, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee became due when Voyageur failed to meet certain financial covenants under the terms of its loan from GE Canada and on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the letter of credit issued in connection with the Guarantee, with the CDN $1,250 added to Lower Lakes revolving borrowings under the Amended and Restated Credit Agreement. As of March 31, 2011, the Company had recorded a loss contingency of CDN $1,250 (US$1,280) on the Guarantee of Voyageur’s indebtedness with GE Canada.  On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER, the vessel owned by Voyageur, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.

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

Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2011 was $9,547 and at March 31, 2011 was $7,477. As of December 31, 2011, the effective rate of preferred dividends was 12% (maximum) and as of March 31, 2011, the effective interest rate of preferred dividends was 11.75%. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Second Amended and Restated Credit Agreement.

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of these shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $20 for each of the nine month periods ended December 31, 2011 and 2010 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  The shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $83 for each of the nine month periods ended December 31, 2011 and 2010. Such shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $50 for the nine month period ended December 31, 2011 and $146 for the nine month period ended December 31, 2010 related to such awards, including cash compensation related to tax withholding. The April 5, 2010 grants vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $620 for the nine month period ended December 31, 2011 related to such awards, including cash compensation related to tax withholding.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2011, a total of 848,894 shares (943,586 shares at March 31, 2011) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through December 31, 2011 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services from April 1, 2010 through March 31, 2011. During the nine month period ended December 31, 2011 the Company awarded 8,475 shares for services from April 1, 2011 to December 31, 2011. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2011 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at December 31, 2011, had a remaining weighted average contractual life of approximately six years and three months.  The Company has recorded compensation expenses of $65 and $260 for the nine month periods ended December 31, 2011 and 2010, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of December 31, 2011.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through December 31, 2011.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil and $13 for the nine month periods ended December 31, 2011 and 2010, respectively, of equity of such accrued compensation expense.

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

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Bank indebtedness	$64	$33	$503	$243
Amortization of deferred finance costs	281	151	686	387
Long-term debt – senior	1,621	963	4,572	2,385
Interest rate swaps	306	356	968	1,146
Subordinated note	25	—	83	—
Deferred payment liability	49	—	146	—
Interest capitalized	—	—	(172)	—
	$2,346	$1,503	$6,786	$4,161

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenue by country
Canada	$28,122	$23,781	$76,261	$70,321
United States	21,214	12,832	63,807	41,895
	$49,336	$36,613	$140,068	$112,216

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2011	March 31, 2011
Property and equipment by country
Canada	$99,685	$92,982
United States	90,995	73,710
	$190,680	$166,692
Intangible assets by country
Canada	$11,175	$10,709
United States	5,283	4,597
	$16,458	$15,306
Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country
Canada	$146,706	$124,038
United States	115,643	91,472
	$262,349	$215,510

Index

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a subordinated note, deferred payment liabilities, accrued liabilities and bank indebtedness.  The estimated fair values of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The subordinated note and deferred payment liabilities were valued based on the interest rate of similar debt in the open market.

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and March 31, 2011:

		Fair value measurements at December 31, 2011			Fair value measurements at March 31, 2011
	Carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$1,358	$—	$1,358	$1,895	$—	$1,895

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month period ended December 31, 2011.

The Company has recorded a liability of $1,358 as of December 31, 2011 ($1,895 as of March 31, 2011) for two interest rate swap contracts on the Company’s term debt. For the nine month period ended December 31, 2011, the fair value adjustment of the interest rate swap contracts resulted in a gain of $488 (gain of $131 for the nine month period ended December 31, 2010). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

The Company is exposed to interest rate risk due to its long-term debt agreement. Effective February 15, 2008, the Company entered into a CDN $49,700 interest rate swap derivative to pay interest at a fixed rate of approximately 4.09% on its CDN $49,700 term debt and receive 3-month BA variable rate interest payments quarterly through April 1, 2013.  The notional amount of the Canadian debt swap decreases with each scheduled principal payment, except that the hedged amount decreased an additional CDN $15,000 on December 1, 2009.  Additionally, effective February 15, 2008, the Company entered into a US $22,000 interest rate swap derivative to pay interest at a fixed rate of approximately 3.65% on its US $22,000 term debt and receive 3-month LIBOR variable rate interest payments quarterly through April 1, 2013.  The notional amount of the US debt swap decreases with each scheduled principal payment.

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2011	Fair Value as at March 31, 2011
Interest rate swap contracts liability	Current liability	$1,358	$1,895

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Three Months ended December 31, 2011	Three Months ended December 31, 2010	Nine Months ended December 31, 2011	Nine Months ended December 31, 2010
Interest rate swap contracts liability	Other (income) and expenses	$(397)	$(508)	$(488)	$(131)

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

The Company had a total of 17,674,031 common shares issued and outstanding as of December 31, 2011, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,141,349 shares for the three month period ended December 31, 2011 and 13,466,879 shares for the three month period ended December 31, 2010 based on the calculations set forth below.  The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three Months ended December 31, 2011	Three Months ended December 31, 2010	Nine Months ended December 31, 2011	Nine Months ended December 31, 2010
Numerator:
Net income before preferred dividends	$7,358	$3,837	$17,165	$12,922
Preferred stock dividends	(715)	(597)	(2,069)	(1,719)
Net income applicable to common stockholders	$6,643	$3,240	$15,096	$11,203
Denominator:
Weighted average common shares for basic EPS	17,671,114	13,466,879	15,894,463	13,404,338
Effect of dilutive securities:
Average price during period	6.33	4.79	6.89	4.93
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	428,905	—	394,032	—
Dilutive shares due to options	50,880	—	85,753	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	20,141,349	13,466,879	18,399,571	15,823,693
Basic EPS	$0.38	$0.24	$0.95	$0.84
Diluted EPS	$0.37	$0.24	$0.93	$0.82

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

Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owned the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay its principal and interest to GE Canada in February 2011. On July 21, 2011, Lower Lakes completed the acquisition of the Trader pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.

The Company was never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship.

The Company provided no loan support or liquidity to Voyageur during the fiscal year ended March 31, 2011 or the nine month period ended December 31, 2011.

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

All dollar amounts are presented in millions except share, per share and per day amounts. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2011.

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
 On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes' affiliate, Grand River Navigation Company, Inc. (“Grand River”).  Prior to the acquisition, we did not conduct, or have any investment in, any operating business.  Subsequent to the acquisition, we have added several additional vessels to our fleet through acquisition transactions, including in 2011 alone, the acquisition of three articulated tug and barge units and two bulk carriers. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and our additional operating subsidiary, Black Creek Shipping Company, Inc. ("Black Creek").

Index

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of seventeen cargo-carrying vessels (one of which is no longer sailing).  We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length. We transport limestone, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.
We believe that Lower Lakes is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. Lower Lakes maintains this operating flexibility by operating both U.S. and Canadian flagged vessels in compliance with the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act in the U.S. and the Coasting Trade Act in Canada. Lower Lakes' fleet consists of five self-unloading bulk carriers and four conventional bulk carriers in Canada and seven active self-unloading bulk carriers in the U.S., including one integrated tug and barge unit and three articulated tug and barge units. Lower Lakes Towing owns the nine Canadian vessels. Lower Lakes Transportation time charters the seven U.S. vessels, including the four tug and barge units, from Grand River. With the exception of one barge (which Grand River bareboat charters from an unrelated third party) and two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

Results of Operations

Three month period ended December 31, 2011 compared to the three month period ended December 31, 2010:

Selected Financial Information
(Unaudited)

(USD in 000’s)	Three Months ended December 31, 2011	Three Months ended December 31, 2010	Change	% Change
Revenue:
Freight and related revenue	$35,917	$27,331	$8,586	31.4%
Fuel and other surcharges	12,800	6,432	6,368	99.0%
Outside voyage charter revenue	619	2,850	(2,231)	(78.3)%
Total	$49,336	$36,613	$12,723	34.7%
Expenses:
Outside voyage charter fees	$615	$2,831	$(2,216)	(78.3)%
Vessel operating expenses	$32,076	$23,389	$8,687	37.1%
Repairs and maintenance	$36	$74	$(38)	(51.4)%
Operating Income	$10,018	$5,093	$4,925	96.7%
Sailing Days:	1,210	1,050	160	15.2%
Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$29,683	$26,030	$3,653	14.0%
Fuel and other surcharges	$10,579	$6,126	$4,453	72.7%
Expenses per Sailing Day:
Vessel operating expenses	$26,509	$22,275	$4,234	19.0%
Repairs and maintenance	$30	$70	$(40)	(57.1)%

Index

The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses
Three month period ended December 31, 2010	1,050	$27,331	$6,432	$2,850	$36,613	$23,389
Changes in the three month period ended December 31, 2011:
Decrease attributable to a weaker Canadian dollar		$(146)	$(56)	$(4)	$(206)	$(132)
Net changes exclusive of currency impact	160	$8,732	$6,424	$(2,227)	$12,929	$8,819
Sub-Total	160	$8,586	$6,368	$(2,231)	$12,723	$8,687
Three month period ended December 31, 2011	1,210	$35,917	$12,800	$619	$49,336	$32,076

Total revenue during the three month period ended December 31, 2011 was $49.3 million, an increase of $12.7 million, or 34.7% compared to $36.6 million during the three month period ended December 31, 2010. This increase was primarily attributable to higher freight revenue and fuel surcharges, offset by substantially reduced outside charter revenue.
During the three month period ended December 31, 2011, the industry experienced increases in overall customer demand compared to the three month period ended December 31, 2010. Other than coal, for which U.S.-flagged shipments decreased by almost 5.5%, overall industry tonnage increased for all of the major commodities during the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010.
Freight and related revenue generated from Company-operated vessels increased $8.6 million, or 31.4%, to $35.9 million during the three month period ended December 31, 2011 compared to $27.3 million during the three month period ended December 31, 2010. Excluding the impact of currency changes, freight revenue increased 31.9% for the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010. This increase in freight revenue was attributable to 160 additional Sailing Days, a 23.2% increase in tonnage hauled by our operated vessels and contractual price increases.

Management believes that each of our vessels should achieve approximately 87 Sailing Days in an average third fiscal quarter, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period.
We operated fourteen vessels during the three month period ended December 31, 2011, including the vessel acquired in July 2011, compared to twelve vessels during the three month period ended December 31, 2010. Our total Sailing Days increased 160 days, or 15.2%, to 1,210 Sailing Days during the three month period ended December 31, 2011, compared to 1,050 Sailing Days during the three month period ended December 31, 2010. The larger percentage increase in tonnage compared to the percentage increase in Sailing Days reflects the larger average size of our vessels utilized in the three month period ended December 31, 2011 versus the three month period ended December 31, 2010, that resulted from the addition of three vessels in the 2011 sailing season, and the long term lay-up of one of our vessels.
Freight and related revenue per Sailing Day increased $3,653, or 14.0%, to $29,683 per Sailing Day during the three month period ended December 31, 2011 compared to $26,030 per Sailing Day during the three month period ended December 31, 2010.

Index

All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers. Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars. Fuel and other pass through surcharges increased $6.4 million, or 99.0% to $12.8 million during the three month period ended December 31, 2011 compared to $6.4 million during the three month period ended December 31, 2010. The increase was attributable to higher fuel costs and an increased number of Sailing Days. Fuel and other surcharges revenue per Sailing Day increased $4,453 to $10,579 per Sailing Day during the three month period ended December 31, 2011 compared to $6,126 per Sailing Day during the three month period ended December 31, 2010.
Outside voyage charter revenue decreased $2.2 million or 78.3% to $0.6 million during the three month period ended December 31, 2011 compared to $2.8 million during the three month period ended December 31, 2010. The decrease in outside voyage charter revenue was primarily attributable to the unavailability of a vessel which we had previously operated under long term time charter and subsequently purchased in July 2011.
Vessel operating expenses increased $8.7 million, or 37.1%, to $32.1 million during the three month period ended December 31, 2011 compared to $23.4 million during the three month period ended December 31, 2010. This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days resulting from the three recently acquired vessels operated during the three month period ended December 31, 2011, partially offset by reduction of costs due to the long term lay-up of one of our vessels. Vessel operating expenses per Sailing Day increased $4,234, or 19.0%, to $26,509 per Sailing Day during the three month period ended December 31, 2011 compared to $22,275 during the three month period ended December 31, 2010.
Our general and administrative expenses increased $0.2 million to $2.6 million during the three month period ended December 31, 2011 compared to $2.4 million during the three month period ended December 31, 2010. The increase in general and administrative expenses was primarily due to bank administrative fees due under the Black Creek loan, slightly higher compensation costs and higher audit costs associated with the implementation of compliance with Section 404(b) of the Sarbanes-Oxley Act. Our general and administrative expenses represented 7.1% of freight and related revenues during the three month period ended December 31, 2011, a decrease from 8.8% of freight and related revenues during the three month period ended December 31, 2010. During the three month period ended December 31, 2011, $0.7 million of our general and administrative expenses was attributable to our parent company and $1.9 million was attributable to our operating companies.
Depreciation expense increased $1.1 million to $2.9 million during the three month period ended December 31, 2011 compared to $1.8 million during the three month period ended December 31, 2010. The increase was primarily due to $0.6 million attributable to the vessels acquired in 2011 and increased depreciation from winter 2011 capital expenditures, including the repowering of one our vessels that was completed in June 2011.
Amortization of drydock costs increased $0.1 million to $0.8 million during the three month period ended December 31, 2011 compared to $0.7 million during the three month period ended December 31, 2010 due to the drydock of two of our vessels during the winter of 2011. During the three month period ended December 31, 2011, the Company amortized the deferred drydock costs of nine of its fourteen operated vessels, compared to seven of twelve vessels during the three month period ended December 31, 2010.
As a result of the items described above, during the three month period ended December 31, 2011, the Company's operating income increased $4.9 million to $10.0 million compared to $5.1 million during the three month period ended December 31, 2010.
Interest expense increased $0.8 million to $2.3 million during the three month period ended December 31, 2011 from $1.5 million during the three month period ended December 31, 2010. This increase in interest expense was primarily a result of an additional $0.5 million attributable to the Black Creek indebtedness, higher interest rate margins, higher term loan interest due to the CDN $20.0 million funding of the Michipicoten repowering, other capital expenditures and $25.0 million related to the acquisition of the articulated tug and barge and related capital expenditures during the three month period ended December 31, 2011.
Our income before income taxes was $8.1 million during the three month period ended December 31, 2011 compared to income before income taxes of $4.1 million during the three month period ended December 31, 2010.
Our effective tax rate was 8.8% for the three month period ended December 31, 2011 compared to 6.6% for the three month period ended December 31, 2010. Our provision for income tax expense was $0.7 million for the three month period ended December 31, 2011 compared to a benefit of $0.3 million for the three month period ended December 31, 2010. The change was due to a combination of higher net income before taxes in the current year, a change in mix of income between the U.S. and Canada, changes in the our forecasted U.S. and Canadian tax rates and a change to the consolidated effective tax rate method from the jurisdictional based effective tax rate method utilized in the previous year due to forecasted income in the United States in the

Index

current year. The effective tax rate for the current and prior fiscal periods were lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. federal tax provision was recorded in the Company's U.S. operations, which was partially offset by unfavorable permanent book to tax differences.
Our net income increased $3.6 million to $7.4 million during the three month period ended December 31, 2011 compared to net income of $3.8 million during the three month period ended December 31, 2010.
We accrued $0.7 million for cash dividends on our preferred stock during the three month period ended December 31, 2011 compared to $0.6 million during the three month period ended December 31, 2010. The dividends accrued at a rate of 12.0% for the three month period ended December 31, 2011 compared to a rate of 11.25% for the three month period ended December 31, 2010. The dividends increased to a cap of 12.0%, effective July 1, 2011.
Our net income applicable to common stockholders increased $3.4 million to $6.6 million during the three month period ended December 31, 2011 compared to net income applicable to common stockholders of $3.2 million during the three month period ended December 31, 2010.
The Canadian dollar weakened by approximately 1.0% compared to the U.S. dollar, averaging approximately $0.977 USD per CDN during the three month period ended December 31, 2011 compared to approximately $0.987 USD per CDN during the three month period ended December 31, 2010. The Company's balance sheet translation rate decreased from $1.031 USD per CDN at March 31, 2011, to $0.983 USD per CDN at December 31, 2011.
During the three month period ended December 31, 2011, the Company operated six vessels in the U.S. and eight vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Index

Results of Operations

Nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010:

Selected Financial Information
(Unaudited)

(USD in 000’s)	Nine Months ended December 31, 2011	Nine Months ended December 31, 2010	Change	% Change
Revenue:
Freight and related revenue	$101,775	$86,043	$15,732	18.3%
Fuel and other surcharges	36,972	19,117	17,855	93.4%
Outside voyage charter revenue	1,321	7,056	(5,735)	(81.3)%
Total	$140,068	$112,216	$27,852	24.8%
Expenses:
Outside voyage charter fees	$1,312	$7,032	$(5,720)	(81.3)%
Vessel operating expenses	$91,907	$73,113	$18,794	25.7%
Repairs and maintenance	$1,068	$118	$950	805.1%
Operating Income	$25,955	$16,547	$9,408	56.9%
Sailing Days:	3,465	3,154	311	9.9%
Per Day in Whole USD:
Revenue per Sailing Day:
Freight and related revenue	$29,372	$27,281	$2,091	7.7%
Fuel and other surcharges	$10,670	$6,061	$4,609	76.0%
Expenses per Sailing Day:
Vessel operating expenses	$26,524	$23,181	$3,343	14.4%
Repairs and maintenance	$308	$37	$271	732.4%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as well as changes in Sailing Days during the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010:

(USD in 000’s) (Unaudited)	Sailing Days	Freight and Related Revenue	Fuel and Other Surcharges	Outside Voyage Charter	Total Revenue	Vessel Operating Expenses
Nine month period ended December 31, 2010	3,154	$86,043	$19,117	$7,056	$112,216	$73,113
Changes in the nine month period ended December 31, 2011:
Increase attributable to stronger Canadian dollar		$1,925	$623	$31	$2,579	$1,748
Net changes exclusive of currency impact	311	$13,807	$17,232	$(5,766)	$25,273	$17,046
Sub-Total	311	$15,732	$17,855	$(5,735)	$27,852	$18,794
Nine month period ended December 31, 2011	3,465	$101,775	$36,972	$1,321	$140,068	$91,907

Index

Total revenue during the nine month period ended December 31, 2011 was $140.1 million, an increase of $27.9 million, or 24.8%, compared to $112.2 million during the nine month period ended December 31, 2010. This increase was primarily attributable to higher fuel surcharges and higher freight revenue, offset by substantially reduced outside charter revenue.
During the nine month period ended December 31, 2011, the U.S.-flagged vessels experienced a 5.8% increase in overall customer demand compared to the nine month period ended December 31, 2010. Other than coal, for which U.S.-flag shipments decreased by 6.0%, overall industry tonnage increased for all of the major commodities during the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010.
Freight and related revenue generated from Company-operated vessels increased $15.8 million, or 18.3%, to $101.8 million during the nine month period ended December 31, 2011 compared to $86.0 million during the nine month period ended December 31, 2010. Excluding the impact of currency changes, freight revenue increased 16.0% during the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010. This increase was attributable to 311 additional Sailing Days (resulting in an 18.0% increase in tonnage hauled by our operated vessels) and contractual price increases.
Management believes that each of our vessels should achieve approximately 270 Sailing Days in an average first three fiscal quarters, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period. We operated fourteen vessels during the nine month period ended December 31, 2011, including the two vessels acquired in February 2011 and the vessel acquired in July 2011, compared to twelve vessels during the nine month period ended December 31, 2010.
Freight and related revenue per Sailing Day increased $2,091, or 7.7%, to $29,372 per Sailing Day during the nine month period ended December 31, 2011 compared to $27,281 per Sailing Day during the nine month period ended December 31, 2010. This increase was somewhat offset by inefficiencies experienced earlier in the year in matching fleet configuration with customer requirements, delays in completing required winter work which caused us to begin the 2011 sailing season later than our typical April 1 start date, and one of our vessels being out of service for 61 days due to its repowering.
All of our customer contracts have fuel surcharge provisions whereby the increases and decreases in our fuel costs are passed on to customers. Such increases and decreases in fuel surcharges impact our margin percentages, but do not significantly impact our margin dollars. Fuel and other pass through surcharges increased $17.9 million or 93.4%, to $37.0 million during the nine month period ended December 31, 2011 compared to $19.1 million during the nine month period ended December 31, 2010. This increase was attributable to higher fuel costs, a stronger Canadian dollar and an increased number of Sailing Days. Fuel and other surcharges revenue per Sailing Day increased $4,609 to $10,670 per Sailing Day during the nine month period ended December 31, 2011 compared to $6,061 per Sailing Day during the nine month period ended December 31, 2010.
Outside voyage charter revenue decreased $5.8 million, or 81.3%, to $1.3 million during the nine month period ended December 31, 2011 compared to $7.1 million during the nine month period ended December 31, 2010. The decrease in outside voyage charter revenue was primarily attributable to our purchase in July 2011 of a vessel which we had previously operated under long term time charter.
Vessel operating expenses increased $18.8 million, or 25.7%, to $91.9 million during the nine month period ended December 31, 2011 compared to $73.1 million during the nine month period ended December 31, 2010. This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days, two additional vessels acquired in February 2011, one additional vessel acquired in July 2011 and a stronger Canadian dollar, partially offset by reduction of costs due to the long term lay-up of one of our vessels. Vessel operating expenses per Sailing Day increased $3,343, or 14.4%, to $26,524 per Sailing Day during the nine month period ended December 31, 2011 compared to $23,181 during the nine month period ended December 31, 2010.
Repairs and maintenance expenses, which primarily consist of expensed winter work, were $1.1 million during the nine month period ended December 31, 2011 compared to $0.1 million during the nine month period ending December 31, 2010. Repairs and maintenance per Sailing Day increased $271 to $308 per Sailing Day during the nine month period ended December 31, 2011 from $37 per Sailing Day during the nine month period ended December 31, 2010. This increase, which was incurred almost entirely in our first fiscal quarter, was due to the late sailing of several of our vessels due to delays in completing winter work during the nine month period ending December 31, 2011 compared to the nine month period ended December 31, 2010.

Index

Our general and administrative expenses increased $0.9 million to $8.0 million during the nine month period ended December 31, 2011 compared to $7.1 million during the nine month period ended December 31, 2010. The increase in general and administrative expenses was primarily due to slightly higher compensation costs, $0.2 million attributable to bank administrative fees due under the Black Creek loan, $0.1 million higher audit costs associated with the implementation of compliance with Section 404(b) of the Sarbanes-Oxley Act, and a stronger Canadian dollar. Our general and administrative expenses represented 7.8% of freight revenues during the nine month period ended December 31, 2011, a decrease from 8.2% of freight revenues during the nine month period ended December 31, 2010. During the nine month period ended December 31, 2011, $2.4 million of our general and administrative expenses was attributable to our parent company and $5.6 million was attributable to our operating companies.
Depreciation expense increased $3.2 million to $8.6 million during the nine month period ended December 31, 2011 compared to $5.4 million during the nine month period ended December 31, 2010. The increase was primarily due to $1.8 million attributable to the two vessels acquired in February 2011, a stronger Canadian dollar and increased depreciation from winter 2011 capital expenditures, including the repowering of one of our vessels that was completed in June 2011.
Amortization of drydock costs increased $0.2 million to $2.3 million during the nine month period ended December 31, 2011 compared to $2.1 million during the nine month period ended December 31, 2010 due to the drydock of two of our vessels during the winter of 2011 and a stronger Canadian dollar. During the nine month period ended December 31, 2011, the Company amortized the deferred drydock costs of nine of its fourteen operated vessels, compared to seven of twelve vessels during the nine month period ended December 31, 2010.
Amortization of intangibles increased $0.1 million to $1.0 million during the nine month period ended December 31, 2011 compared to $0.9 million during the nine month period ended December 31, 2010 primarily due to additional amortization related to the vessels acquisition in February 2011 and, to a lesser extent, a stronger Canadian dollar during the nine month period ended December 31, 2011.
As a result of the items described above, during the nine month period ended December 31, 2011, the Company's operating income increased $9.5 million to $26.0 million compared to $16.5 million during the nine month period ended December 31, 2010.
Interest expense increased $2.6 million to $6.8 million during the nine month period ended December 31, 2011 from $4.2 million during the nine month period ended December 31, 2010. This increase in interest expense was primarily a result of an additional $1.2 million attributable to the Black Creek indebtedness, higher interest rate margins, higher term loan interest attributable to the CDN $20.0 million funding used to finance the vessel repowering and other capital expenditures, a higher average revolver debt balance due to higher fuel costs, the increased size of our fleet and a stronger Canadian dollar, partially offset by $0.2 million of capitalized interest attributable to the repowering project during the nine month period ended December 31, 2011.
We recorded a gain on interest rate swap contracts of $0.5 million during the nine month period ended December 31, 2011 compared to a gain of $0.1 million during the nine month period ended December 31, 2010 due to recording the fair value of our two interest rate swap agreements as of the end of such periods.
Our income before income taxes was $19.7 million during the nine month period ended December 31, 2011 compared to income before income taxes of $12.6 million during the nine month period ended December 31, 2010.
Our effective tax rate was 12.7% for the nine month period ended December 31, 2011 compared to a benefit of 3.0% for the nine month period ended December 31, 2010.  Our provision for income tax expense was $2.5 million for the nine month period ended December 31, 2011 compared to a benefit of $0.4 million for the nine month period ended December 31, 2010. The change was due to a combination of higher net income before taxes in the current year, a change in mix of income between the U.S. and Canada, changes in the Company's forecasted U.S. and Canadian tax rates and a change to the consolidated effective tax rate method from the jurisdictional based effective tax rate method utilized in the previous year due to forecasted income in the United States in the current year. The effective tax rate for the current and prior fiscal periods were lower than the statutory tax rate due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets whereby no U.S. federal tax provision was recorded in the Company's U.S. operations, which was partially offset by unfavorable permanent book to tax differences.
Our net income increased $4.3 million to $17.2 million during the nine month period ended December 31, 2011 compared to net income of $12.9 million during the nine month period ended December 31, 2010.
We accrued $2.1 million for cash dividends on our preferred stock during the nine month period ended December 31, 2011

Index

compared to $1.7 million during the nine month period ended December 31, 2010. The dividends accrued at an average rate of 11.9% for the nine month period ended December 31, 2011 compared to an average rate of 11.1% for the nine month period ended December 31, 2010. The dividends increased to 12.0%, effective July 1, 2011, which is the maximum accrual rate for this instrument.
Our net income applicable to common stockholders increased $3.9 million to $15.1 million during the nine month period ended December 31, 2011 compared to net income applicable to common stockholders of $11.2 million during the nine month period ended December 31, 2010.
The Canadian dollar strengthened by approximately 3.7% compared to the U.S. dollar, averaging approximately $1.011 USD per CDN during the nine month period ended December 31, 2011 compared to approximately $0.974 USD per CDN during the nine month period ended December 31, 2010. The Company's balance sheet translation rate decreased from $1.031 USD per CDN at March 31, 2011 to $0.983 USD per CDN at December 31, 2011.
During the nine month period ended December 31, 2011, the Company operated six vessels in the U.S. and eight vessels in Canada, and the percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, consistent with our percentage of average indebtedness by country.

Impact of Inflation and Changing Prices

During the nine month period ended December 31, 2011, there were increases in our fuel costs. Our contracts with our customers provide for recovery of fuel costs over specified rates through fuel surcharges. In addition, there were changes in the exchange rate between the U.S. dollar and the Canadian dollar, which impacted our translation of our Canadian subsidiary's revenue and costs to U.S. dollars by an increase of approximately 3.5 % compared to the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statement of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the nine month periods ended December 31, 2011 and December 31, 2010. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowing under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to a deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and/or be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.

Index

Net cash provided by operating activities for the nine month period ended December 31, 2011 was $12.5 million, an increase of $5.6 million compared to $6.9 million during the nine month period ended December 31, 2010. This increase in net cash provided was primarily attributable to higher cash earnings, partially offset by higher deferred drydock costs and a higher increase in working capital during the nine month period ended December 31, 2011.
Net cash used in investing activities increased by $34.5 million to $47.0 million during the nine month period ended December 31, 2011 compared to cash used in investing activities of $12.5 million during the nine month period ended December 31, 2010. This increase was primarily attributable to the payments of capital expenditures related to the repowering of one of our vessels and the acquisition of three vessels.
Net cash provided from financing activities was $35.6 million during the nine month period ended December 31, 2011, compared to cash flows provided from financing activities of $15.7 million during the nine month period ended December 31, 2010. During the nine month period ended December 31, 2011, the Company received $15.4 million in net proceeds from a public sale of its common stock. The Company made principal payments on its term debt of $4.2 million during the nine month period ended December 31, 2011 compared to $2.8 million during the nine month period ended December 31, 2010. We also paid $3.5 million in bank fees and legal costs in connection with the Fourth Amendment of our prior credit agreement and our Second Amended and Restated Credit Agreement during the nine month period ended December 31, 2011, which increased term loans and extended the maturity date of such credit facility for two years to April 1, 2015. During the nine month period ended December 31, 2011, the Company received $29.1 million of proceeds from long-term debt compared to $18.8 million in the nine month period ended December 31, 2010.
During the nine month period ended December 31, 2011, long-term debt, including the current portion, increased $21.8 million to $134.0 million from $112.2 million at March 31, 2011, which reflected proceeds of $29.1 million of new term loans, a decrease of $4.2 million due to scheduled principal payments made during such period and a decrease of $3.1 million due to the weaker Canadian dollar.
On September 21, 2011, the Company completed a public underwritten offering of 2,800,000 shares of the Company's common stock for $6.00 per share. The Company's proceeds from the offering, net of underwriter's commissions and legal and accounting costs, were $15.4 million. The Company used the net proceeds from the offering to partially fund the acquisition of a bulk carrier on October 14, 2011, and an articulated tug and barge on December 1, 2011.
On September 28, 2011, Lower Lakes Towing, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a wholly-owned subsidiary of Rand, and Rand, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amended and restated the borrowers' prior credit agreement in its entirety.

The Second Amended and Restated Credit Agreement continued the tranches of loans provided for under the prior credit agreement, and provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Second Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13.5 million with a seasonal overadvance facility of CDN $10.0 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4.0 million, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13.5 million with a seasonal over advance facility of US $10.0 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing and a swing line facility of US $4.0 million, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $56.1 million as of the date of the Second Amended and Restated Credit Agreement, (iv) the continuation of a US dollar denominated term loan facility under which Grand River is obligated to the lenders in the amount of US $17.2 million as of the date of the Second Amended and Restated Credit Agreement, and (v) the continuation of a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $6.3 million as of the date of the Second Amended and Restated Credit Agreement.

Index

Under the Second Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2015. The outstanding principal amount of the Canadian term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $0.9 million commencing December 1, 2011 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan shall be payable upon the Canadian term loan facility's maturity on April 1, 2015. The outstanding principal amount of the US term loan borrowings will be repayable as follows: (i) quarterly payments of US $0.4 million commencing December 1, 2011 and ending on March 1, 2015 and (iii) a final payment in the outstanding principal amount of the US term loan shall be payable upon the US term loan facility's maturity on April 1, 2015. The outstanding principal amount of the Canadian “Engine” term loan borrowings will be repayable as follows: (i) quarterly payments of CDN $0.1 million commencing quarterly December 1, 2011 and ending March 1, 2015 and (iii) a final payment in the outstanding principal amount of the Engine term loan shall be payable upon the Engine term loan facility's maturity on April 1, 2015.

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the Canadian term loan bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Second Amended and Restated Credit Agreement) plus 4.50% per annum. Borrowings under the US revolving credit facility, US swing line facility and the US term loan bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the Second Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum. Borrowings under the Canadian “Engine” term loan bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Second Amended and Restated Credit Agreement) plus 5.00% per annum.

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

Under the Second Amended and Restated Credit Agreement, the borrowers are required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

The Second Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors', the borrowers', and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios, including minimum EBITDA (as defined therein), minimum fixed charge ratios, maximum senior debt-to-EBITDA ratios, and maximum capital expenditures and drydock expenditures. The Company met those financial covenants during the nine month period ended December 31, 2011. The Second Amended and Restated Credit Agreement's covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Second Amended and Restated Credit Agreement being accelerated.

On December 1, 2011, Lower Lakes, Lower Lakes Transportation, Grand River, the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, Inc., as Agent, entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement.

The Amendment increased (i) the US Term Loan (as such term is defined in the Credit Agreement) by US $25.0 million (ii) the quarterly payments due under the US Term Loan from US $0.4 million to US $0.7 million beginning with the quarterly payment due in June 2012 and (iii) the seasonal overadvance revolving credit facility to US $12.0 million, subject to certain limitations. Additionally, the Amendment eliminates the quarterly payments due under the US Term Loan in December 2011 and March 2012. The Amendment also modified the definitions of “Capital Expenditures”, “Cdn. Vessels”, “EBITDA”, “Fleet Mortgage”, “Requisite Lenders”, “Requisite Revolving Lenders” and “US Owned Vessels” and amended the Minimum EBITDA, Maximum Senior Debt to EBITDA Ratio, Maximum Capital Expenditures, Minimum Appraised Value to Term Loan Outstandings and Minimum Liquidity covenants.

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

The outstanding principal amount of the Black Creek term loan is repayable as follows: (i) quarterly payments of US $0.5 million commencing September 30, 2011 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan payable upon the term loan's maturity on February 11, 2014.

The term loan bears an interest rate per annum, at Black Creek's option, equal to (i) LIBOR (as defined in the Black Creek Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Black Creek Credit Agreement), plus 3.75% per annum.

Obligations under the Black Creek Credit Agreement are secured by (i) a first priority lien and security interest on all of Black Creek's and Black Creek Holding's assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Black Creek Credit Agreement is unconditionally guaranteed by the guarantor, and such guaranty is secured by a lien on substantially all of the assets of Black Creek and Black Creek Holdings.

Under the Black Creek Credit Agreement, Black Creek will be required to make mandatory prepayments of principal on the term loan (i) in the event of certain dispositions of assets and insurance proceeds (as subject to certain exceptions), in an amount equal to 100% of the net proceeds received by Black Creek there from, and (ii) in an amount equal to 100% of the net proceeds to Black Creek from any issuance of Black Creek's debt or equity securities.

The Black Creek Credit Agreement contains certain covenants, including those limiting the guarantors' and Black Creek's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios.  Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated.

Preferred Stock and Preferred Stock Dividends

The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007.  The shares of the series A convertible preferred stock rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2011 was $9.5 million compared to $7.5 million at March 31, 2011.  As of December 31, 2011, the effective rate of preferred dividends was 12%.  During the three month period ended December 31, 2010, the effective rate of preferred dividends was 11.25%.  The dividend rate increased to a cap of 12% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company's Second Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.

Index

Investments in Capital Expenditures and Drydockings

We invested $12.0 million in accrued capital expenditures and drydock expenses during the nine month period ended December 31, 2011, including final winter 2011 capital expenditure and drydocking costs, compared to $10.4 million invested during the nine month period ended December 31, 2010.
The Company completed the repowering of the Michipicoten on May 31, 2011 and the vessel is now fully operational. The Company took the vessel out of service in December 2010.  This project cost approximately $19.5 million.  The benefits of the conversion include increased revenues from higher speeds and lower costs from reduced fuel consumption, labor, maintenance and other operating expenses.

Vessel Acquisitions

On February 11, 2011, Black Creek acquired two articulated tug and barge units for consideration consisting of (i) $35.5 million cash paid at closing, (ii) $3.6 million cash to be paid by Black Creek Holdings in 72 monthly installments of $0.05 million beginning on April 15, 2011; (iii) a promissory note of Black Creek Holdings in the principal amount of $1.5 million, which was subsequently repaid on December 15, 2011; and (iv) 1,305,963 shares of the Company's common stock.

On July 21, 2011, Lower Lakes acquired a Canadian-flagged dry bulk carrier for CDN $2.7 million with borrowings under the Canadian term loan.

On September 21, 2011, Lower Lakes Towing and Grand River entered into an Asset Purchase Agreement with U.S. United Ocean Service, LLC (“USUOS”) pursuant to which Lower Lakes Towing agreed to purchase a bulk carrier from USUOS for a purchase price of $5.3 million plus the value of the remaining bunkers and unused lubricating oils onboard such bulk carrier at the closing of the acquisition. We completed the acquisition of such bulk carrier on October 14, 2011. We used a portion of the net proceeds from the equity offering described above under “Liquidity and Capital Resources” to fund deferred drydock costs and improvements to such bulk carrier.

Also on September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Tug Agreement”) with USUOS pursuant to which Grand River purchased a tug (the “Tug”) from USUOS for a purchase price of $7.8 million plus the value of the remaining bunkers and unused lubricating oils onboard the Tug at the closing of the acquisition. We completed the acquisition of the Tug on December 1, 2011.

Additionally, on September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Barge Agreement”) with USUOS pursuant to which USUOS granted Grand River the option to act as USUOS's third-party designee to purchase a self-unloading barge (the “Barge”) for a purchase price of $12.0 million plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition. In connection with the option described in the preceding sentence, on December 1, 2011, Grand River entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement with U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, pursuant to which Grand River acquired the Barge, together with the related stores and equipment, for a purchase price of US $12.0 million plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition.

Foreign Exchange Rate Risk

We have foreign currency exposure related to the currency related remeasurements of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At December 31, 2011, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $62.3 million of term borrowings in Canada. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden change in exchange rates can increase the indebtedness as converted to U.S. dollars before operating cash flows can make up for such a currency rate change.
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

Index

Interest Rate Risk

We were exposed to changes in interest rates associated with any revolver indebtedness and a portion of our term debt at December 31, 2011. We were exposed to CDN $39.2 million of our term loans in Canada and $25.4 million of our term loans in the U.S. under our Second Amended and Restated Credit Agreement. We were also exposed to $30.5 million of our Black Creek indebtedness. Interest rates on Canadian revolver debt and Canadian term debt vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on all U.S. borrowings.
As of December 31, 2011, we held two interest rate swap contracts for approximately 30.0% of the sum of our Lower Lakes term loans and Black Creek term loans based on three month BA rates for the Canadian term loans and three month U.S. Libor rates for the U.S. term loans, which were set in February 2008. These two contracts will expire on April 1, 2013. The rates on these instruments, prior to the addition of the lender's margin, are 4.09% on the Canadian term loans, and 3.65% on the U.S. term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.

Off-Balance Sheet Arrangements

On August 27, 2007, in connection with the entry into a contract of affreightment with Voyageur Maritime Transport Limited (“Voyageur”) and Voyageur Maritime Trading Inc. (“VMT”) and an option agreement with VMT, Lower Lakes Towing entered into a Guarantee (the “Guarantee”) with GE Canada Finance Holding Company (“GE Canada”), pursuant to which Lower Lakes Towing agreed to guarantee up to CDN $1.3 million (the "Guaranteed Obligations") of Voyageur's indebtedness to GE Canada, with Lower Lakes Towing's obligations becoming due and payable should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breached certain of its obligations under the COA. Lower Lakes Towing's maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee. Lower Lakes secured its obligations under the Guarantee with a Letter of Credit (the “Letter of Credit”) issued under its credit facility. Lower Lakes Towing had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as were reasonably satisfactory to GE Canada and Voyageur.
In connection with the Guarantee, as of March 31, 2011 we recorded a loss contingency of $1.3 million on Lower Lakes Towing's guarantee of Voyageur's indebtedness with GE Canada, following the Maritime Trader's (the "Trader") placement in receivership as of March 14, 2011. Due to Voyageur's failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the Letter of Credit, with the CDN $1.3 million added to Lower Lakes' revolving borrowings under its credit facility. GE Canada, in its capacity as a lender to Voyageur, placed the Trader into receivership, and auctioned the vessel in accordance with the laws of Ontario.
Voyageur was previously determined to be a variable interest entity of the Company under U.S. GAAP. We believe that Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owns the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur's failure to pay principal and interest due to GE Canada in February 2011. On July 21, 2011, Lower Lakes completed the acquisition of the Trader pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.  We were never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship. The Company provided no loan support or liquidity to Voyageur during the nine month period ended December 31, 2011.

Index

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

Consistent with shipping industry practice, we generally treat the acquisition of a vessel as the acquisition of an asset rather than a business. In cases where a vessel services a contract of affreightment with a third party customer and the buyer desires to acquire such contract, the seller generally cannot transfer the contract to the buyer without the customer's consent. The purchase of a vessel itself typically does not transfer the contracts of affreightment serviced by such vessel because such contracts are separate service agreements between the vessel owner and its customers.

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

When we purchase a vessel and assume or renegotiate contracts of affreightment associated with the vessel, we must take the following steps before the vessel will be ready to commence operations:

•obtain the customer's consent to us as the new owner if applicable;
•arrange for a new crew for the vessel;
•replace all hired equipment on board, such as gas cylinders and communications equipment;
•negotiate and enter into new insurance contracts for the vessel through our own insurance brokers; and
•implement a new planned maintenance program for the vessel.

The following discussion is intended to provide an understanding of how acquisitions of vessels affect our business and results of operations.

Our business is comprised of the following main elements:

•employment and operation of our drybulk vessels;
•scheduling our vessels to satisfy customer's contracts of affreightment; and

•	management of the financial, general and administrative elements involved in the conduct of our business and ownership of our drybulk vessels.

The employment and operation of our vessels requires the following main components:

•vessel maintenance and repair;
•crew selection and training;
•vessel spares and stores supply;
•planning and undergoing drydocking, special surveys and other major repairs;
•organizing and undergoing regular classification society surveys;
•contingency response planning;
•onboard safety procedures auditing;
•accounting;
•vessel insurance arrangement;
•vessel scheduling;
•vessel security training and security response plans (ISPS);
•obtain ISM certification and audit for each vessel within six months of taking over a vessel;
•vessel hire management;
•vessel surveying; and
•vessel performance monitoring.

Index

 The management of financial, general and administrative elements involved in the conduct of our business and ownership of our vessels requires the following main components:

•management of our financial resources, including banking relationships (e.g. administration of bank loans);
•management of our accounting system and records and financial reporting;
•administration of the legal and regulatory requirements affecting our business and assets; and
•management of the relationships with our service providers and customers.

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

Critical Accounting Policies

Rand's significant accounting policies are presented in Note 1 to its consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this quarterly report on Form 10-Q. While all accounting policies affect the financial statements, certain policies may be viewed as critical.
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

Index

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

Although customer contracts have a typical duration of only three to five years, the Company has experienced a consistent track record of serial renewals by its significant contract customers (and such customers comprise most of the Company's business). The Company's customer relationships are fortified by the fact that there are a limited number of Great Lakes shipping companies as well as a declining number of vessels operating on the Great Lakes. The Company has an additional advantage in that it operates half of the vessels on the Great Lakes which are classified as “river-class vessels” and capable of accessing docks and customers not accessible to larger vessels. Accordingly, customers have a substantial interest in protecting their Great Lakes transportation relationships. Based on the foregoing, and in compliance with SFAS 142, the Company has determined that 15 years is the most appropriate “best estimate” amortization period for its customer relationships and contracts. The Company has estimated a 10 year useful life for its trademarks and trade names. In accordance with ASC350-30-35 “Determining the Life of an Intangible Asset”, since the Company cannot reliably determine the pattern of economic benefit of the use of the customer relationships and trademarks and trade names, the Company has determined that the straight line amortization is appropriate.
Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.
Impairment of fixed assets and intangible assets with finite lives
Fixed assets and finite-lived intangible assets are tested for impairment when a triggering event occurs. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related assets, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2011.
Impairment of goodwill
As of March 31, 2011, the Company made its annual test of goodwill. Significant assumptions are inherent in this process, including estimates of our undiscounted cash flows, discount rates, comparable companies and comparable transactions. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company presently has no intangible assets not subject to amortization other than goodwill. The fair market values of each of our reporting units exceeded the sum of the carrying values of those reporting units at March 31, 2011. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our goodwill during the nine month period ended December 31, 2011.

Index

Income taxes
The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. The determination to set up a valuation allowance is dependent on (1) management's estimates of whether taxable income in future periods for each taxable entity is sufficient that deferred income tax assets will be realized, except for the change in foreign exchange loss, based on the performance of the entity and the expected timing of the reversal of the deferred tax liabilities, and (2) tax net operating losses in particular entities in recent years. Such management estimates are subject to uncertainty.
The Company adopted the accounting guidance related to the accounting for uncertainty in income taxes effective April 1, 2007 which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Establishing accruals for tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues (if any) and amounts recorded on financial statements. The ultimate resolution of such uncertain tax benefits may differ from management's estimate, potentially impacting the Company's results of operations, cash flows, or financial position. However, the impact of the Company's reassessment of its tax positions did not have a material effect on the results of operations, financial condition or liquidity.
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

Index

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

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company's consolidated financial statements.

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

Disclosures about offsetting assets and liabilities
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about offsetting assets and liabilities" ("ASU 2011-11"). ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. The Company is currently reviewing the effects of ASU 2011-11.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
No change occurred in our internal controls concerning financial reporting during the three month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Index

Item 4.	Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RAND LOGISTICS, INC.

Date:	February 9, 2012	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date:	February 9, 2012	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Index

Exhibit Index

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.