Form 10-K
period 2012-03-31
Rand Logistics, Inc.
filed 2012-06-08
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2012
or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2011 was $81,944,564.
17,722,032 shares of Common Stock were outstanding at June 7, 2012
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 21, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company (“Lower Lakes Transportation”), provides bulk freight shipping services throughout the Great Lakes region and, at the time of its acquisition, operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. (“Grand River”). Prior to the acquisition, we did not conduct, or have any investment in, any operating business. Subsequent to the acquisition, we have added ten vessels to our fleet through acquisition transactions, including the 2011 acquisitions of three articulated tug and self-unloading barge units and two bulk carriers, and we also retired two smaller vessels. In this Annual Report on Form 10-K, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes’ business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping Company, Inc. (“Black Creek”).
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
Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt. Lower Lakes’ top ten customers accounted for approximately 63% of its revenue during the fiscal year ended March 31, 2012. Lower Lakes is the sole-source shipping provider to several of its customers. With few exceptions, Lower Lakes’ customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum tonnage, annual price escalation features, and fuel surcharges. Lower Lakes’ key customers include ADM Agri-Industries; Bunge Canada; Cargill; CARMEUSE S.A.; Essar Steel; James Richardson International Ltd.; and Lafarge S.A.
Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors: Algoma Central Corporation and American Steamship Company. Algoma Central Corporation is a Canadian company that owns 19 self-unloading vessels, three of which are River Class boom-forward vessels. American Steamship Company operates in the U.S. and maintains a fleet of 17 vessels, three of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer’s schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.
We believe that the available shipping capacity on the Great Lakes is declining over the long term as aging fleets are retired. We do not believe that such retirements will be fully replaced with new or refurbished capacity until freight rates are substantially increased to justify such capital investments.
As of March 31, 2012, Lower Lakes had approximately 482 full-time employees, 47 of whom were shoreside and management and 435 of whom were shipboard employees. Approximately 40% of Lower Lakes’ shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.
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
Capital expenditures and other costs necessary to operate and maintain Lower Lakes’ vessels tend to increase with the age of each vessel. Accordingly, it is likely that the operating costs of Lower Lakes’ older vessels will increase. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require Lower Lakes to make additional expenditures. For example, if the U.S. Coast Guard, Transport Canada or independent classification societies (including organizations such as the American Bureau of Shipping and Lloyd's Register that inspect the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment. To satisfy any such requirement, Lower Lakes may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable Lower Lakes to operate its older vessels profitably during the remainder of their anticipated economic lives.
If Lower Lakes is unable to fund its capital expenditures, drydock costs and winter work expenses, Lower Lakes may not be able to continue to operate some of its vessels, which would have a material adverse effect on our business.
In order to fund Lower Lakes’ capital expenditures, drydock costs and winter work expenses, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. Our failure to obtain the funds for necessary future capital expenditures and winter work expenses would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business, results of operations and financial condition.
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
Because Lower Lakes generates approximately 54% of its revenues and incurs approximately 54% of its expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer reduced U.S. dollar earnings.
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
The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,419,355 shares of our common stock, subject to certain adjustments, which, on an “as converted” basis, representing approximately 12% of our aggregate outstanding common stock.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.

We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future acquisition, which would reduce the equity interest of our stockholders.
Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 32,277,968 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.
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
Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate an acquisition, you will not be asked to vote on any proposed acquisition.
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
The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes’ and Black Creek’s owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd’s Register.
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
Rand is subject to the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, and other U.S. laws and the Coasting Trade Act (Canada), that restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, vessels must be at least 75% owned and operated by U.S. citizens and manned by U.S. crews and, in addition, the vessels must have been built in the United States. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to its U.S. flagged vessels, Rand is responsible for monitoring the ownership of its capital stock to ensure compliance with U.S. maritime laws. If Rand does not comply with these restrictions, Rand will be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances Rand will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for its vessels, and fines or forfeiture of the vessels.
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
As of March 31, 2012, the average age of the vessels operated by Lower Lakes was approximately 51 years. The expense of maintaining, repairing and upgrading Lower Lakes’ vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any of its vessels, our financial performance would be adversely affected.
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
Rand’s operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes’ vessels. Fuel prices have increased substantially since 2004. Although fuel price escalation clauses are included in substantially all of Lower Lakes’ contracts of affreightment, which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand’s operating results will be adversely affected.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We maintain our executive offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our chairman of the board and chief executive officer and Edward Levy, our president. We currently lease the following properties:

o	Lower Lakes Towing leases approximately 4,500 square feet of warehouse space at 107 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2017.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 1,300 square feet of space at 32861 Pin Oak Parkway, Suite B, Avon Lake, Ohio under a lease that expires on March 31, 2014.

o	Grand River leases approximately 300 square feet at 3301 Veterans Drive. Suite 210, Traverse City, Michigan under a lease that is renewed on a monthly basis.

o	Rand Finance Corp., a wholly-owned subsidiary of the Company, leases approximately 400 square feet at 17 Wilson Road, Chelmsford, Massachusetts under a lease that is renewed on a monthly basis.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on the NASDAQ Capital Market under the symbol RLOG. The following table sets forth the high and low sales prices for each full quarterly period within the two most recent fiscal years.

	Common Stock
Quarter Ended	High	Low
June 30, 2010	$5.50	$4.66
September 30, 2010	$5.24	$4.70
December 31, 2010	$5.05	$4.02
March 31, 2011	$8.25	$4.66
June 30, 2011	$8.22	$6.35
September 30, 2011	$7.96	$5.80
December 31, 2011	$7.00	$5.73
March 31, 2012	$9.10	$6.26

Holders
As of June 7, 2012, there were 17 holders of record of our common stock.
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

ITEM 6.    SELECTED FINANCIAL DATA
For the fiscal year ended March 31, 2012, we were a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and accordingly are not required to provide the information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts are presented in millions except share, per share and per day amounts. The following management’s discussion and analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
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
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of seventeen cargo-carrying vessels (one of which is no longer sailing). We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment. We transport limestone, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.
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
Results of Operations for the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011
Selected Financial Information

(USD in 000’s)	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011	$ Change	% Change
Revenue:
Freight and related revenue	$107,618	$90,433	$17,185	19.0%
Fuel and other surcharges	$38,886	$20,471	$18,415	90.0%
Outside voyage charter revenue	$1,321	$7,074	$(5,753)	(81.3)%
Total	$147,825	$117,978	$29,847	25.3%
Expenses:
Outside voyage charter fees	$1,312	$7,052	$(5,740)	(81.4)%
Vessel operating expenses	$97,274	$77,177	$20,097	26.0%
Repairs and maintenance	$7,179	$5,456	$1,723	31.6%
Sailing days:	3,721	3,338	383	11.5%
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$28,922	$27,092	$1,830	6.8%
Fuel and other surcharges	$10,450	$6,133	$4,317	70.4%
Expenses per sailing day:
Vessel operating expenses	$26,142	$23,121	$3,021	13.1%
Repairs and maintenance	$1,929	$1,635	$294	18.0%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011:

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Fiscal year ended March 31, 2011	3,338	$90,433	$20,471	$7,074	$117,978	$77,177
Changes in fiscal year ended March 31, 2012:
Increase attributable to stronger Canadian dollar		1,906	604	31	2,541	1,735
Net increase attributable to customer demand and pricing (excluding currency impact)	383	15,279	17,811		33,090	18,362
Changes in outside voyage charter revenue (excluding currency impact)				(5,784)	(5,784)
Sub-total	383	$17,185	$18,415	$(5,753)	$29,847	$20,097
Fiscal year ended March 31, 2012	3,721	$107,618	$38,886	$1,321	$147,825	$97,274

Total revenue during the fiscal year ended March 31, 2012 was $147.8 million, an increase of $29.8 million, or 25.3%, compared to $118.0 million during the fiscal year ended March 31, 2011. This increase was primarily attributable to higher freight revenue and fuel surcharges and the stronger Canadian dollar, offset by substantially reduced outside charter revenue.
During the fiscal year ended March 31, 2012, U.S.- flagged vessels industry-wide experienced a 5.8% increase in overall customer demand compared to the fiscal year ended March 31, 2011. Other than coal, for which U.S.-flagged shipments decreased by 6.0%, overall industry tonnage increased for all of the major commodities during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011.
Freight and other related revenue generated from Company-operated vessels increased $17.2 million, or 19.0%, to $107.6 million during the fiscal year ended March 31, 2012 compared to $90.4 million during the fiscal year ended March 31, 2011. Excluding the impact of currency changes, freight revenue increased 16.9% during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011. This increase was attributable to 383 additional Sailing Days (resulting in an 18.2% increase in tonnage hauled by our operated vessels) and contractual price increases.
Management believes that each of our vessels should achieve approximately 270 Sailing Days in an average Great Lakes season assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period. We operated fourteen vessels during the fiscal year ended March 31, 2012, including the two vessels acquired in February 2011 and the vessel acquired in July 2011, compared to twelve vessels during the fiscal year ended March 31, 2011. The Company did not sail the two vessels acquired in the third quarter of the fiscal year ended March 31, 2012.
The Company’s vessels sailed an average of approximately 266 Sailing Days during the fiscal year ended March 31, 2012 compared to 278 Sailing Days during the fiscal year ended March 31, 2011.
Freight and related revenue per Sailing Day increased $1,830, or 6.8%, to $28,922 per Sailing Day in the fiscal year ended March 31, 2012 compared to $27,092 per Sailing Day during the fiscal year ended March 31, 2011. This increase was somewhat offset by inefficiencies experienced earlier in the year in matching fleet configuration with customer requirements, delays in completing required winter work (which delays caused us to begin the 2011 sailing season later than our typical April 1 start date) and one of our vessels being out of service for 61 days due to its repowering.
All of our customer contracts have fuel surcharge provisions whereby increases and decreases in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges increased $18.4 million, or 90.0%, to $38.9 million during the fiscal year ended March 31, 2012 compared to $20.5 million during the fiscal year ended March 31, 2011. This increase was attributable to higher fuel costs, a stronger Canadian dollar and an increased number of Sailing Days. Fuel and other surcharges per Sailing Day increased $4,317 to $10,450 per Sailing Day in the fiscal year ended March 31, 2012 compared to $6,133 per Sailing Day in the fiscal year ended March 31, 2011.
Outside voyage charter revenues decreased $5.8 million, or 81.3%, to $1.3 million during the fiscal year ended March 31, 2012 compared to $7.1 million during the fiscal year ended March 31, 2011. The decrease in outside voyage charter revenues was due to our purchase in July 2011 of a vessel that we had previously operated under long term time charter.
Vessel operating expenses increased $20.1 million, or 26.0%, to $97.3 million in the fiscal year ended March 31, 2012 compared to $77.2 million in the fiscal year ended March 31, 2011. This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days, two additional vessels acquired in February 2011, one additional vessel acquired in July 2011 and a stronger Canadian dollar, partially offset by a reduction of costs due to the long term lay-up of one of our vessels during the fiscal year ended March 31, 2012. Vessel operating expenses per Sailing Day increased $3,021, or 13.1%, to $26,142 per Sailing Day in the fiscal year ended March 31, 2012 from $23,121 per Sailing Day in the fiscal year ended March 31, 2011.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $1.7 million to $7.2 million in the fiscal year ended March 31, 2012 from $5.5 million during the fiscal year ended March 31, 2011. Repairs and maintenance per Sailing Day increased $294 to $1,929 per Sailing Day in the fiscal year ended March 31, 2012 from $1,635 per Sailing Day in the fiscal year ended March 31, 2011. This increase was primarily due to the combined impact of the delays in completing winter work at the start of the 2011 sailing season and the normal winter work done during the fourth quarter of the fiscal year ended March 31, 2012.
Our general and administrative expenses increased $1.1 million to $11.0 million in the fiscal year ended March 31, 2012 from $9.9 million in the fiscal year ended March 31, 2011. This increase was a result of higher compensation costs, $0.2 million attributable to bank administrative fees due under the Black Creek loan, $0.1 million of audit costs associated with the implementation of compliance with section 404(b) of the Sarbanes-Oxley Act and the stronger Canadian dollar in the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011. Our general and administrative expenses represented 10.2% of freight revenues during the fiscal year ended March 31, 2012, a decrease from 10.9% of freight revenues during the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2012, $3.1 million of our general and administrative expenses was attributable to our parent company and $7.9 million was attributable to our operating companies.
Depreciation expense increased $3.9 million to $11.6 million during the fiscal year ended March 31, 2012 compared to $7.7 million during the fiscal year ended March 31, 2011. The increase in depreciation expense was primarily attributable to (i) the two vessels acquired in February 2011 and the vessel acquired in July 2011, which collectively represented an increase of $2.6 million, (ii) a stronger Canadian dollar and (iii) increased depreciation from winter 2011 capital expenditures, including the repowering of one of our vessels that was completed in June 2011.
Amortization of drydock costs increased $0.2 million to $3.0 million during the fiscal year ended March 31, 2012 from $2.8 million during the fiscal year ended March 31, 2011 due to the stronger Canadian dollar in the fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2012, the Company amortized the deferred drydock costs of nine of its fourteen operated vessels, compared to eight vessels during the fiscal year ended March 31, 2011.
Amortization of intangibles increased $0.1 million to $1.3 million during the fiscal year ended March 31, 2012 from $1.2 million during the fiscal year ended March 31, 2011 primarily due to additional amortization related to the vessels acquired in February 2011 and, to a lesser extent, a stronger Canadian dollar.
As a result of the items described above, during the fiscal year ended March 31, 2012, the Company’s operating income increased $8.4 million to $15.2 million compared to operating income of $6.8 million during the fiscal year ended March 31, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 69.4%, or $12.8 million, to $31.2 million during the fiscal year ended March 31, 2012 from $18.4 million during the fiscal year ended March 31, 2011.
Interest expense increased $3.6 million to $9.3 million during the fiscal year ended March 31, 2012 from $5.7 million during the fiscal year ended March 31, 2011. This increase in interest expense was primarily attributable to higher average debt balances due to the $20 million increase in the Canadian Term Loan in August 2010 (partially offset by a lower revolver debt balance), the $31 million Black Creek loan in February 2011, the CDN $4.0 million increase in the Canadian Term Loan in July 2011, the $25.0 million increase in the US Term Loan on December 1, 2011 and higher amortization of deferred financing costs, partially offset by interest expense capitalized with the capital expenditures of the repowering of the Michipicoten.
We recorded a gain on interest rate swap contracts of $0.8 million in the fiscal year ended March 31, 2012 compared to a gain of $0.5 million recorded in the fiscal year ended March 31, 2011 due to the recording of the fair value of our two interest rate swaps at the end of each such periods.
Our income before income taxes was $6.7 million in the fiscal year ended March 31, 2012 compared to income before income taxes of $0.3 million in the fiscal year ended March 31, 2011.
Our effective tax rate was a benefit of 21.3% for the fiscal year ended March 31, 2012 compared to an expense of 54.9% for the fiscal year ended March 31, 2011. Our provision for income tax expense was a benefit of $1.4 million during the fiscal year ended March 31, 2012 compared to a provision for income tax expense of $0.1 million during the fiscal year ended March 31, 2011. This change was due to a combination of higher net income before taxes in the fiscal year ended March 31, 2012, a change in mix of income between the United States and Canada and the full reversal of the Federal valuation allowance.
Our effective tax rate for the fiscal year ended March 31, 2012 was lower than the statutory tax rate due to the tax benefit associated with the reversal of the valuation allowance related to the net U.S. Federal deferred tax assets against current income before taxes. The Federal valuation allowance was reversed based on our improved profitability. Our effective tax rate for the fiscal year ended March 31, 2011 was higher than the statutory tax rate due to imputed interest income and state and foreign income taxes, which were offset substantially by the reduction in the federal valuation allowance.
Our net income before preferred stock dividends was $8.1 million in the fiscal year ended March 31, 2012 compared to $0.1 million in the fiscal year ended March 31, 2011.
We accrued $2.8 million for cash dividends on our preferred stock during the fiscal year ended March 31, 2012 compared to $2.4 million during the fiscal year ended March 31, 2011. The dividends accrued at an average rate of 11.9% during the fiscal year ended March 31, 2012. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $5.3 million during the fiscal year ended March 31, 2012 compared to a loss of $2.2 million during the fiscal year ended March 31, 2011.
During the fiscal year ended March 31, 2012, the Company operated an average of approximately six vessels in the US and eight vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs, and combined depreciation and amortization costs, approximate the percentage of vessel ownership by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada. Approximately 52% of our interest expense is incurred in Canada, and approximately 48% of our gain on interest rate swap contracts was realized in Canada, consistent with our percentage of overall indebtedness by country. All of our preferred stock dividends are accrued in the US.
Impact of Inflation and Changing Prices
During the fiscal year ended March 31, 2012, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was significant volatility in the exchange rate between the US dollar and the Canadian dollar during the past two fiscal years, which impacted our translation of revenue and costs to US dollars by an increase of approximately 2.2% during the fiscal year ended March 31, 2012.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the fiscal years ended March 31, 2012 and March 31, 2011. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities for the fiscal year ended March 31, 2012 was $19.1 million, an increase of $7.9 million compared to $11.2 million in the fiscal year ended March 31, 2011. This increase in net cash provided was primarily due to higher cash earnings, offset partially by substantially higher deferred drydock costs in the fiscal year ended March 31, 2012. The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during the fiscal year ended March 31, 2012. The timing of the end of the Company’s fiscal year in relation to the sailing season allows most of a sailing season’s receivables to be collected prior to the end of the Company’s fiscal year. In addition, the earlier start of a sailing season prior to April 1, can increase the amount of accounts receivable and accounts payable in the Company’s balance sheet at the end of our fiscal year.
Net cash used in investing activities decreased by $13.5 million to net cash used of $51.9 million during the fiscal year ended March 31, 2012 from net cash used of $65.4 million during the fiscal year ended March 31, 2011. This decrease was due primarily to the purchase of three vessels during the fiscal year ended March 31, 2012 at a lower combined acquisition cost than the vessels acquired in the fiscal year ended March 31, 2011, offset by higher capital spending primarily attributable to upgrades to the vessels we acquired in the fiscal year ended March 31, 2012.
Net cash provided in financing activities decreased $22.7 million to $33.9 million provided during the fiscal year ended March 31, 2012 compared to $56.6 million provided in the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2012, the Company received debt proceeds of $29.1 million, received proceeds from newly-issued shares of common stock of $15.5 million; and made principal payments on its term debt of $5.8 million. During the fiscal year ended March 31, 2011, the Company received debt proceeds of $54.1 million; received proceeds from shares issued of $6.8 million and made principal payments on its term debt of $4.1 million.
During the fiscal year ended March 31, 2012, long-term debt, including the current portion, increased $21.4 million to $133.6 million from $112.2 million in the fiscal year ending March 31, 2011, including $29.1 million of new loans offset by $5.8 million in scheduled principal payments, as well as a $1.9 million decrease due to the weaker Canadian dollar. In addition, the Company received a seller note and deferred payment liabilities valued at $4.4 million in connection with the acquisition of two vessels in the fiscal year ended March 31, 2011. The Company paid $1.9 million towards the seller's note and deferred payment liabilities during the year ended March 31, 2012.
On September 21, 2011, the Company completed a public underwritten offering of 2,800,000 shares of the Company's common stock for $6.00 per share. The Company's proceeds from the offering, net of underwriter's commissions and legal and accounting costs, were $15.5 million. The Company used the net proceeds from the offering to partially fund the acquisition of a bulk carrier on October 14, 2011 and an articulated tug and barge on December 1, 2011.
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

The Amendment increased (i) the US Term Loan (as such term is defined in the Credit Agreement) by US $25.0 million (ii) the quarterly payments due under the US Term Loan from US $0.4 million to US $0.7 million beginning with the quarterly payment due in June 2012 and (iii) the seasonal overadvance revolving credit facility to US $12.0 million, subject to certain limitations. Additionally, the Amendment eliminates the quarterly payments due under the US Term Loan in December 2011 and March 2012. The Amendment also modified the definitions of “Capital Expenditures”, “Cdn. Vessels”, “EBITDA”, “Fleet Mortgage”, “Requisite Lenders”, “Requisite Revolving Lenders” and “US Owned Vessels” and amended the Minimum EBITDA, Maximum Senior Debt to EBITDA Ratio, Maximum Capital Expenditures, Minimum Appraised Value to Term Loan Outstandings and Minimum Liquidity covenants. The Second Amended and Restated Credit Agreement's covenants are set in Canadian dollars in order to better match the cash earnings and debt levels of the business by currency. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Second Amended and Restated Credit Agreement being accelerated. The Company met such financial covenants during the fiscal year ended March 31, 2012.
As a result of planned capital expenditures primarily relating to improvements to its acquired vessels, the Company expects to become out of compliance with certain related financial covenants contained in the Second Amended and Restated Credit Agreement, as amended, during the fiscal year ending March 31, 2013. The Company is in discussion with its lenders with regards to amending such covenants.
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
The Black Creek Credit Agreement contains certain covenants, including those limiting the guarantors' and Black Creek's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios. Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated. The Company met those financial covenants during the fiscal year ended March 31, 2012.
Seasonality
Lower Lakes operates in a cyclical industry, primarily due to the typical cold weather patterns on the Great Lakes from December through March which cause lock closures, waterway ice, and customer facility closings, which typically shut down shipping for a period of up to 90 days commencing from late December to mid-January, and continuing until late March. Lower Lakes also experiences a cyclical pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in the vessels. This places additional adverse pressures on Lower Lakes’ liquidity and capital resources. Such winter work, capital expenditure, and drydocking costs are incurred during a period when customer collections have ended from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 45 to 60 days prior to the receipt of significant customer collections.  To counter these negative working capital cycles, Lower Lakes’ Second Amended and Restated Credit Facility includes a revolver feature with a seasonal overadvance facility which provides working capital from the March through July period, after which customer collections typically exceed cash disbursements.
Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2012 was $10.3 million compared to $7.5 million at March 31, 2011. As of March 31, 2012, the effective rate of preferred dividends was 12.0%. As of March 31, 2011, the effective rate of preferred dividends was 11.75%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Second Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $26.1 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2012, including $2.3 million relating to carryover from the 2011 winter season, compared to $29.3 million, including a carryover of $304 from the 2010 winter season, in the fiscal year ended March 31, 2011.
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
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At March 31, 2012, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $61.2 million of term borrowings in Canada and there was no balance of revolving borrowings in Canada. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
From a cash flow perspective, our operations are insulated against changes in currency rates as operations in Canada and the United States have revenues and expenditures denominated in local currencies and our operations are cash flow positive. However, as stated above, a large portion of our financial liabilities are denominated in Canadian dollars which exposes us to currency risks related to principal payments and interest payments on such financial liability instruments.
Interest Rate Risk
We are exposed to changes in interest rates associated with revolving our indebtedness under our Second Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and US Prime Rates and Libor Rates on US borrowings.
We entered into two interest rate swap contracts for approximately 29% of our combined Lower Lakes and Black Creek term loans for the remaining term of such loans based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans. The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We will be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.
Off-Balance Sheet Arrangements
On August 27, 2007, in connection with the entry into a contract of affreightment with Voyageur Maritime Transport Limited (“Voyageur”) and Voyageur Maritime Trading Inc. (“VMT”) and an option agreement with VMT, Lower Lakes Towing entered into a Guarantee (the “Guarantee”) with GE Canada Finance Holding Company (“GE Canada”), pursuant to which Lower Lakes Towing agreed to guarantee up to CDN $1.3 million (the “Guaranteed Obligations”) of Voyageur’s indebtedness to GE Canada, with Lower Lakes Towing’s obligations becoming due and payable should Voyageur fail to meet certain financial covenants under the terms of its loan from GE Canada or if Voyageur breached certain of its obligations under the COA. Lower Lakes Towing’s maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee. Lower Lakes secured its obligations under the Guarantee with a Letter of Credit (the “Letter of Credit”) issued under its credit facility. Lower Lakes Towing had several options available to it in the event that GE Canada intended to draw under the Guarantee, including (i) the right to exercise its option for the Trader under the Option Agreement and (ii) the right to make a subordinated secured loan to Voyageur in an amount at least equal to the amount intended to be drawn by GE Canada on terms as were reasonably satisfactory to GE Canada and Voyageur.
In connection with the Guarantee and due to Voyageur’s failure to meet its obligations under its financing arrangements with GE Canada, on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the Letter of Credit, with the CDN $1.3 million added to Lower Lakes’ revolving borrowings under its credit facility. GE Canada, in its capacity as a lender to Voyageur, placed the Maritime Trader (the “Trader”) into receivership and auctioned the vessel in accordance with the laws of Ontario.
Voyageur was previously determined to be a variable interest entity of the Company under U.S. GAAP. We believe that Voyageur ceased to be a VIE of the Company when GE Canada seized the Trader pursuant to Ontario law and placed the subsidiary that owns the Trader under liquidation in the Federal Court of Canada effective March 14, 2011 due to Voyageur’s failure to pay principal and interest due to GE Canada in February 2011. On July 21, 2011, Lower Lakes completed the acquisition of the Trader pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel. We were never the primary beneficiary of Voyageur, and did not receive any material margin for the shipments made on the Trader, since the relationship was an industry standard charter relationship. The Company provided no loan support or liquidity to Voyageur during the fiscal year ended March 31, 2012.
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

The principal factors that affect our profitability, cash flows and stockholders’ return on investment include:

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
The Company subcontracts excess customer demand to other freight providers. Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers. Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above. Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statements of operations, are recognized as incurred and therefore are recognized ratably over the voyage.

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
Intangible assets and goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names and customer relationships and contracts. Intangible Assets are amortized as follows:
Trademarks and trade names         10 years straight-line
Customer relationships and contracts     15 years straight-line
Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.
Impairment of fixed assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset groups e.g. tugs and barges, might be no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2012.
Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”)2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2012, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2012.
Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. The Company adopted accounting guidance surrounding the accounting for uncertainty in income taxes on January 1, 2007, which had no impact on the company's consolidated financial statements because management concluded that the tax benefits related to the Company's uncertain tax positions can be fully recognized. The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts. There have been no recent examinations by the U.S. taxing authorities. The Company was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete. This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2008 – 2011
Various states	2008 – 2011
Federal (Canada)	2007 – 2011
Ontario	2007 – 2011

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Pronouncements
Intangibles—Goodwill and other-performing step 2 of the goodwill impairment test
In December 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010. The Company adopted ASU 2010-28 effective April 1, 2011 and its adoption did not have any impact on the Company’s consolidated financial statements.

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

Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company adopted ASU 2011-04 as of January 1, 2012. The adoption of ASU 2011-04 had no impact on the Company’s consolidated financial position or results of operations.

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company's consolidated financial statements.

Testing goodwill for impairment

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. The quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company adopted ASU 2011-08 for annual impairment tests for the fiscal year ended March 31, 2012.

Disclosures about offsetting assets and liabilities
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about offsetting assets and liabilities" ("ASU 2011-11"). ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosure by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. The Company is currently reviewing the effects of ASU 2011-11.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the fiscal year ended March 31, 2012, we were a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are accordingly not required to provide the information under this item.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2012 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and its report is included herein.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information, as of June 7, 2012, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	479,785	$5.66	846,647
Equity compensation plans not approved by security holders	–	–	–
Total	479,785	$5.66	846,647

Additional information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

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

10.3	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (11)
10.4	Guarantee, dated August 27, 2007, between Lower Lakes Towing Ltd. and GE Canada Finance Holding Company. (8)
10.5
Amended and Restated Credit Agreement, dated as of February 13, 2008, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other credit parties signatory thereto, General Electric Capital Corporation, as Agent, National City Bank, as a Lender and as Co-Syndication Agent and the other Lenders signatory thereto from time to time. (10)

10.6
First Amendment to Amended and Restated Credit Agreement, dated as of June 24, 2008, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (12)

10.7
Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 2009, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (13)

10.8	Employment Agreement, dated October 8, 2009, by and between Scott Bravener and Lower Lakes Towing Ltd. (14)
10.9	Form of Restricted Share Award Agreement by and between Rand Logistics, Inc. and Scott Bravener. (14)
10.10
Third Amendment to Amended and Restated Credit Agreement, dated as of August 9, 2010, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (15)

10.11
Asset Purchase Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., Reserve Holdings, LLC and Buckeye Holdings, LLC. (16)

10.12	Promissory Note of Black Creek Shipping Holding Company, Inc. in favor of Reserve Holdings, LLC and Buckeye Holdings, LLC, dated February 11, 2011. (16)
10.13	Registration Rights Agreement, dated as of February 11, 2011, by and between Rand Logistics, Inc. and Buckeye Holdings, LLC. (16)
10.14	Guarantee, dated February 11, 2011, made by Rand Logistics, Inc. to and for the benefit of Reserve Holdings, LLC and Buckeye Holdings, LLC. (16)
10.15
Credit Agreement, dated as of February 11, 2011, by and among Black Creek Shipping Company, Inc., Black Creek Shipping Holding Company, Inc., General Electric Capital Corporation, as agent and lender, and certain other lenders party thereto. (16)

10.16
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2011, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (17)

10.17	Agreement of Purchase and Sale, dated July 8, 2011, between Marcon International, Inc. and Rand Logistics, Inc. (18)
10.18
Second Amended and Restated Credit Agreement, dated September 28, 2011, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company and Grand River Navigation Company, Inc., as borrowers, Rand LL Holdings Corp., Rand Finance Corp. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (19)

10.19	Asset Purchase Agreement by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011. (20)
10.20	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011. (20)
10.21	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011. (20)
10.22	Asset Purchase Agreement, dated December 1, 2011, by and between Grand River Navigation Company, Inc. and U.S. Bank National Association. (21)
10.23
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 1, 2011, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (21)

21	Subsidiaries of Rand. (22)
23	Consent of Grant Thornton LLP, independent registered public accounting firm. (22)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant’s Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-117051).
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on February 14, 2008.
(11)	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on September 11, 2007, filed with the Securities and Exchange Commission on July 30, 2007.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2008.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 25, 2009.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2010.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2011.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2011.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2011.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2011.
(22)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.
By:	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and
Chief Executive Officer

Date: June 7, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence S. Levy	Chairman of the Board and	June 7, 2012
Laurence S. Levy	Chief Executive Officer
(Principal Executive Officer)
/s/ Edward Levy	President	June 7, 2012
Edward Levy
/s/ Joseph W. McHugh, Jr.	Vice President	June 7, 2012
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Scott Bravener	Director	June 7, 2012
Scott Bravener
/s/ H. Cabot Lodge, III	Director	June 7, 2012
H. Cabot Lodge, III
/s/ Jonathan Brodie	Director	June 7, 2012
Jonathan Brodie
/s/ Michael D. Lundin	Director	June 7, 2012
Michael D. Lundin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2012 and March 31, 2011, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the years ended March 31, 2012 and March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for the years ended March 31, 2012 and March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rand Logistics, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 7, 2012 expressed an unqualified opinion.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 7, 2012	Chartered Accountants
Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited Rand Logistics, Inc.'s (a Delaware Corporation) (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rand Logistics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Rand Logistics Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rand Logistics, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rand Logistics, Inc. and its subsidiaries as of March 31, 2012 and March 31, 2011, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the years ended March 31, 2012 and March 31, 2011 and our report dated June 7, 2012 expressed an unqualified opinion.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 7, 2012	Chartered Accountants
Licensed Public Accountants

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31, 2012	March 31, 2011
ASSETS
CURRENT
Cash and cash equivalents	$5,563	$4,508
Accounts receivable, net (Note 4)	5,343	6,991
Prepaid expenses and other current assets (Notes 5 and 8)	6,510	4,474
Income taxes receivable	—	49
Deferred income taxes (Note 6)	284	161
Total current assets	17,700	16,183
PROPERTY AND EQUIPMENT, NET (Note 7)	200,862	166,692
LOAN TO EMPLOYEE	250	250
OTHER ASSETS (Note 8)	1,528	363
DEFERRED INCOME TAXES (Note 6)	1,318	—
DEFERRED DRYDOCK COSTS, NET (Note 9)	9,879	6,523
INTANGIBLE ASSETS, NET (Note 10)	16,101	15,306
GOODWILL (Note 10)	10,193	10,193
Total assets	$257,831	$215,510
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$—	$—
Accounts payable	19,301	12,386
Accrued liabilities (Note 13)	18,175	22,218
Interest rate swap contracts (Note 21)	1,088	1,895
Income taxes payable	76	—
Deferred income taxes (Note 6)	418	603
Subordinated note (Note 11)	—	1,482
Current portion of deferred payment liability (Note 11)	431	382
Current portion of long-term debt (Note 14)	9,686	7,178
Total current liabilities	49,175	46,144
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	2,063	2,507
LONG-TERM DEBT (Note 14)	123,915	104,993
OTHER LIABILITIES	242	238
DEFERRED INCOME TAXES (Note 6)	3,091	3,299
Total liabilities	178,486	157,181
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,676,278 shares (Note 17)	1	1
Additional paid-in capital	87,853	71,503
Accumulated deficit	(25,349)	(30,666)
Accumulated other comprehensive income	1,940	2,591
Total stockholders’ equity	79,345	58,329
Total liabilities and stockholders’ equity	$257,831	$215,510

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2012	Year ended March 31, 2011
REVENUE
Freight and related revenue	$107,618	$90,433
Fuel and other surcharges	38,886	20,471
Outside voyage charter revenue	1,321	7,074
TOTAL REVENUE	147,825	117,978
EXPENSES
Outside voyage charter fees (Note 18)	1,312	7,052
Vessel operating expenses	97,274	77,177
Repairs and maintenance	7,179	5,456
General and administrative	11,024	9,892
Depreciation	11,581	7,684
Amortization of drydock costs	3,048	2,779
Amortization of intangibles	1,319	1,192
Gain on foreign exchange	(159)	(18)
	132,578	111,214
OPERATING INCOME	15,247	6,764
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	9,327	5,737
Interest income	(6)	(43)
Loss from a loss contingency on guaranty	—	1,280
Gain on interest rate swap contracts (Note 21)	(771)	(465)
	8,550	6,509
INCOME BEFORE INCOME TAXES	6,697	255
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Current	208	(14)
Deferred	(1,634)	154
	(1,426)	140
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	8,123	115
PREFERRED STOCK DIVIDENDS	2,806	2,360
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$5,317	$(2,245)
Net income (loss) per share basic and diluted (Note 22)	$0.33	$(0.16)
Weighted average shares basic and diluted	16,336,930	13,632,961

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity and Other Comprehensive Income
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$9,413	$51,478
Net income	—	—	—	—	—	115	—	115	115
Preferred stock dividends	—	—	—	—	—	(2,360)	—	—	(2,360)
Stock issued in lieu of cash compensation	15,153	—	—	—	74	—	—	—	74
Stock issued under employees retirement plan	2,434	—	—	—	13	—	—	—	13
Stock issued under asset purchase agreement	1,305,963	—	—	—	6,758	—	—	—	6,758
Restricted stock issued (Note 17)	37,133	—	—	—	197	—	—	—	197
Unrestricted stock issued (Note 17)	14,007	—	—	—	76	—	—	—	76
Stock options issued (Note 17)	—	—	—	—	479	—	—	—	479
Translation adjustment	—	—	—	—	—	—	1,499	1,499	1,499
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	—	—	—	—	—	8,123	—	8,123	8,123
Preferred stock dividends	—	—	—	—	—	(2,806)	—	—	(2,806)
Restricted stock issued (Note 17)	86,217	—	—		685	—	—	—	685
Unrestricted stock issued (Note 17)	10,722	—	—	—	75	—	—	—	75
Stock options issued (Note 17)	—	—	—	—	65				65
Stock issued (Note 17)	2,800,000				15,525	—	—		15,525
Translation adjustment	—	—	—	—	—	—	(651)	(651)	(651)
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$7,472	$79,345

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2012	Year ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,123	$115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of drydock costs	14,629	10,463
Amortization of intangibles and deferred financing costs	2,337	1,745
Deferred income taxes	(1,634)	154
Gain on interest rate swap contracts	(771)	(465)
Loss from a loss contingency on guarantee	—	1,280
Equity compensation	825	839
Deferred drydock costs paid	(6,166)	(1,118)
Changes in operating assets and liabilities:
Accounts receivable	1,648	(3,069)
Prepaid expenses and other current assets	(3,536)	(874)
Accounts payable and accrued liabilities	4,699	2,103
Other assets and liabilities	(1,162)	178
Income taxes payable (net)	125	(156)
	19,117	11,195
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,918)	(18,471)
Purchase of vessels	(28,936)	(46,930)
	(51,854)	(65,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued under asset purchase agreement	—	6,758
Proceeds from subordinated note	—	1,482
Deferred payment liability obligation	(395)	2,889
Proceeds from equity offering	15,525	—
Proceeds from long-term debt	29,121	49,753
Repayment of subordinated note	(1,482)	—
Long-term debt repayment	(5,836)	(4,061)
Debt financing cost	(3,594)	(492)
Proceeds from bank indebtedness	27,052	13,797
Repayment of bank indebtedness	(26,452)	(13,501)
	33,939	56,625
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(147)	1,146
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,055	3,565
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,508	943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,563	$4,508
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$8,249	$4,856
Unpaid purchases of property and equipment	$8,620	$12,005
Unpaid purchases of deferred drydock cost	$1,321	$951
Payment of income taxes	$60	$286
Capitalized interest	$172	$201

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
On February 4, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), an indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), a wholly-owned subsidiary of the Company and the parent corporation of Black Creek, were incorporated to acquire certain assets discussed in Note 11.

2.	SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings and Black Creek Holdings, 100% subsidiaries of the Company, the accounts of Lower Lakes, Lower Lakes Transportation and Grand River, each of which is a wholly-owned subsidiary of Rand LL Holdings, and Black Creek, which is a wholly-owned subsidiary of Black Creek Holdings.

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

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statements of operations, are recognized as incurred and therefore are recognized ratably over the voyage.

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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, financing costs, trademarks, trade names and customer relationships and contracts. Intangible Assets are amortized as follows:

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

Impairment of fixed assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset groups e.g. tugs and barges, might be no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”)2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2012, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2012.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February, and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs.  Significant repairs to the Company’s vessels (whether owned or available to the Company under a time charter), such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining useful life of the upgrade or asset repaired, or the remaining lease term.

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

The Company adopted accounting guidance surrounding the accounting for uncertainty in income taxes on January 1, 2007, which had no impact on the company's consolidated financial statements because management concluded that the tax benefits related to the Company's uncertain tax positions can be fully recognized. The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense.  To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts.

There have been no recent examinations by the U.S. taxing authorities. The Company was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2008 – 2011
Various states	2008 – 2011
Federal (Canada)	2007 – 2011
Ontario	2007 – 2011

Foreign currency translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of Lower Lakes is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective month.  Components of stockholders’ equity are translated at historical rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

Advertising costs

The Company expenses all advertising costs as incurred. These costs are included in general and administrative costs and were insignificant during the periods presented.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in the preparation of these financial statements include the assumptions used in determining the useful lives of long-lived assets, the assumptions used in determining whether assets are impaired, the assumptions used in determining the valuation allowance for deferred income tax assets and the assumptions used in stock based compensation awards. Actual results could differ from those estimates.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401(k) plans in the United States. Contributions are expensed as operating expenses when incurred. The Company made contributions of $1,389 in 2012 and $1,373 in 2011.

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Financial instruments

The Company accounts for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of such swap contracts are recorded in earnings and the fair value of settlement costs to terminate the contracts are included in current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are disclosed in Note 21.

Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities are presented in Note 21.

3.	RECENTLY ISSUED PRONOUNCEMENTS

Intangibles—Goodwill and other-performing step 2 of the goodwill impairment test

In December 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years beginning on or after December 15, 2010. The Company adopted ASU 2010-28 effective April 1, 2011 and its adoption did not have any impact on the Company’s consolidated financial statements.

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

Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company adopted ASU 2011-04 as of January 1, 2012. The adoption of ASU 2011-04 had no impact on the Company’s consolidated financial position or results of operations.

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company's consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Testing goodwill for impairment

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. The quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company adopted ASU 2011-08 for annual impairment tests for the fiscal year ended March 31, 2012.

Disclosures about offsetting assets and liabilities
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about offsetting assets and liabilities" ("ASU 2011-11"). ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosure by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. The Company is currently reviewing the effects of ASU 2011-11.

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of March 31, 2012 and March 31, 2011. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2012	March 31, 2011
Prepaid insurance	$289	$79
Fuel and lubricants	4,512	3,372
Deposits and other prepaids	1,709	1,023
	$6,510	$4,474

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

Income before income taxes was derived from the following sources:

	Year ended March 31, 2012	Year ended March 31, 2011
United States	$5,357	$717
Foreign	1,340	(462)
	$6,697	$255

The components of the provision for income taxes are as follows:

	Year ended March 31, 2012	Year ended March 31, 2011
Current:
Federal	$41	$33
State and local	167	22
Foreign	—	(69)
Deferred:
Federal	(1,950)	—
State and local	(67)	225
Foreign	383	(71)
	$(1,426)	$140

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income before provision for income taxes as follows:

	Year ended March 31, 2012	Year ended March 31, 2011
Statutory U.S. federal income tax rate	34.0%	34.0%
State and foreign income taxes	(1.0)%	109.6%
Imputed interest income	8.7%	217.4%
Federal valuation allowance	(63.9)%	(299.1)%
Foreign permanent Items/other	0.9%	(7.0)%
Effective income tax rate	(21.3)%	54.9%

The primary reason the effective income tax rate for fiscal 2012 was lower than the statutory U.S. federal tax rate was the release of the Company's federal valuation allowance, offset by imputed interest income.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The primary reason the effective income tax rate for fiscal 2011 is higher than the statutory U.S. federal tax rate is due to imputed interest income and state and foreign income taxes which were substantially offset by the reduction in the Company's federal valuation allowance.

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2012	March 31, 2011
Assets:
Accrued liabilities not yet deductible for tax	$299	$322
Other	1	17
	300	339
Valuation allowance	(2)	(142))
Total current deferred tax assets	298	197
Liability:
Deferred foreign exchange gain	(275)	(639)
Other	(157)	—
Total current deferred tax liabilities	(432)	(639)
Net current deferred tax assets (liabilities)	$(134)	$(442)

The Company has net current deferred tax assets of $284 ($161 as of March 31, 2011) in United States Federal and state jurisdictions and net current deferred tax liabilities of $418 (deferred tax assets of $603 as of March 31, 2011) in Canadian jurisdictions.

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2012	March 31, 2011
Long-term deferred tax assets
Operating loss carry forwards	$13,526	$13,072

Interest rate swap	334	603
Other	546	681
	14,406	14,356
Valuation allowance	(49)	(4,228)
Net long-term deferred tax assets	$14,357	$10,128
Long-term deferred tax liabilities
Separately identifiable Intangibles	$(1,698)	$(2,383)
Depreciation and dry dock expenses	(14,142)	(11,044)
Other	(290)	—
Total long-term deferred tax liabilities	$(16,130)	$(13,427)
Net long-term deferred tax assets (liabilities)	$(1,773)	$(3,299)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The Company has net long term deferred tax assets of $1,318 (deferred tax liabilities of $576 as of March 31, 2011) in United States Federal and state jurisdictions and net long term deferred tax liabilities of $3,091 (deferred tax liabilities of $2,723 as of March 31, 2011) in Canadian jurisdictions.

The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management's assessment of realizable deferred tax assets.

At March 31, 2011, the Company anticipated that its U.S. Federal net deferred tax assets including net operating loss carry-forwards would not be utilized due to cumulative pre-tax losses during the past three fiscal years and as such recorded a full valuation allowance against the U.S. Federal net deferred tax assets. At March 31, 2012, the Company reversed its judgment and determined that its U.S. Federal net deferred assets, including net operating losses, would be utilized due to cumulative pre-tax income incurred over the past three fiscal years. As such, the Company determined a full release of valuation allowance to be appropriate.

The Company determined at both March 31, 2012 and 2011 that it was more likely than not that its state deferred income tax assets will be realized based on a net deferred tax liability position and the expected timing of the reversal of the Company's deferred tax liabilities.

The Company also determined at March 31, 2012 that it was more likely than not that the Company's Canadian deferred income tax assets will be realized based on performance of the Canadian entity and the expected timing of the reversal of the Company's deferred tax liabilities.

The valuation allowance against the U.S. Federal and state deferred tax assets decreased by $4,320 for the year ended March 31, 2012, and decreased by $758 for the year ended March 31, 2011.

At March 31, 2012, the Company had unused U.S. federal net operating loss carry-forwards totaling $23,983 that expire between fiscal 2019 and 2029, of which a small portion is subject to Internal Revenue Code section 382 annual limitations.  At March 31, 2012, the Company also had unused Canadian net operating loss carry-forwards totaling $21,136 that expire between fiscal 2025 and 2032.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2012	March 31, 2011
Cost
Vessels	$238,830	$195,637
Leasehold improvements	3,847	2,245
Furniture and equipment	335	292
Vehicles	21	23
Computer, communication equipment and purchased software	2,878	2,511
	$245,911	$200,708
Accumulated depreciation
Vessels	$42,426	$31,953
Leasehold improvements	1,034	820
Furniture and equipment	162	132
Vehicles	12	10
Computer, communication equipment and purchased software	1,415	1,101
	45,049	34,016
	$200,862	$166,692

Depreciable assets as at March 31, 2012 included $21,927 ($ Nil as of March 31, 2011) related to acquired vessels. Depreciation on these assets will commence when they are ready for use.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are being amortized over a five year period.

	March 31, 2012	March 31, 2011
Customer contract costs	$1,504	$—
Prepaid expenses and other assets	6,534	4,837
Total	$8,038	$4,837

Current portion	6,510	4,474

Other long term assets	$1,528	$363

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	March 31, 2012	March 31, 2011
Drydock expenditures	$22,573	$16,367
Accumulated amortization	12,694	9,844
	$9,879	$6,523

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2010	$7,129
Drydock costs accrued	2,010
Amortization of drydock costs	(2,779)
Foreign currency translation adjustment	163
Balance as of March 31, 2011	$6,523
Drydock costs accrued	6,535
Amortization of drydock costs	(3,048)
Foreign currency translation adjustment	(131)
Balance as of March 31, 2012	$9,879

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	March 31, 2012	March 31, 2011
Intangible assets
Deferred financing costs	$6,336	$2,964
Trademarks and trade names	1,023	1,044
Customer relationships and contracts	18,165	18,543
Total identifiable intangibles	$25,524	$22,551
Accumulated amortization
Deferred financing costs	$2,487	$1,498
Trademarks and trade names	622	530
Customer relationships and contracts	6,314	5,217
Total accumulated amortization	9,423	7,245
Net intangible assets	$16,101	$15,306
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

2013	$2,635
2014	2,622
2015	2,532
2016	1,305
2017	1,211
$10,305

11.	VESSEL ACQUISITIONS

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

The Note, dated February 11, 2011, bore interest at a rate of 6% per annum, and all principal and interest thereon was due and paid on December 15, 2011.

On February 11, 2011, the Company entered into a guaranty (the “Guaranty”) to and for the benefit of each of the Sellers pursuant to which the Company guaranteed Black Creek Holdings’ obligations (i) to make the Deferred Payments and (ii) under the Note.

The acquisition of the Vessels was financed in part by the Black Creek credit agreement described in Note 14 and the issuance of shares of the Company’s common stock described in Note 17.

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

On October 14, 2011, Lower Lakes completed the acquisition of the bulk carrier M/V TECUMSEH (the "Tecumseh"), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011, by and among Lower Lakes, Grand River and U.S. United Ocean Service, LLC ("USUOS"). Lower Lakes purchased the Tecumseh for $5,250, plus the value of the remaining bunkers and unused lubricating oils on board the Tecumseh at the closing of the acquisition. The acquisition was funded by the proceeds from the equity offering described in Note 17.

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

Also on December 1, 2011, Grand River completed the acquisition of a tug “BEVERLY ANDERSON” (the “Tug”), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011 (the “Tug Agreement”), by and between Grand River and USUOS. Grand River purchased the Tug for $7,796 plus the value of the remaining bunkers and unused lubricating oils on board the Tug at the closing of the acquisition.

The acquisitions of the Barge and the Tug were funded with additional borrowings under the US term loan as described in Note 14.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	BANK INDEBTEDNESS

As discussed in detail in Note 14, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, and Rand LL Holdings, Rand Finance and the Company, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with their lenders on September 28, 2011, and on December 1, 2011, entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement.  As of March 31, 2012 and March 31, 2011, the Company had authorized operating lines of credit under the Second Amended and Restated Credit Agreement, as amended, and the Amended and Restated Credit Agreement (as such term is defined in Note 14), respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $Nil as of March 31, 2012 and March 31, 2011 and US $Nil as of March 31, 2012 and March 31, 2011, and maintained letters of credit of CDN $500 as of March 31, 2012 and CDN $1,325 as of March 31, 2011. The Second Amended and Restated Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings, and is secured under the same terms and has the same financial covenants described in Note 14. Such interest rate margins had previously increased by 0.75% on June 28, 2011 under the Fourth Amendment (as such term is defined in Note 13). Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of March 31, 2012 the Company had credit availability of US $12,748 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2012	March 31, 2011
Deferred financing and other transaction costs	$105	$486
Payroll compensation and benefits	1,015	1,250
Preferred stock dividends	10,283	7,477
Professional fees	650	697
Interest	926	693
Winter work, deferred drydock expenditures and capital expenditures	1,859	6,870
Capital and franchise taxes	252	106
Loss contingency on guarantee	—	1,289
Other	3,085	3,350
	$18,175	$22,218

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		March 31, 2012	March 31, 2011
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.5% (2.75% at March 31, 2011) or Canadian BA rate plus 4.5% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $695 commencing September 1, 2008 until June 1, 2010 with no payment on September 1, 2010, and increasing to CDN $936 commencing September 1, 2011 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	$55,386	$56,466

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4.0% (4.0% at March 31, 2011) or Canadian BA rate plus 5.0% (5.0% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of CDN $133 commencing September 1, 2008 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	6,015	6,738

c)	US term loan bearing interest at LIBOR rate plus 4.5% (3.75% at March 31, 2011) or US base rate plus 3.5% (2.75% at March 31, 2011) at the Company’s option. The loan is repayable over a seven year term until April 1, 2015 with current quarterly payments of US $367 commencing September 1, 2008 until September 1, 2011 with no payment on December 1, 2011 and March 1, 2012, and increasing to $704 commencing June 1, 2012, and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	42,233	17,967

d)	US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2011) or US base rate plus 3.75% (3.75% at March 31, 2011) at the Company’s option. The loan is repayable over a three year term until February 11, 2014 with quarterly payments of US $517 commencing September 1, 2011 until December 31, 2013 and the balance due February 11, 2014. The term loan is collateralized by the existing and newly acquired assets of Black Creek.	29,967	31,000
		$133,601	$112,171
	Less amounts due within 12 months	9,686	7,178
		$123,915	$104,993

The effective interest rates on the term loans at March 31, 2012, including the effect from interest rate swap contracts, were 6.91% (6.35% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan and 6.22% (7.40% at March 31, 2011) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.78% (5.05% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan, 4.98% (4.06% at March 31, 2010) on the US term loan and 5.31% (5.06% at March 31, 2011) on the Black Creek US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Principal payments are due as follows:

2013	$9,686
2014	34,486
2015	7,103
2016	82,326
$133,601

On February 13, 2008, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, Rand LL Holdings, Rand Finance and the Company, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which (i) amended and restated the Credit Agreement to which the borrowers were a party, dated as of March 3, 2006 (the “2006 Credit Agreement”), in its entirety, (ii) restructured the tranches of loans provided for under the 2006 Credit Agreement and advanced certain new loans, (iii) financed, in part, the acquisition of the three vessels by Grand River from Wisconsin & Michigan Steamship Company (“WMS”) and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes could borrow up to CDN $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2011), and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation could borrow up to US $13,500 with a combined seasonal overadvance facility of US $10,000 (US $10,000 as of March 31, 2011), and a swing line facility of US $4,000, subject to limitations, (iii) a Canadian Dollar denominated term loan facility under which Lower Lakes borrowed CDN $41,700 (iv) a US Dollar denominated term loan facility under which Grand River borrowed US $22,000 and (v) a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes borrowed CDN $8,000.

Under the Amended and Restated Credit Agreement, as amended by the Fourth Amendment (see below), the revolving credit facilities and swing line loans would have expired on April 1, 2015.  The outstanding principal amount of the Canadian term loan borrowings was repayable as follows: (i) quarterly payments of CDN $695 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan was payable upon the Canadian term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the US term loan borrowings was repayable as follows: (i) quarterly payments of US $367 commencing September 1, 2008 and ending on March 1, 2015 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility’s maturity on April 1, 2015.  The outstanding principal amount of the Canadian “Engine” term loan borrowings was repayable as follows: (i) quarterly payments of CDN $133 commencing September 1, 2008 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility’s maturity on April 1, 2015. Borrowings under the Canadian revolving credit facility, the Canadian term loan and the Canadian swing line facility bore an interest rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum.  The US revolving credit facility, the US term loan and the US swing line facility bore interest, at the borrower’s option, equal to (i) LIBOR (as defined in the Amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Amended and Restated Credit Agreement), plus 3.50% per annum. Such interest rate margins increased by 0.75% on June 28, 2011 under the Fourth Amendment to the Amended and Restated Credit Agreement. Under the Fourth Amendment, the Canadian “Engine” term loan bore interest at a rate per annum, at the borrowers’ option, equal to (i) the Canadian Prime Rate plus 4.00% per annum or (ii) the BA Rate plus 5.00% per annum.

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

On June 24, 2008, the borrowers and the other Credit Parties entered into a First Amendment to the Amended and Restated Credit Agreement with the lenders signatory thereto and General Electric Capital Corporation, as Agent.  Under this amendment, the borrowers amended the definition of “Fixed Charge Coverage Ratio,” modified the formula for the maximum amounts outstanding under the Canadian and US Revolving Credit Facilities and modified the measurement dates of the Maximum Capital Expenditures (as defined therein).

On June 23, 2009, the borrowers and the other Credit Parties entered into a Second Amendment to the Amended and Restated Credit Agreement. Under this amendment, the parties amended (i) the definitions of “Fixed Charge Coverage Ratio”, “Fixed Charges”, “Funded Debt” and “Working Capital”, (ii) the maximum amount of the combined seasonal overadvance facilities that was available to borrow from $8,000 to $10,000, (iii) the duration of the seasonal overadvance facilities under the Canadian and US Revolving Credit Facilities and (iv) the Minimum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio.

On August 9, 2010, the borrowers and the other Credit Parties entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provided for (i) an additional Canadian dollar denominated term loan in the aggregate amount of CDN $20,000 to finance a new engine for the vessel Michipicoten and certain other capital expenditures, (ii) a modification to the Senior Funded Debt to EBITDA Ratio and (iii) a modification to the ratio of the aggregate appraised orderly liquidation value of all vessels of borrowers to the aggregate outstanding principal amount of the term loans from lenders.  The increased CDN Term Loan (as such term was defined in the Amended and Restated Credit Agreement) was repayable in quarterly installments of CDN $695 commencing December 2010, increasing to CDN $936 commencing September 2011 and maturing on April 1, 2015, in accordance with the Fourth Amendment.

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

The Second Amended and Restated Credit Agreement continues the tranches of loans provided under the Amended and Restated Credit Agreement, and provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Second Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes may borrow up to CDN $13,500 with a seasonal overadvance facility of CDN $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal over advance facility of US $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes and a swing line facility of US $4,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes is obligated to the lenders in the amount of CDN $56,133 as of the date of the Second Amended and Restated Credit Agreement, (iv) the continuation of a US dollar denominated term loan facility under which Grand River is obligated to the lenders in the amount of US $17,233 as of the date of the Second Amended and Restated Credit Agreement, and (v) the continuation of a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes is obligated to the lenders in the amount of CDN $6,267 as of the date of the Second Amended and Restated Credit Agreement.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

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

On December 1, 2011, Lower Lakes Lower Lakes Transportation, Grand River, and General Electric Capital Corporation, Inc., as Agent, entered into the Amendment. The Amendment increased (i) the US Term Loan by US $25,000 (ii) the quarterly payments due under the US Term Loan from US $367 to US $704 beginning with the quarterly payment due in June 2012 and (iii) the seasonal overadvance revolving credit facility to US $12,000 subject to certain limitations. Additionally, the Amendment eliminated the quarterly payments due under the US Term Loan in December 2011 and March 2012. The Amendment also modified the definitions of “Capital Expenditures”, “Cdn. Vessels”, “EBITDA”, “Fleet Mortgage”, “Requisite Lenders”, “Requisite Revolving Lenders” and “US Owned Vessels” and amended the Minimum EBITDA, Maximum Senior Debt to EBITDA Ratio, Maximum Capital Expenditures, Minimum Appraised Value to Term Loan Outstandings and Minimum Liquidity covenants.

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

As a result of planned capital expenditures primarily relating to improvements to its acquired vessels, the Company expects to become out of compliance with certain related financial covenants contained in the Second Amended and Restated Credit Agreement, as amended, during the fiscal year ending March 31, 2013. The Company is in discussion with its lenders with regards to amending such covenants.
On February 11, 2011, Black Creek, as borrower and Black Creek Holdings, as guarantor, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Credit Agreement (the “Black Creek Credit Agreement”) which (i) financed, in part, the acquisition of the Vessels by Black Creek described in Note 11, and (ii) provided funds for other transaction expenses.  The Black Creek Credit Agreement provided for a US Dollar denominated senior secured term loan under which Black Creek borrowed US $31,000.

The outstanding principal amount of the term loan is repayable as follows: (i) quarterly payments of US $517 commencing March 31, 2012 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan is payable upon the term loan maturity on February 11, 2014.

The term loan bears an interest rate per annum, at Black Creek’s option, equal to (i) LIBOR (as defined in the Black Creek Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Black Creek Credit Agreement), plus 3.75% per annum.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

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

The Company was in compliance with covenants under the Second Amended and Restated Credit Agreement, as amended, and the Black Creek Credit Agreement, as amended, as of March 31, 2012.

The effective interest rates on the term loans at March 31, 2012, including the effect from interest rate swap contracts, were 6.91% (6.35% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan and 6.22% (7.40% at March 31, 2011) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.78% (5.05% at March 31, 2011) on the Canadian term loan, 6.28% (6.30% at March 31, 2011) on the Canadian engine loan, 4.98% (4.06% at March 31, 2010) on the US term loan and 5.31% (5.06% at March 31, 2011) on the Black Creek US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of March 31, 2012. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2012	Year ended March 31, 2011

Operating leases	$356	$292
Operating sublease	153	145
	$509	$437

The Company’s future minimum rental commitments under other operating leases are as follows.

2013	$380
2014	288
2015	225
2016	168
2017	134
Thereafter	149
$1,344

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $729 for the twelve month period ended March 31, 2012 ($715 for the twelve month period ended March 31, 2011). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

2013	$747
2014	747
2015	747
2016	747
2017	747
Thereafter	1,494
$5,229

As of March 31, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $7,143($ Nil as of March 31, 2011) in connection with the capital expenditures and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2012 an accrual of $638 ($1,062 as of March 31, 2011) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

As described in Note 23, on August 27, 2007, in connection with the COA and Option Agreement with Voyageur, Lower Lakes entered into a Guarantee (the “Guarantee”) with GE Canada pursuant to which Lower Lakes agreed to guarantee up to CDN $1,250 (the “Guaranteed Obligations”) of Voyageur’s  indebtedness to GE Canada.  Lower Lakes’ maximum future payments under the Guarantee were limited to the Guaranteed Obligations plus the costs and expenses GE Canada incurred while enforcing its rights under the Guarantee.  Lower Lakes’ obligations under the Guarantee became due when Voyageur failed to meet certain financial covenants under the terms of its loan from GE Canada and on May 17, 2011, General Electric Capital Corporation delivered a notice to Lower Lakes that effective as of May 6, 2011, GE Canada had drawn the full amount available under the letter of credit issued in connection with the Guarantee, with the CDN $1,250 added to Lower Lakes revolving borrowings under the Amended and Restated Credit Agreement. As of March 31, 2011, the Company had recorded a loss contingency of CDN $1,250 (US$1,280) on the Guarantee of Voyageur’s indebtedness with GE Canada.  On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER, the vessel owned by Voyageur, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.

17.	STOCKHOLDERS’ EQUITY

On September 21, 2011, the Company completed a public underwritten offering of 2,800,000 shares of the Company’s common stock for $6.00 per share.  The Company’s proceeds from the offering, net of underwriter’s commissions and expenses, were $15,525.

On February 11, 2011, in connection with the transactions contemplated by the Asset Purchase Agreement with the Sellers discussed in Note 11, the Company issued 1,305,963 shares of the Company’s common stock to Buckeye. Such shares were valued at the average of high and low price on that day of $5.175.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

The accrued dividend payable at March 31, 2012 was $10,283 and at March 31, 2011 was $7,477. As of March 31, 2012, the effective rate of preferred dividends was 12% (maximum) and as of March 31, 2011, the effective interest rate of preferred dividends was 11.75%. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Second Amended and Restated Credit Agreement.

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of such shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $26 for each of the twelve month periods ended March 31, 2012 and 2011 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  Such shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $111 related to such award for each of the twelve month periods ended March 31, 2012 and 2011. Such shares vest over three years in equal installments on each of the anniversary dates in 2012, 2013 and 2014. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $66 for the twelve month period ended March 31, 2012 and $163 for the twelve month period ended March 31, 2011 related to such awards, including cash compensation related to tax withholding. The April 5, 2010 grants vest over three years in equal installments on each of the awards' anniversary dates in 2011, 2012 and 2013. On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $676 for the twelve month period ended March 31, 2012 related to such awards, including cash compensation related to tax withholding.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2012, a total of 846,647 shares (943,586 shares at March 31, 2011) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through March 31, 2012 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services from April 1, 2010 through March 31, 2011. During the twelve month period ended March 31, 2012 the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2012 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at March 31, 2012, had a remaining weighted average contractual life of approximately six years.  The Company recorded compensation expenses of $65 and $479 for the twelve month periods ended March 31, 2012 and 2011, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2012.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through March 31, 2012.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil and $13 for the twelve month periods ended March 31, 2012 and 2011, respectively, of equity of such accrued compensation expense.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

Stock Options:	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	479,785	$5.66	479,785	$5.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—	—	—	—
Expired	—	—	—	—
Outstanding-end of year	479,785	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):			March 31, 2012	March 31, 2011

Weighted average grant date fair value of options granted during year			—	—
Compensation expense			65	479
Unrecognized compensation cost at March 31			—	65
Weighted average remaining life for unrecognized compensation			—	.25 years

Restricted Stock:	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011
	Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
Unvested beginning of the year	112,056	$4.42	108,419	4.00
Granted	86,217	7.94	37,133	5.32
Vested	(25,564)	4.34	(25,564)	4.34
Vested	(7,932)	3.17	(7,932)	3.17
Vested	(12,378)	5.32	—	—
Cancelled	—	—	—	—
Unvested - end of the year	152,399	$6.42	112,056	$4.42

Other data (In thousands):			March 31, 2012	March 31, 2011
Compensation expense			$430	$201
Unrecognized compensation cost at March 31			664	419
Weighted average remaining life for unrecognized compensation			1.5 year	2.5 years

18.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Year ended March 31, 2012	Year ended March 31, 2011

Bank indebtedness	$536	$274
Amortization of deferred finance costs	1,018	553
Long-term debt – senior	6,409	3,594
Interest rate swaps	1,261	1,481
Subordinated note	83	12
Deferred payment liability	192	24
Interest capitalized	(172)	(201)
	$9,327	$5,737

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2012	Year ended March 31, 2011

Revenue by country
Canada	$79,381	$73,177
United States	68,444	44,801
	$147,825	$117,978

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2012	March 31, 2011
Property and equipment by country
Canada	$103,640	$92,982
United States	97,222	73,710
	$200,862	$166,692
Intangible assets by country
Canada	$10,954	$10,709
United States	5,147	4,597
	$16,101	$15,306
Goodwill by country
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country
Canada	$143,954	$124,038
United States	113,877	91,472
	$257,831	$215,510

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a subordinated note, a deferred payment liability, accrued liabilities and bank indebtedness.  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The subordinated note and deferred payment liabilities were valued based on the interest rate of similar debt in the open market.

Fair value guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and March 31, 2011:

		Fair value measurements at March 31, 2012			Fair value measurements at March 31, 2011
	Carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$1,088	$—	$1,088	$1,895	$—	$1,895

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the twelve month period ended March 31, 2012.

The Company has recorded a liability of $1,088 as of March 31, 2012 ($1,895 as of March 31, 2011) for two interest rate swap contracts on the Company’s term debt. For the twelve month period ended March 31, 2012, the fair value adjustment of the interest rate swap contracts resulted in a gain of $771 (gain of $465 for the twelve month period ended March 31, 2011). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2012	Fair Value as at March 31, 2011
Interest rate swap contracts liability	Current liability	$1,088	$1,895

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Year ended March 31, 2012	Year ended March 31, 2011
Interest rate swap contracts liability	Other (income) and expenses	$(771)	$(465)

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	EARNINGS PER SHARE

The Company had a total of 17,676,278 common shares issued and outstanding as of March 31, 2012, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 18,853,365 shares for the twelve month period ended March 31, 2012 and 16,052,316 shares for the twelve month period ended March 31, 2011 based on the calculations set forth below.  Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 16,336,930 and 13,632,961 for 2012 and 2011. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Year ended March 31, 2012	Year ended March 31, 2011
Numerator:
Net income before preferred dividends	$8,123	$115
Preferred stock dividends	(2,806)	(2,360)
Net income (loss) applicable to common stockholders	$5,317	$(2,245)
Denominator:
Weighted average common shares for basic EPS	16,336,930	13,632,961
Effect of dilutive securities:
Average price during period	7.1	5.29
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Shares that could be acquired with the proceeds of options	382,705	—
Dilutive shares due to options	97,080	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	16,336,930	13,632,961
Basic EPS	$0.33	$(0.16)
Diluted EPS	$0.33	$(0.16)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	VARIABLE INTEREST ENTITIES

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

24. RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by the affiliates of our Chief Executive Officer and our President. Such related parties have agreed that they will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. The Company agreed to pay such affiliates $12 per month, increasing to $14 per month from January 1, 2012 such that total lease expense paid to such affiliates was $151 in the fiscal year ended March 31, 2012 and $145 in the fiscal year ended March 31, 2011.   The Company reimbursed such affiliates for certain out of pocket costs of $39 in 2012 and $193 in 2011 for office expenses and a net lease deposit in connection with a new lease effective January 1, 2011. The consolidated statements of operations for the fiscal years ended March 31, 2012 and 2011 include $192 and $250 respectively, related to such lease agreement.

25. ECONOMIC DEPENDENCE

The Company had one customer in the fiscal year ended March 31, 2012, and two customers in the fiscal year ended March 31, 2011, in excess of 10% of revenue. Customers in excess of 10% of revenues accounted for a total of 14.1% of net revenue in the fiscal year ended March 31, 2012 and 24.6% of net revenue in the fiscal year March 31, 2011.

26. ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive income (loss) is reflected in the Consolidated Statement of Stockholder's equity and Other Comprehensive Income (Loss). The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive income (loss) consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive income (loss) and accumulated other comprehensive income are the effects of foreign currency translation adjustments loss of $651 in the fiscal year ended March 31, 2012 (income of $1,499 in fiscal year ended March 31, 2011).