Form 10-Q
period 2012-06-30
Rand Logistics, Inc.
filed 2012-08-07
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

17,724,306 shares of Common Stock, par value $.0001, were outstanding at August 6, 2012.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30, 2012	March 31, 2012
ASSETS
CURRENT
Cash and cash equivalents	$4,157	$5,563
Accounts receivable, net (Note 4)	25,551	5,343
Prepaid expenses and other current assets (Notes 5 and 8)	7,449	6,510
Deferred income taxes (Note 6)	286	284
Total current assets	37,443	17,700
PROPERTY AND EQUIPMENT, NET (Note 7)	204,271	200,862
LOAN TO EMPLOYEE	250	250
OTHER ASSETS (Note 8)	1,360	1,528
DEFERRED INCOME TAXES (Note 6)	760	1,318
DEFERRED DRYDOCK COSTS, NET (Note 9)	11,309	9,879
INTANGIBLE ASSETS, NET (Note 10)	15,229	16,101
GOODWILL (Note 10)	10,193	10,193
Total assets	$280,815	$257,831
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$23,804	$—
Accounts payable	20,340	19,301
Accrued liabilities (Note 13)	17,811	18,175
Interest rate swap contracts (Note 21)	809	1,088
Income taxes payable	32	76
Deferred income taxes (Note 6)	237	418
Current portion of deferred payment liability (Note 11)	431	431
Current portion of long-term debt (Note 14)	9,599	9,686
Total current liabilities	73,063	49,175
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,958	2,063
LONG-TERM DEBT (Note 14)	119,972	123,915
OTHER LIABILITIES	242	242
DEFERRED INCOME TAXES (Note 6)	4,543	3,091
Total liabilities	199,778	178,486
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,724,306 shares (Note 17)	1	1
Additional paid-in capital	88,269	87,853
Accumulated deficit	(23,012)	(25,349)
Accumulated other comprehensive income	879	1,940
Total stockholders’ equity	81,037	79,345
Total liabilities and stockholders’ equity	$280,815	$257,831

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2012	Three months ended June 30, 2011
REVENUE
Freight and related revenue	$36,327	$30,694
Fuel and other surcharges	12,475	11,332
Outside voyage charter revenue	810	310
TOTAL REVENUE	49,612	42,336
EXPENSES
Outside voyage charter fees (Note 18)	822	307
Vessel operating expenses	33,157	28,576
Repairs and maintenance	387	826
General and administrative	2,970	2,976
Depreciation	3,488	2,791
Amortization of drydock costs	879	739
Amortization of intangibles	326	337
Loss (gain) on foreign exchange	4	(31)
	42,033	36,521
OPERATING INCOME	7,579	5,815
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	2,704	2,001
Interest income	(4)	(1)
Gain on interest rate swap contracts (Note 21)	(270)	(45)
	2,430	1,955
INCOME BEFORE INCOME TAXES	5,149	3,860
PROVISION FOR INCOME TAXES (Note 6)
Current	—	57
Deferred	2,054	474
	2,054	531
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	3,095	3,329
PREFERRED STOCK DIVIDENDS	758	660
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,337	$2,669
Net income per share basic and diluted (Note 22)	$0.13	$0.18
Weighted average shares basic and diluted	17,720,071	14,858,952

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity and Other Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	—	—	—	—	—	8,123	—	8,123	8,123
Preferred stock dividends	—	—	—	—	—	(2,806)	—		(2,806)
Restricted stock issued (Note 17)	86,217	—	—	—	685	—	—	—	685
Unrestricted stock issued (Note 17)	10,722	—	—	—	75	—	—	—	75
Stock options issued (Note 17)	—	—	—	—	65	—	—	—	65
Stock issued (Note 17)	2,800,000	—	—	—	15,525	—	—	—	15,525
Translation adjustment	—	—	—	—	—	—	(651)	(651)	(651)
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$7,472	$79,345
Net income	—	—	—	—	—	3,095	—	3,095	3,095
Preferred stock dividends	—	—	—	—	—	(758)	—	—	(758)
Restricted stock issued (Note 17)	45,754	—	—		397	—	—	—	397
Unrestricted stock issued (Note 17)	2,274	—	—	—	19	—	—	—	19
Translation adjustment	—	—	—	—	—	—	(1,061)	(1,061)	(1,061)
Balances, June 30, 2012	17,724,306	$1	300,000	$14,900	$88,269	$(23,012)	$879	$2,034	$81,037

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2012	Three months ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,095	$3,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	4,367	3,530
Amortization of intangibles and deferred financing costs	654	512
Deferred income taxes	2,054	474
Gain on interest rate swap contracts	(270)	(45)
Equity compensation	416	769
Deferred drydock costs paid	(3,601)	(1,264)
Changes in operating assets and liabilities:
Accounts receivable	(20,208)	(18,009)
Prepaid expenses and other current assets	(939)	(1,120)
Accounts payable and accrued liabilities	6,770	3,938
Other assets and liabilities	168	(330)
Income taxes payable (net)	(44)	39
	(7,538)	(8,177)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,666)	(10,265)
	(14,666)	(10,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(105)	(89)
Long-term debt repayment	(2,787)	(1,225)
Debt financing cost	(78)	(2,003)
Proceeds from bank indebtedness	24,015	22,027
	21,045	18,710
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(247)	(14)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,406)	254
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,563	4,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,157	$4,762
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$2,346	$2,164
Unpaid purchases of property and equipment	$2,964	$3,752
Unpaid purchases of deferred drydock cost	$200	$21
Payment of income taxes	$44	$7
Capitalized interest	$—	$172

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

1.     DESCRIPTION OF BUSINESS

Rand Logistics, Inc. (the “Company”), a Delaware corporation, is a leading provider of bulk freight shipping services throughout the Great Lakes region. The Company believes that it is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. The Company maintains this operating flexibility by operating both U.S. and Canadian flagged vessels in compliance with the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act in the U.S. and the Coasting Trade Act in Canada, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, and Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from audited consolidated financial statements for the year ended and as at March 31, 2012. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”)2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2012, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2012.

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

There have been no recent examinations by the U.S. taxing authorities. The Canadian subsidiary was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2009 – 2012
Various states	2009 – 2012
Federal (Canada)	2008 – 2012
Ontario	2008 – 2012

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

Presentation of comprehensive income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted this guidance as of April 1, 2012 and such adoption had no impact on the Company's consolidated financial statements.

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
Intangibles -Goodwill and Other (Topic 350)

In July 2012, the FASB issued ASU No. 2012-02 "Intangibles -Goodwill and Other (Topic 350)" ("ASU 2012-02"). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently reviewing the effects of ASU 2012-02.

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of June 30, 2012 and March 31, 2012. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2012	March 31, 2012
Prepaid insurance	$903	$289
Fuel and lubricants	4,767	4,512
Deposits and other prepaids	1,779	1,709
	$7,449	$6,510

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

The Company's effective tax rate was an expense of 39.9% for the three month period ended June 30, 2012 compared to a tax expense of 13.8% for the three months ended June 30, 2011. The tax rate for the three months ended June 30, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses. The valuation allowance was reversed as of March 31, 2012, accordingly for the three month period ended June 30, 2012 this reduction was not available.

The effective tax rate for the three month period ended June 30, 2012 was higher than the statutory tax rate due to unfavorable permanent book to tax differences, partially offset by foreign earnings being subject to a lower statutory tax rate.

The Company had no unrecognized tax benefits as of June 30, 2012. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the three month periods ended June 30, 2012 and June 30, 2011.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2012	March 31, 2012
Cost
Vessels	$245,328	$238,830
Leasehold improvements	3,779	3,847
Furniture and equipment	329	335
Vehicles	22	21
Computer, communication equipment and purchased software	2,834	2,878
	$252,292	$245,911
Accumulated depreciation
Vessels	$45,279	$42,426
Leasehold improvements	1,087	1,034
Furniture and equipment	168	162
Vehicles	12	12
Computer, communication equipment and purchased software	1,475	1,415
	48,021	45,049
	$204,271	$200,862

Depreciable assets as of June 30, 2012 included $26,537 ($21,927 as of March 31, 2012) related to an acquired vessel, for which depreciation will commence when the vessel is ready for use.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are being amortized over a five year period.

	June 30, 2012	March 31, 2012
Customer contract costs	$1,266	$1,504
Prepaid expenses and other assets	7,543	6,534
Total	$8,809	$8,038

Current portion	7,449	6,510

Other long term assets	$1,360	$1,528

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	June 30, 2012	March 31, 2012
Drydock expenditures	$24,700	$22,573
Accumulated amortization	13,391	12,694
	$11,309	$9,879

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2011	$6,523
Drydock costs accrued	6,535
Amortization of drydock costs	(3,048)
Foreign currency translation adjustment	(131)
Balance as of March 31, 2012	$9,879
Drydock costs accrued	2,480
Amortization of drydock costs	(879)
Foreign currency translation adjustment	(171)
Balance as of June 30, 2012	$11,309

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	June 30, 2012	March 31, 2012
Intangible assets:
Deferred financing costs	$6,253	$6,336
Trademarks and trade names	1,008	1,023
Customer relationships and contracts	17,900	18,165
Total identifiable intangibles	$25,161	$25,524
Accumulated amortization:
Deferred financing costs	$2,780	$2,487
Trademarks and trade names	638	622
Customer relationships and contracts	6,514	6,314
Total accumulated amortization	9,932	9,423
Net intangible assets	$15,229	$16,101
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

June 30, 2013	$2,599
June 30, 2014	2,561
June 30, 2015	2,196
June 30, 2016	1,261
June 30, 2017	1,193
$9,810

11.	VESSEL ACQUISITIONS

On February 11, 2011, Black Creek and Black Creek Holdings entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Reserve Holdings, LLC (“Reserve”), and Buckeye Holdings, LLC (“Buckeye” and, together with Reserve, the “Sellers”).  Under the Asset Purchase Agreement, Black Creek purchased two articulated tug/barge units (the “Vessels”) for consideration consisting of (i) $35,500 cash paid at closing, (ii) $3,600 cash to be paid by Black Creek Holdings in 72 monthly installments of $50 beginning on April 15, 2011 (the "Deferred Payments"); (iii) a promissory note of Black Creek Holdings in the principal amount of $1,500 (the “Note”), as described below; and (iv) 1,305,963 shares of the Company’s common stock (the “Shares”).

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

As discussed in detail in Note 14, Lower Lakes, Lower Lakes Transportation and Grand River, as borrowers, and Rand LL Holdings, Rand Finance and the Company, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with their lenders on September 28, 2011, and on December 1, 2011, entered into a First Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement.  As of June 30, 2012 and March 31, 2012, the Company had authorized operating lines of credit under the Second Amended and Restated Credit Agreement, as amended, and the Amended and Restated Credit Agreement (as such term is defined in Note 14), respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $11,000 as of June 30, 2012 and $Nil as of March 31, 2012 and US $13,000 as of June 30, 2012 and $Nil as of March 31, 2012, and maintained letters of credit of CDN $1,425 as of June 30, 2012 and CDN $500 as of March 31, 2012. The Second Amended and Restated Credit Agreement provides that the line of credit bears interest at Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings, and is secured under the same terms and has the same financial covenants described in Note 14. Such interest rate margins had previously increased by 0.75% on June 28, 2011 under the Fourth Amendment (as such term is defined in Note 14). Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20% for one customer in each line and certain other standard limitations. As of June 30, 2012, the Company had fully used its credit availability on the combined lines of credit and seasonal overadvance facility.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2012	March 31, 2012
Deferred financing and other transaction costs	$28	$105
Payroll compensation and benefits	2,189	1,015
Preferred stock dividends	11,041	10,283
Professional fees	478	650
Interest	783	926
Winter work, deferred drydock expenditures and capital expenditures	301	1,859
Capital and franchise taxes	259	252
Other	2,732	3,085
	$17,811	$18,175

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		June 30, 2012	March 31, 2012
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.5% (3.5% at March 31, 2012) or Canadian BA rate plus 4.5% (4.5% at March 31, 2012) at the Company’s option. The loan is repayable until April 1, 2015 with current quarterly payments of CDN $936 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	$53,347	$55,386

b)	Canadian engine term loan bearing interest at Canadian Prime rate plus 4.0% (4.0% at March 31, 2012) or Canadian BA rate plus 5.0% (5.0% at March 31, 2012) at the Company’s option. The loan is repayable until April 1, 2015 with current quarterly payments of CDN $133 until March 1, 2015 and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	5,762	6,015

c)	US term loan bearing interest at LIBOR rate plus 4.5% (4.5% at March 31, 2012) or US base rate plus 3.5% (3.5% at March 31, 2012) at the Company’s option. The loan is repayable until April 1, 2015 with current quarterly payments of US $704 commencing June 1, 2012, and the balance due April 1, 2015. The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	41,529	42,233

d)	US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2012) or US base rate plus 3.75% (3.75% at March 31, 2012) at the Company’s option. The loan is repayable until February 11, 2014 with quarterly payments of US $517 until December 31, 2013 and the balance due February 11, 2014. The term loan is collateralized by the existing and newly acquired assets of Black Creek.	28,933	29,967
		$129,571	$133,601
	Less amounts due within 12 months	9,599	9,686
		$119,972	$123,915

The effective interest rates on the term loans at June 30, 2012, including the effect from interest rate swap contracts, were 6.91% (6.91% at March 31, 2012) on the Canadian term loan, 6.31% (6.28% at March 31, 2012) on the Canadian engine loan and 6.21% (6.22% at March 31, 2012) on the US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.81% (5.78% at March 31, 2012) on the Canadian term loan, 6.31% (6.28% at March 31, 2012) on the Canadian engine loan, 4.97% (4.98% at March 31, 2011) on the US term loan and 5.22% (5.31% at March 31, 2012) on the Black Creek US term loan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Principal payments are due as follows:

Twelve month period ending:

June 30, 2013	$9,599
June 30, 2014	33,366
June 30, 2015	86,606
$129,571

On June 28, 2011, Lower Lakes Transportation, Lower Lakes and Grand River, the other Credit Parties thereto, General Electric Capital Corporation, as agent and a lender, and certain other lenders thereunder entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement dated as of February 13, 2008 (the "Amended and Restated Credit Agreement").

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

On December 1, 2011, Lower Lakes Lower, Lakes Transportation, Grand River, and General Electric Capital Corporation, Inc., as Agent, entered into an amendment to the Second Amended and Restated Credit Agreement (the "Amendment"). The Amendment increased (i) the US Term Loan by US $25,000 (ii) the quarterly payments due under the US Term Loan from US $367 to US $704 beginning with the quarterly payment due in June 2012 and (iii) the seasonal overadvance revolving credit facility to US $12,000 subject to certain limitations. Additionally, the Amendment eliminated the quarterly payments due under the US Term Loan in December 2011 and March 2012. The Amendment also modified the definitions of “Capital Expenditures”, “Cdn. Vessels”, “EBITDA”, “Fleet Mortgage”, “Requisite Lenders”, “Requisite Revolving Lenders” and “US Owned Vessels” and amended the Minimum EBITDA, Maximum Senior Debt to EBITDA Ratio, Maximum Capital Expenditures, Minimum Appraised Value to Term Loan Outstandings and Minimum Liquidity covenants.

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

As of June 30, 2012, the Company was not in compliance with the fixed charge coverage ratio and capital expenditures covenants contained in the Second Amended and Restated Credit Agreement, as amended. As discussed in Note 23, on July 31, 2012, the Company executed a Consent and Waiver Agreement with General Electric Capital Corporation, Inc., and its other lenders, in which its lenders waived such covenant breaches. As of June 30, 2012, the Company was otherwise in compliance with the covenants set forth in the Second Amended and Restated Credit Agreement, as amended.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

As a result of incurred and planned capital expenditures primarily relating to improvements to its acquired vessels, the Company anticipates being out of compliance with certain financial covenants contained in the Second Amended and Restated Credit Agreement, as amended, for one or more testing periods through June 30, 2013. The Company is in discussions with its lenders with regards to such covenant violations.
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

The outstanding principal amount of the term loan is repayable as follows: (i) quarterly payments of US $517 commencing June 30, 2012 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan is payable upon the term loan maturity on February 11, 2014.

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

The Company was in compliance with covenants under the Black Creek Credit Agreement, as amended, as of June 30, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of June 30, 2012. Leases which do not qualify as a capital lease are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Operating leases	$104	$81
Operating sublease	38	37
	$142	$118

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

June 30, 2013	$360
June 30, 2014	282
June 30, 2015	214
June 30, 2016	150
June 30, 2017	133
Thereafter	113
$1,252

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $249 for the three month period ended June 30, 2012 ($242 for the three month period ended June 30, 2011). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustment are set forth below.  The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%.

Twelve month period ending:

June 30, 2013	$747
June 30, 2014	747
June 30, 2015	747
June 30, 2016	747
June 30, 2017	747
Thereafter	1,245
$4,980

As of June 30, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $3,789 ($7,143 as of March 31, 2012) in connection with capital expenditure and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a significant effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  Most of these claims are for insignificant amounts.  The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2012 an accrual of $561 ($638 as of March 31, 2012) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued dividend payable at June 30, 2012 was $11,041 and at March 31, 2012 was $10,283. As of June 30, 2012, the effective rate of preferred dividends was 12% (maximum) and as of March 31, 2012, the effective interest rate of preferred dividends was 12%. The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Second Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of such shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $6 for each of the three month periods ended June 30, 2012 and 2011 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  Such shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $28 related to such awards for each of the three month periods ended June 30, 2012 and 2011. Such shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $16 for the each of the three month periods ended June 30, 2012 and June 30, 2011 related to such awards. The April 5, 2010 grants vest over three years in equal installments on each of such awards' anniversary dates in 2011, 2012 and 2013. On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $57 for the three month period ended June 30, 2012 and $507 for the three month period ended June 30, 2011 related to such awards, including cash compensation expense related to tax withholding. On April 11, 2012, the Company issued 45,754 shares to two key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $8.68. The Company recorded expense of $109 for the three month period ended June 30, 2012 related to such awards, including cash compensation related to tax withholding. The April 11, 2012 grants vest over three years in equal installments on each of such awards' anniversary dates in 2013, 2014 and 2015.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At June 30, 2012, a total of 798,619 shares (846,647 shares at March 31, 2012) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through June 30, 2012 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the twelve month period ended March 31, 2012 the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the three month period ended June 30, 2012, the Company awarded 2,274 shares for services provided from April 1, 2012 to June 30, 2012. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through June 30, 2012 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at June 30, 2012, had a remaining weighted average contractual life of approximately five years and nine months.  The Company recorded compensation expenses of $Nil and $65 for the three month periods ended June 30, 2012 and June 30, 2011, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of June 30, 2012.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through June 30, 2012.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three month periods ended June 30, 2012 and June 30, 2011.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Bank indebtedness	$251	$196
Amortization of deferred financing costs	328	175
Long-term debt – senior	1,796	1,392
Interest rate swaps	284	333
Subordinated note	—	23
Deferred payment liability	45	54
Interest capitalized	—	(172)
	$2,704	$2,001

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Revenue by country:
Canada	$31,773	$22,303
United States	17,839	20,033
	$49,612	$42,336

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2012	March 31, 2012
Property and equipment by country:
Canada	$100,838	$103,640
United States	103,433	97,222
	$204,271	$200,862
Intangible assets by country:
Canada	$10,304	$10,954
United States	4,925	5,147
	$15,229	$16,101
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$150,205	$143,954
United States	130,610	113,877
	$280,815	$257,831

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

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

Fair value guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and March 31, 2012:

		Fair value measurements at June 30, 2012			Fair value measurements at March 31, 2012
	Carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$809	$—	$809	$1,088	$—	$1,088

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month period ended June 30, 2012.

The Company has recorded a liability of $809 as of June 30, 2012 ($1,088 as of March 31, 2012) for two interest rate swap contracts on the Company’s term debt. For the three month period ended June 30, 2012, the fair value adjustment of the interest rate swap contracts resulted in a gain of $270 (gain of $45 for the three month period ended June 30, 2011). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at June 30, 2012	Fair Value as at March 31, 2012
Interest rate swap contracts liability	Current liability	$809	$1,088

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Three months ended June 30, 2012	Three months ended June 30, 2011
Interest rate swap contracts liability	Other (income) and expenses	$(270)	$(45)

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

The Company had a total of 17,724,306 shares of common stock issued and outstanding as of June 30, 2012, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 17,720,071 shares for the three month period ended June 30, 2012 and 14,858,952 shares for the three month period ended June 30, 2011 based on the calculations set forth below.  Since the calculation is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,720,071 and 14,858,952 for 2012 and 2011. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended June 30, 2012	Three months ended June 30, 2011
Numerator:
Net income before preferred dividends	$3,095	$3,329
Preferred stock dividends	(758)	(660)
Net income applicable to common stockholders	$2,337	$2,669
Denominator:
Weighted average common shares for basic EPS	17,720,071	14,858,952
Effect of dilutive securities:
Average price during period	8.33	7.37
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Shares that could be acquired with the proceeds of options	325,969	368,369
Dilutive shares due to options	153,816	111,416
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,720,071	14,858,952
Basic EPS	$0.13	$0.18
Diluted EPS	$0.13	$0.18

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	SUBSEQUENT EVENT

On July 31, 2012, Lower Lakes, Lower Lakes Transportation, Grand River and other credit parties under the Second Amended and Restated Credit Agreement, as amended, entered into a Consent and Waiver Agreement ("the Consent and Waiver Agreement") with General Electric Capital Corporation and the Company's other lenders. The Consent and Waiver Agreement waived breaches of the fixed charge coverage ratio and capital expenditures covenants contained in the Second Amended and Restated Credit Agreement, as amended, as of June 30, 2012, and increased the Company's eligible borrowings against the receivables of one of its customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2012.

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
 Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission on June 8, 2012 as well as the following: the continuing effects of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview
Business
Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.
On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. ("Lower Lakes Towing"), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company ("Lower Lakes Transportation"), provides bulk freight shipping services throughout the Great Lakes region, and at the time of acquisition, and operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. ("Grand River"). Prior to the acquisition, we did not conduct, or have any investment in, any operating business. Subsequent to the acquisition, we added ten vessels to our fleet through acquisition transactions and we retired two smaller vessels. During 2011 alone, we acquired three articulated tug and barge units and two bulk carriers. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and our additional operating subsidiary, Black Creek Shipping Company, Inc. ("Black Creek").
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

Results of Operations for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011
Selected Financial Information (Unaudited)

(USD in 000’s)	Three months ended June 30, 2012	Three months ended June 30, 2011	$ Change	% Change
Revenue:
Freight and related revenue	$36,327	$30,694	$5,633	18.4%
Fuel and other surcharges	$12,475	$11,332	$1,143	10.1%
Outside voyage charter revenue	$810	$310	$500	161.3%
Total	$49,612	$42,336	$7,276	17.2%

Expenses:
Outside voyage charter fees	$822	$307	$515	167.8%
Vessel operating expenses	$33,157	$28,576	$4,581	16.0%
Repairs and maintenance	$387	$826	$(439)	(53.1)%

Sailing days:	1,174	1,065	109	10.2%

Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$30,943	$28,821	$2,122	7.4%
Fuel and other surcharges	$10,626	$10,640	$(14)	(0.1)%

Expenses per sailing day:
Vessel operating expenses	$28,243	$26,832	$1,411	5.3%
Repairs and maintenance	$330	$776	$(446)	(57.5)%
The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011:

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Three month period ended June 30, 2011	1,065	$30,694	$11,332	$310	$42,336	$28,576
Changes in three month period ended June 30, 2012:
Change attributable to weaker Canadian dollar		(1,008)	(316)	(34)	(1,358)	(883)
Net increase attributable to customer demand and pricing (excluding currency impact)	109	6,641	1,459		8,100	5,464
Changes in outside voyage charter revenue (excluding currency impact)				534	534
Sub-total	109	$5,633	$1,143	$500	$7,276	$4,581
Three month period ended June 30, 2012	1,174	$36,327	$12,475	$810	$49,612	$33,157

Total revenue during the three month period ended June 30, 2012 was $49.6 million, an increase of $7.3 million, or 17.2%, compared to $42.3 million during the three month period ended June 30, 2011. This increase was primarily attributable to higher freight revenue, fuel surcharges and a modest increase in outside charter hire, partially offset by the weaker Canadian dollar.
During the three month period ended June 30, 2012, U.S.-flagged vessels industry-wide experienced a 1.3% decrease in overall customer demand compared to the three month period ended June 30, 2011. Other than aggregates, for which U.S.-flagged shipments increased 13.6%, overall industry tonnage decreased for all of the major commodities during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.
Freight and other related revenue generated from Company-operated vessels increased $5.6 million, or 18.4%, to $36.3 million during the three month period ended June 30, 2012 compared to $30.7 million during the three month period ended June 30, 2011. Excluding the impact of currency changes, freight revenue increased 21.6% during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011. This increase was attributable to 109 additional Sailing Days, resulting in a 18.7% increase in tonnage hauled by our operated vessels, and contractual price increases.
Management believes that each of our vessels should achieve approximately 91 Sailing Days in an average first fiscal quarter, assuming no major repairs or incidents and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 78 Sailing Days during the three month period ended June 30, 2012 compared to an average of 82 Sailing Days during the three month period ended June 30, 2011. We operated fifteen vessels during the three month period ended June 30, 2012, including the bulker vessels acquired in the second and third quarters of the fiscal year ended March 31, 2012, compared to thirteen vessels during the three month period ended June 30, 2011. During the three month period ended June 30, 2012, the Company did not sail one vessel it acquired during the third quarter of the fiscal year ended March 31, 2012 as that vessel was undergoing structural modifications and upgrading.
Freight and related revenue per Sailing Day increased $2,122, or 7.4%, to $30,943 per Sailing Day in the three month period ended June 30, 2012 compared to $28,821 per Sailing Day during the three month period ended June 30, 2011. This increase was somewhat offset by slightly reduced backhauls and a weaker Canadian dollar.
All of our customer contracts have fuel surcharge provisions whereby increases and decreases in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges increased $1.1 million, or 10.1%, to $12.5 million during the three month period ended June 30, 2012 compared to $11.3 million during the three month period ended June 30, 2011. This increase was attributable to an increased number of Sailing Days and was offset by a weaker Canadian dollar. Fuel and other surcharges per Sailing Day decreased negligibly by $14 to $10,626 per Sailing Day during the three month period ended June 30, 2012 compared to $10,640 per Sailing Day during the three month period ended June 30, 2011.
Vessel operating expenses increased $4.6 million, or 16.0%, to $33.2 million during the three month period ended June 30, 2012 compared to $28.6 million during the three month period ended June 30, 2011. This increase was primarily attributable to higher fuel costs, an increased number of Sailing Days and two additional vessels acquired in the fiscal year ended March 31, 2012 that we sailed during the three month period ended June 30, 2012, and was partially offset by a weaker Canadian dollar. Vessel operating expenses per Sailing Day increased $1,411, or 5.3%, to $28,243 per Sailing Day during the three month period ended June 30, 2012 from $26,832 per Sailing Day during the three month period ended June 30, 2011.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.4 million to $0.4 million during the three month period ended June 30, 2012 from $0.8 million during the three month period ended June 30, 2011. Repairs and maintenance per Sailing Day decreased $446 to $330 per Sailing Day during the three month period ended June 30, 2012 from $776 per Sailing Day during the three month period ended June 30, 2011. This decrease was primarily due to a reduced level of winter work carried into the 2012 sailing season.
Our general and administrative expenses were $3.0 million during each of the three month periods ended June 30, 2012 and June 30, 2011. These costs were flat due to the weaker Canadian dollar, which offset increased compensation costs primarily related to higher engineering and IT headcount. Our general and administrative expenses represented 8.2% of freight revenues during the three month period ended June 30, 2012, a decrease from 9.7% of freight revenues during the three month period ended June 30, 2011. During the three month period ended June 30, 2012, $0.9 million of our general and administrative expenses was attributable to our parent company and $2.1 million was attributable to our operating companies.

Depreciation expense increased $0.7 million to $3.5 million during the three month period ended June 30, 2012 compared to $2.8 million during the three month period ended June 30, 2011. The increase in depreciation expense was primarily attributable to two bulker vessels acquired in the fiscal year ended March 31, 2012 that we sailed during the three month period ended June 30, 2012, other winter 2012 capital expenditures and the repowering of one vessel that was completed in June 2011, offset by a weaker Canadian dollar in the three month period ended June 30, 2012.
Amortization of drydock costs increased $0.1 million to $0.9 million during the three month period ended June 30, 2012 from $0.7 million during the three month period ended June 30, 2011 due to an increased number of vessels drydocked in the 2012 winter season, offset by a weaker Canadian dollar in the three month period ended June 30, 2012. During the three month period ended June 30, 2012, the Company amortized the deferred drydock costs of twelve of its fifteen operated vessels, compared to nine vessels during the three month period ended June 30, 2011.
As a result of the items described above, during the three month period ended June 30, 2012, the Company’s operating income increased $1.8 million to $7.6 million compared to operating income of $5.8 million during the three month period ended June 30, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 26.8%, or $2.6 million, to $12.3 million during the three month period ended June 30, 2012 from $9.7 million during the three month period ended June 30, 2011.
Interest expense increased $0.7 million to $2.7 million during the three month period ended June 30, 2012 from $2.0 million during the three month period ended June 30, 2011. This increase in interest expense was primarily attributable to higher average debt balances due to the CDN $4.0 million increase in the Canadian Term Loan in July 2011, the $25.0 million increase in the US Term Loan on December 1, 2011, higher interest rate margins and higher amortization of deferred financing costs.
We recorded a gain on interest rate swap contracts of $0.3 million in the three month period ended June 30, 2012 compared to a minimal gain during the three month period ended June 30, 2011. Such gains were due to the recording of the fair value of our two interest rate swaps at the end of each such period.
Our income before income taxes was $5.1 million during the three month period ended June 30, 2012 compared to income before income taxes of $3.9 million during the three month period ended June 30, 2011.
Our effective tax rate was 39.9% for the three month period ended June 30, 2012 compared to a tax expense of 13.8% for the three month period ended June 30, 2011. The tax rate for the three months ended June 30, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses. The valuation allowance was reversed as of March 31, 2012 and accordingly for the three month period ended June 30, 2012 this reduction was not available.

The effective tax rate for the current period was higher than the statutory tax rate due to income recognized for tax but not reported for earnings, partially offset by foreign earnings being subject to a lower statutory tax rate.
Our provision for income tax expense was $2.1 million for the three month period ended June 30, 2012 compared to a tax expense of $0.5 million for the three month period ended June 30, 2011. The increase in income tax expense and effective tax rate from the prior period was due to higher net income before tax and the absence of a tax benefit from a change in valuation allowance during the three month period ended June 30, 2012 as compared to the three month period ended June 30, 2011.

Our net income before preferred stock dividends was $3.1 million during the three month period ended June 30, 2012 compared to $3.3 million during the three month period ended June 30, 2011.

We accrued $0.8 million for cash dividends on our preferred stock during the three month period ended June 30, 2012 compared to $0.7 million during the three month period ended June 30, 2011. The dividends accrued at a rate of 12.0% during the three month period ended June 30, 2012 compared to a rate of 11.75% during the three month period ended June 30, 2011. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $2.3 million during the three month period ended June 30, 2012 compared to net income of $2.7 million during the three month period ended June 30, 2011.

During the three month period ended June 30, 2012, the Company operated an average of approximately six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately 50% of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, and approximately half of our gain on interest rate swap contracts was realized in Canada, consistent with our percentage of overall indebtedness by country. All of our preferred stock dividends are accrued in the US.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the three month periods ended June 30, 2012 and June 30, 2011. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then paid down during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash used by operating activities for the three month period ended June 30, 2012 was $7.5 million, a decrease of $0.6 million used compared to $8.2 million used during the three month period ended June 30, 2011. This decrease in net cash used was primarily due to higher cash earnings and reduced working capital investment, offset by higher deferred drydock costs in the three month period ended June 30, 2012. The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during the three month period ended June 30, 2012.
Net cash used in investing activities increased by $4.4 million to net cash used of $14.7 million during the three month period ended June 30, 2012 from net cash used of $10.3 million during the three month period ended June 30, 2011. This increase was due to higher capital spending, including upgrades to the vessels we acquired in the fiscal year ended March 31, 2012.
Net cash provided in financing activities increased $2.3 million to $21.0 million provided during the three month period ended June 30, 2012 compared to $18.7 million provided in the three month period ended June 30, 2011. During the three month period ended June 30, 2012, the Company received proceeds of $24.0 million from its revolving credit facility and made principal payments on its term debt of $2.8 million; whereas the Company received revolving credit facility proceeds of $22.0 million, made principal payments on its term debt of $1.2 million and paid debt financing costs of $2.0 million during the three month period ended June 30, 2011.
During the three month period ended June 30, 2012, long-term debt, including the current portion, decreased $4.0 million to $129.6 million from $133.6 million during the three month period ending June 30, 2012. Such reduction was comprised of a $2.8 million decrease due to principal payments and a $1.2 million decrease due to the weaker Canadian dollar.
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
As of June 30, 2012, the Company was not in compliance with the fixed charge coverage ratio and capital expenditures covenants contained in the Second Amended and Restated Credit Agreement, as amended. On July 31, 2012, the Company executed a Consent and Waiver Agreement with General Electric Capital Corporation, Inc. and its other lenders in which it lenders waived such covenant breaches. As of June 30, 2012, the Company was otherwise in compliance with the covenants set forth in the Second Amended and Restated Credit Agreement, as amended.

As a result of incurred and planned capital expenditures primarily relating to improvements to its acquired vessels, the Company anticipates being out of compliance with certain financial covenants contained in the Second Amended and Restated Credit Agreement, as amended, for one or more testing periods through June 30, 2013. The Company is in discussions with its lenders with regards to such covenant violations.
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
The Black Creek Credit Agreement contains certain covenants, including those limiting the guarantors' and Black Creek's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Black Creek Credit Agreement requires Black Creek to maintain certain financial ratios. Failure of Black Creek or the guarantor to comply with any of these covenants or financial ratios could result in the loans under the Black Creek Credit Agreement being accelerated. The Company met such financial covenants during the three month period ended June 30, 2012.
Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at June 30, 2012 was $11.0 million compared to $10.3 million at March 31, 2012. As of June 30, 2012, the effective rate of preferred dividends was 12.0%. As of June 30, 2011, the effective rate of preferred dividends was 11.75%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Second Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $11.5 million in accrued capital expenditures and drydock expenses during the three month period ended June 30, 2012, including $7.5 million relating to carryover from the 2012 winter season, compared to $2.3 million, during the three month period ended June 30, 2011.
During the three month period ended June 30, 2012, the Company commenced upgrading the barge it acquired in December 2011.
Vessel Acquisitions
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
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At June 30, 2012, our liability for financial instruments with exposure to foreign currency risk in Canada was approximately CDN $60.2 million of term borrowings and CDN $11.0 million of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
From a cash flow perspective, our operations are insulated against changes in currency rates as operations in Canada and the United States have revenues and expenditures denominated in local currencies and our operations are cash flow positive. However, as stated above, a large portion of our financial liabilities are denominated in Canadian dollars, exposing us to currency risks related to principal payments and interest payments on such financial liability instruments.
Interest Rate Risk
We are exposed to changes in interest rates associated with revolving our indebtedness under our Second Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and US Prime Rates and Libor Rates on US borrowings.
As of June 30, 2012, we held two interest rate swap contracts for approximately 29% of our combined Lower Lakes and Black Creek term loans which expire on April 1, 2013 based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans. The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We may be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements.
Contractual Commitments

As of June 30, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $3,789 ($7,143 as of March 31, 2012) in connection with capital expenditure and drydock projects.

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

Critical accounting policies
Rand’s significant accounting policies are presented in Note 2 to its consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this quarterly report on Form 10-Q. While all accounting policies affect the financial statements, certain policies may be viewed as critical.
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
Impairment of fixed assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset groups (e.g. tugs and barges), might be no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows, excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2012.
Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, require that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of June 30, 2012, the Company conducted the qualitative assessment described above and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining steps of the impairment testing were therefore unnecessary. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2012.
Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. The Company adopted accounting guidance surrounding the accounting for uncertainty in income taxes on January 1, 2007, which had no impact on the company's consolidated financial statements because management concluded that the tax benefits related to the Company's uncertain tax positions can be fully recognized. The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts. There have been no recent examinations by the U.S. taxing authorities. The Canadian subsidiary was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete. This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2009 – 2012
Various states	2009 – 2012
Federal (Canada)	2008 – 2012
Ontario	2008 – 2012

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Pronouncements
Presentation of comprehensive income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted this guidance as of April 1, 2012 and such adoption had no impact on the Company's consolidated financial statements.

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

Intangibles -Goodwill and Other (Topic 350)

In July 2012, the FASB issued ASU No. 2012-02 "Intangibles -Goodwill and Other (Topic 350)" ("ASU 2012-02"). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently reviewing the effects of ASU 2012-02.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide an update on our Quantitative and Qualitative Disclosures About Market Risk until after we have filed our Annual Report on Form 10-K for our fiscal year ended March 31, 2013.

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
 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
No change occurred in our internal controls concerning financial reporting during the three month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

 (a) Exhibits

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* To be furnished by filing an amendment to this Form 10-Q within 30 days of the file date hereof, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date:	August 6, 2012	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date:	August 6, 2012	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* To be furnished by filing an amendment to this Form 10-Q within 30 days of the file date hereof, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.