Form 10-Q
period 2012-09-30
Rand Logistics, Inc.
filed 2012-11-08
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-33345
___________________

RAND LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 20-1195343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Fifth Avenue, 50th Floor
New York, NY	10,110
(Address of principal executive offices)	(Zip Code)

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

17,726,847 shares of Common Stock, par value $.0001, were outstanding at November 7, 2012.

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

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30, 2012	March 31, 2012
ASSETS
CURRENT
Cash and cash equivalents	$5,709	$5,563
Accounts receivable, net (Note 4)	24,525	5,343
Prepaid expenses and other current assets (Notes 5 and 8)	7,415	6,510
Deferred income taxes (Note 6)	286	284
Total current assets	37,935	17,700
PROPERTY AND EQUIPMENT, NET (Note 7)	216,749	200,862
LOAN TO EMPLOYEE	250	250
OTHER ASSETS (Note 8)	1,153	1,528
DEFERRED INCOME TAXES (Note 6)	—	1,318
DEFERRED DRYDOCK COSTS, NET (Note 9)	10,615	9,879
INTANGIBLE ASSETS, NET (Note 10)	13,734	16,101
GOODWILL (Note 10)	10,193	10,193
Total assets	$290,629	$257,831
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$12,103	$—
Accounts payable	17,704	19,301
Accrued liabilities (Note 13)	19,949	18,175
Interest rate swap contracts (Note 21)	549	1,088
Income taxes payable	23	76
Deferred income taxes (Note 6)	483	418
Current portion of deferred payment liability (Note 11)	431	431
Current portion of long-term debt (Note 14)	3,674	9,686
Total current liabilities	54,916	49,175
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,851	2,063
LONG-TERM DEBT (Note 14)	143,271	123,915
OTHER LIABILITIES	242	242
DEFERRED INCOME TAXES (Note 6)	5,681	3,091
Total liabilities	205,961	178,486
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,726,847 shares (Note 17)	1	1
Additional paid-in capital	88,288	87,853
Accumulated deficit	(20,912)	(25,349)
Accumulated other comprehensive income	2,391	1,940
Total stockholders’ equity	84,668	79,345
Total liabilities and stockholders’ equity	$290,629	$257,831

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011
REVENUE
Freight and related revenue	$39,040	$35,164	$75,367	$65,858
Fuel and other surcharges	11,107	12,840	23,582	24,172
Outside voyage charter revenue	424	392	1,234	702
TOTAL REVENUE	50,571	48,396	100,183	90,732
EXPENSES
Outside voyage charter fees (Note 18)	423	390	1,245	697
Vessel operating expenses	31,986	31,255	65,143	59,831
Repairs and maintenance	270	206	657	1,032
General and administrative	3,175	2,453	6,145	5,429
Depreciation	3,623	2,942	7,111	5,733
Amortization of drydock costs	873	732	1,752	1,471
Amortization of intangibles	328	332	654	669
Gain on foreign exchange	(18)	(36)	(14)	(67)
	40,660	38,274	82,693	74,795
OPERATING INCOME	9,911	10,122	17,490	15,937
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	2,236	2,439	4,940	4,440
Interest income	(2)	(1)	(6)	(2)
Gain on interest rate swap contracts (Note 21)	(272)	(46)	(542)	(91)
Loss on extinguishment of debt (Note 14)	3,339	—	3,339	—
	5,301	2,392	7,731	4,347
INCOME BEFORE INCOME TAXES	4,610	7,730	9,759	11,590
PROVISION FOR INCOME TAXES (Note 6)
Current	—	265	—	322
Deferred	1,728	987	3,782	1,461
	1,728	1,252	3,782	1,783
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,882	6,478	5,977	9,807
PREFERRED STOCK DIVIDENDS	782	694	1,540	1,354
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,100	$5,784	$4,437	$8,453
Net income per share basic (Note 22)	$0.12	$0.38	$0.25	$0.56
Net income per share diluted (Note 22)	$0.12	$0.37	$0.25	$0.56
Weighted average shares basic	17,724,389	15,142,066	17,722,242	15,001,283
Weighted average shares diluted	17,724,389	17,651,640	17,722,242	17,521,668

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity and Other Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	—	—	—	—	—	8,123	—	8,123	8,123
Preferred stock dividends	—	—	—	—	—	(2,806)	—		(2,806)
Restricted stock issued (Note 17)	86,217	—	—	—	685	—	—	—	685
Unrestricted stock issued (Note 17)	10,722	—	—	—	75	—	—	—	75
Stock options issued (Note 17)	—	—	—	—	65	—	—	—	65
Stock issued (Note 17)	2,800,000	—	—	—	15,525	—	—	—	15,525
Translation adjustment	—	—	—	—	—	—	(651)	(651)	(651)
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$7,472	$79,345
Net income	—	—	—	—	—	3,095	—	3,095	3,095
Preferred stock dividends	—	—	—	—	—	(758)	—	—	(758)
Restricted stock issued (Note 17)	45,754	—	—		397	—	—	—	397
Unrestricted stock issued (Note 17)	2,274	—	—	—	19	—	—	—	19
Translation adjustment	—	—	—	—	—	—	(1,061)	(1,061)	(1,061)
Balances, June 30, 2012	17,724,306	$1	300,000	$14,900	$88,269	$(23,012)	$879	$2,034	$81,037
Net Income	—	—	—	—	—	2,882	—	2,882	2,882
Preferred stock dividends	—	—	—	—	—	(782)	—	—	(782)
Restricted stock issued (Note 17)	—	—	—	—	—	—	—	—	—
Unrestricted stock issued (Note 17)	2,541	—	—	—	19	—	—	—	19
Translation adjustment	—	—	—	—	—	—	1,512	1,512	1,512
Balances, September 30, 2012	17,726,847	$1	300,000	$14,900	$88,288	$(20,912)	$2,391	$4,394	$84,668

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2012	Six months ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,977	$9,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	8,863	7,204
Amortization of intangibles and deferred financing costs	1,201	1,074
Deferred income taxes	3,782	1,461
Gain on interest rate swap contracts	(542)	(91)
Loss on extinguishment of debt	3,339	—
Equity compensation	435	788
Deferred drydock costs paid	(3,653)	(1,314)
Changes in operating assets and liabilities:
Accounts receivable	(19,182)	(14,179)
Prepaid expenses and other current assets	(905)	(1,443)
Accounts payable and accrued liabilities	5,220	848
Other assets and liabilities	375	(180)
Income taxes payable (net)	(53)	287
	4,857	4,262
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26,825)	(13,025)
Purchase of a vessel	—	(3,343)
	(26,825)	(16,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(211)	(188)
Proceeds from equity offering	—	15,400
Proceeds from long-term debt	15,298	3,153
Long-term debt repayment	(2,792)	(3,200)
Debt financing cost	(2,115)	(2,531)
Proceeds from bank indebtedness	24,015	22,027
Repayment of bank indebtedness	(12,069)	(21,427)
	22,126	13,234
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(12)	(593)
NET INCREASE IN CASH AND CASH EQUIVALENTS	146	535
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,563	4,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,709	$5,043
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,932	$4,259
Unpaid purchases of property and equipment	$3,351	$2,744
Unpaid purchases of deferred drydock cost	$74	$7
Payment of income taxes	$53	$12
Capitalized interest	$538	$172

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, and Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2012, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the six month period ended September 30, 2012.

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
Technical Amendments and Corrections to SEC Sections

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of September 30, 2012 and March 31, 2012. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2012	March 31, 2012
Prepaid insurance	$341	$289
Fuel and lubricants	5,131	4,512
Deposits and other prepaids	1,943	1,709
	$7,415	$6,510

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

The Company's effective tax rate was an expense of 38.8% for the six month period ended September 30, 2012 compared to a tax expense of 15.4% for the six month period ended September 30, 2011. The tax rate for the six month period ended September 30, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses.

The effective tax rate for the six month period ended September 30, 2012 was higher than the statutory tax rate due to income recognized for tax but not reported for earnings, however this was partially offset by foreign earnings being subject to a lower statutory tax rate.

The Company had no unrecognized tax benefits as of September 30, 2012. The Company did not incur any income tax interest expense or penalties related to uncertain tax positions during the six month periods ended September 30, 2012 and September 30, 2011.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2012	March 31, 2012
Cost
Vessels	$255,264	$238,830
Leasehold improvements	3,782	3,847
Furniture and equipment	339	335
Vehicles	23	21
Computer, communication equipment and purchased software	2,901	2,878
	$262,309	$245,911
Accumulated depreciation
Vessels	$42,510	$42,426
Leasehold improvements	1,266	1,034
Furniture and equipment	182	162
Vehicles	13	12
Computer, communication equipment and purchased software	1,589	1,415
	45,560	45,049
	$216,749	$200,862

Depreciable assets as of September 30, 2012 included $37,773 ($21,927 as of March 31, 2012) related to an acquired vessel, for which depreciation will commence when the vessel is ready for use.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are being amortized over a five year period.

	September 30, 2012	March 31, 2012
Customer contract costs	$1,182	$1,504
Prepaid expenses and other assets	7,386	6,534
Total	$8,568	$8,038

Current portion	7,415	6,510

Other long term assets	$1,153	$1,528

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30, 2012	March 31, 2012
Drydock expenditures	$17,669	$22,573
Accumulated amortization	7,054	12,694
	$10,615	$9,879

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2011	$6,523
Drydock costs accrued	6,535
Amortization of drydock costs	(3,048)
Foreign currency translation adjustment	(131)
Balance as of March 31, 2012	$9,879
Drydock costs accrued	2,406
Amortization of drydock costs	(1,752)
Foreign currency translation adjustment	82
Balance as of September 30, 2012	$10,615

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2012	March 31, 2012
Intangible assets:
Deferred financing costs	$2,064	$6,336
Trademarks and trade names	1,034	1,023
Customer relationships and contracts	18,357	18,165
Total identifiable intangibles	$21,455	$25,524
Accumulated amortization:
Deferred financing costs	$44	$2,487
Trademarks and trade names	680	622
Customer relationships and contracts	6,997	6,314
Total accumulated amortization	7,721	9,423
Net intangible assets	$13,734	$16,101
Goodwill	$10,193	$10,193

As discussed in Note 14, as a result of execution of the Third Amended and Restated Credit Agreement, the Company recognized a loss on extinguishment of debt of $3,339 during the three and six month periods ended September 30, 2012, which loss included deferred financing costs in connection with previously existing financing arrangements. The Company accrued $2,064 of new third party deferred financing costs related to the Third Amended and Restated Credit Agreement.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

September 30, 2013	$1,854
September 30, 2014	1,854
September 30, 2015	1,854
September 30, 2016	1,707
September 30, 2017	1,224
$8,493

11.	VESSEL ACQUISITIONS

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
On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER, a Canadian-flagged dry bulk carrier, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.  Pursuant to the terms of such asset purchase agreement, Lower Lakes’ acquisition of such vessel was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes purchased such vessel for an aggregate purchase price of CDN $2,667 with borrowings under the Canadian term loan. Following its acquisition, the Maritime Trader was renamed the MANITOBA.
On October 14, 2011, Lower Lakes completed the acquisition of the bulk carrier TINA LITRICO (the "TINA"), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011, by and among Lower Lakes, Grand River and U.S. United Ocean Service, LLC ("USUOS"). Lower Lakes purchased the TINA for $5,250, plus the value of the remaining bunkers and unused lubricating oils on board the TINA at the closing of the acquisition. The acquisition was funded by the proceeds from the equity offering described in Note 17. Following its acquisition, the Tina was renamed the TECUMSEH.
On December 1, 2011, Grand River entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Barge Agreement”) with U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, pursuant to which Grand River acquired a self-unloading barge “MARY TURNER” (the “Barge”). The purchase price for the Barge, together with the related stores and equipment, was $11,954 plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition. Following its acquisition, the Barge was renamed the ASHTABULA.
Also on December 1, 2011, Grand River completed the acquisition of a tug “BEVERLY ANDERSON” (the “Tug”), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011 (the “Tug Agreement”), by and between Grand River and USUOS. Grand River purchased the Tug for $7,796 plus the value of the remaining bunkers and unused lubricating oils on board the Tug at the closing of the acquisition. Following its acquisition, the Tug was renamed the DEFIANCE.
The acquisitions of the Barge and the Tug were funded with additional borrowings under the US term loan as described in Note 14.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	BANK INDEBTEDNESS

As discussed in detail in Note 14, on August 30, 2012, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with General Electric Capital Corporation, as agent and lender, and certain other lenders, which amends and restates the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) entered on September 28, 2011, as the same was amended from time to time. As of September 30, 2012 and March 31, 2012, the Company had authorized operating lines of credit under the Third Amended and Restated Credit Agreement and the Second Amended Restated Credit Agreement, respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $6,000 as of September 30, 2012 and $Nil as of March 31, 2012 and US $6,000 as of September 30, 2012 and $Nil as of March 31, 2012, and maintained letters of credit of CDN $100 as of September 30, 2012 and CDN $500 as of March 31, 2012.

The Third Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.75% or Canadian 30 day BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings , compared to a Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings, and a U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings as of March 31, 2012 under the Second Amended and Restated Credit Agreement, and is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 30% for one customer in each line and certain other standard limitations. As of September 30, 2012, the Company had credit availability of US $7,289 on the combined lines of credit.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2012	March 31, 2012
Deferred financing and other transaction costs	$38	$105
Payroll compensation and benefits	2,967	1,015
Preferred stock dividends	11,823	10,283
Professional fees	548	650
Interest	925	926
Winter work, deferred drydock expenditures and capital expenditures	860	1,859
Capital and franchise taxes	30	252
Other	2,758	3,085
	$19,949	$18,175

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		September 30, 2012	March 31, 2012
a)
Canadian term loan bearing interest at Canadian Prime rate plus 3.75% (3.5% at March 31, 2012) or Canadian BA rate plus 4.75% (4.5% at March 31, 2012) at the Company’s option.  The loan is repayable until August 1, 2016 with quarterly payments of CDN $331 commencing December 1, 2012, increasing to CDN $662 commencing December 1, 2014 and the balance due August 1, 2016. (At March 31, 2012, under the Second Amended and Restated Credit Agreement, the loan was repayable until April 1, 2015, with quarterly payments of CDN$ 936 and the balance due April 1, 2015). The term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.
		$53,884	$55,386

b)	The Canadian engine term loan bore interest at Canadian Prime rate plus 4.0% at March 31, 2012 or Canadian BA rate plus 5.0% at March 31, 2012 at the Company’s option, until repaid at the closing of the Third Amended and Restated Credit Agreement. The Canadian Engine term loan was repayable until April 1, 2015 with quarterly payments of CDN $133 until March 1, 2015 and the balance due April 1, 2015. The Canadian Engine term loan was collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	—	6,015

c)
Grand River US term loan bearing interest at LIBOR rate plus 4.75% (4.5% at March 31, 2012) or US base rate plus 3.75% (3.5% at March 31, 2012) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of US $401 commencing December 1, 2012, increasing to $802 commencing December 1, 2014 and the balance due on August 1, 2016. (At March 31, 2012, under the terms of the Second Amended and Restated Credit Agreement, such loan was repayable until April 1, 2015, with quarterly payments of US $704 commencing June 1, 2012 and the balance due April 1, 2015). Such term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.
		64,127	42,233

d)
Black Creek US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2012) or US base rate plus 3.75% (3.75% at March 31, 2012) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of US $181 commencing December 1, 2012, increasing to US $362 commencing December 1, 2014, and the balance due August 1, 2016.  (At March 31, 2012, under the Black Creek Credit Agreement, such loan was repayable until February 11, 2014 with quarterly payment of US $517 and the balance due February 11, 2014). Such term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.
		28,934	29,967
		$146,945	$133,601
	Less amounts due within 12 months	3,674	9,686
		$143,271	$123,915

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

The effective interest rates on the term loans at September 30, 2012, including the effect from interest rate swap contracts, were 7.23% (6.91% at March 31, 2012) on the Canadian term loan, Nil (6.28% at March 31, 2012) on the Canadian engine loan, and 6.21% (6.22% at March 31, 2012) on the Grand River US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 6.05% (5.78% at March 31, 2012) on the Canadian term loan, Nil (6.28% at March 31, 2012) on the Canadian engine loan, 5.17% (4.98% at March 31, 2012) on the US term loan, and 5.17% (5.31% at March 31, 2012) on the Black Creek US term loan.

Principal payments are due as follows:

Twelve month period ending:

September 30, 2013	$3,674
September 30, 2014	3,674
September 30, 2015	7,347
September 30, 2016	132,250
$146,945

On August 30, 2012, Lower Lakes, Lower Lakes Transportation, Grand River Navigation and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into the Third Amended and Restated Credit Agreement which (i) amends and restates the Second Amended and Restated Credit Agreement in its entirety, (ii) continues the tranches of loans provided for under the Second Amended and Restated Credit Agreement, (iii) refinances the indebtedness of Black Creek under its existing credit facility and adds Black Creek as a U.S. Borrower, (iv) provides for certain new loans and (v) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Third Amended and Restated Credit Agreement provides for (i) a revolving credit facility including letters of credit under which Lower Lakes may borrow up to CDN $13,500 with a seasonal overadvance facility of CDN $12,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $12,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes and a swing line facility of US $50, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes is obligated to the Lenders in the amount of CDN $52,979 as of the date of the Third Amended and Restated Credit Agreement (“CDN Term Loan”), (iv) the modification and continuation of a US dollar denominated term loan facility under which Grand River is obligated to the Lenders in the amount of $64,127 as of the date of the Third Amended and Restated Credit Agreement (“Grand River Term Loan”) and (v) a US dollar denominated term loan facility under which Black Creek is obligated to Lenders in the amount of $28,934 as of the date of the Third Amended and Restated Credit Agreement (“Black Creek Term Loan”).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Under the Third Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on August 1, 2016. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) quarterly payments of CDN $331 commencing December 1, 2012 and ending September 2014, (ii) quarterly payments of CDN $662 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan's maturity on August 1, 2016. The outstanding principal amount of the Grand River Term Loan borrowings will be repayable as follows: (i) quarterly payments of US $401 commencing December 1, 2011 and ending on September 1, 2014, (ii) quarterly payments of US $802 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Grand River Term Loan upon the Grand River Term Loan's maturity on August 1, 2016. The outstanding principal amount of the Black Creek Term Loan borrowings will be repayable as follows: (i) quarterly payments of US $181 commencing quarterly December 1, 2012 and ending September 1, 2014, (ii) quarterly payments of US $362 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Black Creek Term Loan upon the Black Creek Term Loan's maturity on August 1, 2016.

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the CDN Term Loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum. Borrowings under the US revolving credit facility, US swing line facility and the Grand River Term Loan and Black Creek Term Loan will bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the Third amended and Restated Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum. Obligations under the Third Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek; (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek; and (iv) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each borrower under the Third Amended and Restated Credit Agreement is unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

Under the Third Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

The Third Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Third Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Third Amended and Restated Credit Agreement being accelerated.

As a result of the amendment in the debt agreement discussed above, the Company recognized a loss on extinguishment of debt of $3,339 during the three and six month periods ended September 30, 2012, which is comprised of the deferred financing costs in connection with previously existing financing arrangements
The Company was in compliance with covenants under the Third Amended and Restated Credit Agreement, as of September 30, 2012.

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
The Second Amended and Restated Credit Agreement continued the tranches of loans provided under the Amended and Restated Credit Agreement, and provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Second Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes was able to borrow up to CDN $13,500 with a seasonal overadvance facility of CDN $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation was able to borrow up to US $13,500 with a seasonal over advance facility of US $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes and a swing line facility of US $4,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $56,133 as of the date of the Second Amended and Restated Credit Agreement, (iv) the continuation of a US dollar denominated term loan facility under which Grand River was obligated to the lenders in the amount of US $17,233 as of the date of the Second Amended and Restated Credit Agreement, and (v) the continuation of a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $6,267 as of the date of the Second Amended and Restated Credit Agreement.
Under the Second Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans were to expire on April 1, 2015. The outstanding principal amount of the Canadian term loan borrowings were repayable as follows: (i) quarterly payments of CDN $936 commencing December 1, 2011 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Canadian term loan payable upon the Canadian term loan facility's maturity on April 1, 2015. The outstanding principal amount of the US term loan borrowings were repayable as follows: (i) quarterly payments of US $367 commencing December 1, 2011 and ending on March 1, 2015 and (ii) a final payment in the outstanding principal amount of the US term loan payable upon the US term loan facility's maturity on April 1, 2015. The outstanding principal amount of the Canadian “Engine” term loan borrowings were repayable as follows: (i) quarterly payments of CDN $133 commencing quarterly December 1, 2011 and ending March 1, 2015 and (ii) a final payment in the outstanding principal amount of the Engine term loan payable upon the Engine term loan facility's maturity on April 1, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the Canadian term loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum or (ii) the BA Rate (as defined in the Second Amended and Restated Credit Agreement) plus 4.50% per annum.  Borrowings under the US revolving credit facility, US swing line facility and the US term loan bore interest, at the borrowers' option equal to (i) LIBOR (as defined in the Second amended and Restated Credit Agreement) plus 4.50% per annum, or (ii) the US Base Rate (as defined in the Second Amended and Restated Credit Agreement), plus 3.50% per annum.  Borrowings under the Canadian “Engine” term loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Second Amended and Restated Credit Agreement), plus 4.00% per annum or (ii) the BA Rate (as defined in the Amended and Restated Credit Agreement) plus 5.00% per annum. Obligations under the Second Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers and (iii) a pledge by the Company of all of the outstanding capital stock of Rand LL Holdings and Rand Finance. The indebtedness of each borrower under the Second Amended and Restated Credit Agreement was unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty was secured by a lien on substantially all of the assets of each borrower and each guarantor.
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
The Second Amended and Restated Credit Agreement, as amended, contained certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Amended and Restated Credit Agreement required the borrowers to maintain certain financial ratios.
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
The outstanding principal amount of the term loan was repayable as follows: (i) quarterly payments of US $517 commencing September 30, 2012 and ending December 31, 2013 and (ii) a final payment in the outstanding principal amount of the term loan payable upon the term loan maturity on February 11, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

The term loan bore an interest rate per annum, at Black Creek's option, equal to (i) LIBOR (as defined in the Black Creek Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Black Creek Credit Agreement), plus 3.75% per annum. Obligations under the Black Creek Credit Agreement were secured by (i) a first priority lien and security interest on all of Black Creek's and Black Creek Holdings' assets, tangible or intangible, real, personal or mixed, existing and newly acquired and (ii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek.  The indebtedness of Black Creek under the Black Creek Credit Agreement was unconditionally guaranteed by the guarantor, and such guarantee is secured by a lien on substantially all of the assets of Black Creek and Black Creek Holdings.
Under the Black Creek Credit Agreement, Black Creek was required to make mandatory prepayments of principal on the term loan (i) in the event of certain dispositions of assets and insurance proceeds (as subject to certain exceptions), in an amount equal to 100% of the net proceeds received by Black Creek therefrom, and (ii) in an amount equal to 100% of the net proceeds to Black Creek from any issuance of Black Creek's debt or equity securities.
On December 1, 2011, The Black Creek Credit Agreement was amended to change the payment due on March 31, 2012 to April 2, 2012, and the payment due on June 30, 2012 to July 2, 2012.
The Black Creek Credit Agreement, as amended, contained certain covenants, including those limiting the guarantor's and Black Creek's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends.  In addition, the Black Creek Credit Agreement required Black Creek to maintain certain financial ratios.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of September 30, 2012. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011

Operating leases	108	91	$212	$172
Operating sublease	39	38	77	75
	147	129	$289	$247

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

September 30, 2013	$439
September 30, 2014	373
September 30, 2015	303
September 30, 2016	222
September 30, 2017	218
Thereafter	803
$2,358

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $249 for the three month period ended September 30, 2012 ($242 for the three month period ended September 30, 2011) and $498 for the six month period ended September 30, 2012 ($484 for the six month period ended September 30, 2011). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

September 30, 2013	$747
September 30, 2014	747
September 30, 2015	747
September 30, 2016	747
September 30, 2017	747
Thereafter	996
$4,731

As of September 30, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $1,147 ($7,143 as of March 31, 2012) in connection with capital expenditure and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2012 an accrual of $429 ($638 as of March 31, 2012) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at September 30, 2012 were $11,823 and at March 31, 2012 were $10,283. As of September 30, 2012 , and as of March 31, 2012, the effective rate of preferred dividends was 12% (maximum). The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of such shares vest on March 31st of each year, beginning March 31, 2010. The Company recorded expense of $13 for each of the six month periods ended September 30, 2012 and 2011 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  Such shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $56 related to such awards for each of the six month periods ended September 30, 2012 and 2011. Such shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $33 for the each of the six month periods ended September 30, 2012 and 2011 related to such awards. The April 5, 2010 grants vest over three years in equal installments on each of such awards' anniversary dates in 2011, 2012 and 2013. On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $113 for the six month period ended September 30, 2012 and $564 for the six month period ended September 30, 2011 related to such awards, including cash compensation expense related to tax withholding. On April 11, 2012, the Company issued 45,754 shares to two key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $8.68. The Company recorded expense of $223 for the six month period ended September 30, 2012 related to such awards, including cash compensation related to tax withholding. The April 11, 2012 grants vest over three years in equal installments on each of such awards' anniversary dates in 2013, 2014 and 2015.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2012, a total of 796,078 shares (846,647 shares at March 31, 2012) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through September 30, 2012 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the six month period ended September 30, 2012, the Company awarded 4,815 shares for services provided from April 1, 2012 to September 30, 2012. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2012 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at September 30, 2012, had a remaining weighted average contractual life of approximately five years and six months.  The Company recorded compensation expenses of $Nil and $65 for the six month periods ended September 30, 2012 and September 30, 2011, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of September 30, 2012.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through September 30, 2012.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the six month periods ended September 30, 2012 and September 30, 2011.

Shares issued in lieu of cash compensation - The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that five of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low trading prices Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives and outside directors’ compensation reverted back to cash. On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately.

18.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011

Bank indebtedness	282	243	$533	$439
Amortization of deferred financing costs	219	230	547	405
Long-term debt	1,949	1,559	3,745	2,951
Interest rate swaps	280	329	564	662
Subordinated note	—	35	—	58
Deferred payment liability	44	43	89	97
Interest capitalized	(538)	—	(538)	(172)
	2,236	2,439	$4,940	$4,440

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011

Revenue by country:
Canada	$30,538	$25,836	$62,311	$48,139
United States	20,033	22,560	37,872	42,593
	$50,571	$48,396	$100,183	$90,732

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2012	March 31, 2012
Property and equipment by country:
Canada	$102,430	$103,640
United States	114,319	97,222
	$216,749	$200,862
Intangible assets by country:
Canada	$8,928	$10,954
United States	4,806	5,147
	$13,734	$16,101
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$148,701	$143,954
United States	141,928	113,877
	$290,629	$257,831

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and March 31, 2012:

		Fair value measurements at September 30, 2012			Fair value measurements at March 31, 2012
	Carrying value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$549	$—	$549	$1,088	$—	$1,088

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month period ended September 30, 2012.

The Company has recorded a liability of $549 as of September 30, 2012 ($1,088 as of March 31, 2012) for two interest rate swap contracts on the Company’s term debt. For the six month period ended September 30, 2012, the fair value adjustment of the interest rate swap contracts resulted in a gain of $542 (gain of $91 for the six month period ended September 30, 2011). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2012	Fair Value as at March 31, 2012
Interest rate swap contracts liability	Current liability	$549	$1,088

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011
Interest rate swap contracts liability	Other (income) and expenses	$(272)	$(46)	$(542)	$(91)

Credit risk

Accounts receivable credit risk is mitigated by the dispersion of the Company’s customers among industries and the short shipping season.

Liquidity risk

The ongoing tightened credit in financial markets and continued general economic downturn may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  The tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii) negatively impact the Company’s ability to collect accounts receivable on a timely basis, and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	EARNINGS PER SHARE

The Company had a total of 17,726,847 shares of common stock issued and outstanding as of September 30, 2012, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,271,204 shares for the three month period ended September 30, 2012, 17,651,640 shares for the three month period ended September 30, 2011, 20,282,747 shares for the six month period ended September 30, 2012 and 17,521,668 shares for the six month period ended September 30, 2011, based on the calculations set forth below.  Since the calculation for three month and six month periods ended September 30, 2012 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,724,389 and 17,722,242 respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011
Numerator:
Net income before preferred dividends	$2,882	$6,478	$5,977	$9,807
Preferred stock dividends	(782)	(694)	(1,540)	(1,354)
Net income applicable to common stockholders	$2,100	$5,784	$4,437	$8,453
Denominator:
Weighted average common shares for basic EPS	17,724,389	15,142,066	17,722,242	15,001,283
Effect of dilutive securities:
Average price during period	7.71	6.97	8.02	7.17
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	352,325	389,567	338,635	378,755
Dilutive shares due to options	127,460	90,219	141,150	101,030
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,724,389	17,651,640	17,722,242	17,521,668
Basic EPS	$0.12	$0.38	$0.25	$0.56
Diluted EPS	$0.12	$0.37	$0.25	$0.56

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are presented in millions except share, per share and per Sailing Day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month and six month periods ended September 30, 2012.

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

Overview
Business
Rand Logistics, Inc. (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware on June 2, 2004.
On March 3, 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. ("Lower Lakes Towing"), a Canadian corporation which, with its subsidiary Lower Lakes Transportation Company ("Lower Lakes Transportation"), provides bulk freight shipping services throughout the Great Lakes region, and at the time of acquisition, operated eight vessels. As part of the acquisition of Lower Lakes, we also acquired Lower Lakes’ affiliate, Grand River Navigation Company, Inc. ("Grand River"). Prior to the acquisition, we did not conduct, or have any investment in, any operating business. Subsequent to the acquisition, we have added ten vessels to our fleet through acquisition transactions and we retired two smaller vessels. During 2011, we acquired three articulated tug and barge units and two bulk carriers. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and our additional operating subsidiary, Black Creek Shipping Company, Inc. ("Black Creek").

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of sixteen cargo-carrying vessels. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length. We transport limestone, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries, and anticipate carrying over 23 million tons of dry bulk commodities in the 2012 sailing season.
We believe that Lower Lakes is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. Lower Lakes maintains this operating flexibility by operating both Canadian and U.S. flagged vessels in compliance with the Coasting Trade Act in Canada and the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act, in the United States.
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

Results of Operations for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011
Selected Financial Information (Unaudited)

(USD in 000’s)	Three months ended September 30, 2012	Three months ended September 30, 2011	$ Change	% Change
Revenue:
Freight and related revenue	$39,040	$35,164	$3,876	11.0%
Fuel and other surcharges	$11,107	$12,840	$(1,733)	(13.5)%
Outside voyage charter revenue	$424	$392	$32	8.2%
Total	$50,571	$48,396	$2,175	4.5%

Expenses:
Outside voyage charter fees	$423	$390	$33	8.5%
Vessel operating expenses	$31,986	$31,255	$731	2.3%
Repairs and maintenance	$270	$206	$64	31.1%

Sailing Days:	1,185	1,190	(5)	(0.4)%

Number of vessels in operation:	15	14	1	7.1%

Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$32,945	$29,550	$3,395	11.5%
Fuel and other surcharges	$9,373	$10,790	$(1,417)	(13.1)%

Expenses per Sailing Day:
Vessel operating expenses	$26,992	$26,265	$727	2.8%
Repairs and maintenance	$228	$173	$55	31.8%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011.

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Three month period ended September 30, 2011	1,190	$35,164	$12,840	$392	$48,396	$31,255
Changes in three month period ended September 30, 2012:
Change attributable to weaker Canadian dollar		(363)	(75)	—	(438)	(260)
Net decrease attributable to vessel incident	(47)	(1,452)	(767)		(2,219)	(1,104)
Net increase attributable to customer demand and pricing (excluding currency impact)	42	5,691	(891)		4,800	2,095
Changes in outside voyage charter revenue (excluding currency impact)				32	32
Sub-total	(5)	$3,876	$(1,733)	$32	$2,175	$731
Three month period ended September 30, 2012	1,185	$39,040	$11,107	$424	$50,571	$31,986

Total revenue during the three month period ended September 30, 2012 was $50.6 million, an increase of $2.2 million, or 4.5%, compared to $48.4 million during the three month period ended September 30, 2011. This increase was primarily attributable to higher freight revenue, partially offset by reduced fuel surcharges and a weaker Canadian dollar.
During the three month period ended September 30, 2012, U.S.-flagged vessels industry-wide experienced a 7.0% decrease in overall customer demand compared to the three month period ended September 30, 2011. Other than aggregates, for which U.S.-flagged shipments increased 7.5%, overall industry tonnage decreased for all of the major commodities during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011. Certain commodities that we transport were impacted by the drought conditions experienced during the three month period ended September 30, 2012.
Freight and other related revenue generated from Company-operated vessels increased $3.8 million, or 11.0%, to $39.0 million during the three month period ended September 30, 2012 compared to $35.2 million during the three month period ended September 30, 2011. Excluding the impact of currency changes, freight revenue increased 12.1% during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011. This increase in revenue was attributable to contractual price increases and a shift in customer and commodity mix. Freight revenue was also positively impacted by the additional Sailing Days gained from the vessel acquired in the three month period ended December 31, 2011, offset by the loss of 47 Sailing Days due to mechanical repairs required following an incident that occurred in the three month period ended June 30, 2012 and the loss of 36 Sailing Days due to the reduced grain crop. Tonnage hauled by our operated vessels for the three month period ended September 30, 2012 increased 3.4% compared to the three month period ended September 30, 2011.
Management believes that each of our vessels should achieve approximately 92 Sailing Days in an average second fiscal quarter, assuming no major repairs, incidents and vessel lay-ups. The Company’s vessels sailed an average of approximately 79 Sailing Days during the three month period ended September 30, 2012 compared to an average of 85 Sailing Days during the three month period ended September 30, 2011. We operated fifteen vessels during the three month period ended September 30, 2012, including the bulker vessel acquired in the three month period ended December 31, 2011, compared to fourteen vessels during the three month period ended September 30, 2011. During the three month period ended September 30, 2012, the Company did not sail the tug/barge vessel it acquired during the three month period ended December 31, 2011, since that vessel was undergoing conversion and modification to a standard Great Lakes-capable self-unloading vessel.
Freight and related revenue per Sailing Day increased $3,395, or 11.5%, to $32,945 per Sailing Day in the three month period ended September 30, 2012 compared to $29,550 per Sailing Day during the three month period ended September 30, 2011.

This increase was attributable to contractual price increases and a shift in customer and commodity mix, partially offset by a weaker Canadian dollar and slightly reduced backhauls due to reduced salt carriage caused by an abnormally dry winter in the Great Lakes region.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $1.7 million, or 13.5%, to $11.1 million during the three month period ended September 30, 2012 compared to $12.8 million during the three month period ended September 30, 2011. This decrease was attributable to a net reduction in Sailing Days, a shift in commodities carried and the associated fuel surcharge levied, a lower fuel cost upon which the surcharge is based and a weaker Canadian dollar. Fuel and other surcharges per Sailing Day decreased by $1,417, or 13.1%, to $9,373 per Sailing Day during the three month period ended September 30, 2012 compared to $10,790 per Sailing Day during the three month period ended September 30, 2011.
Vessel operating expenses increased $0.7 million, or 2.3%, to $32.0 million during the three month period ended September 30, 2012 compared to $31.3 million during the three month period ended September 30, 2011. This increase was primarily attributable to an additional vessel acquired in the fiscal year ended March 31, 2012 that we sailed during the three month period ended September 30, 2012, and was partially offset by lower fuel prices, a reduction in Sailing Days due to vessel-incident related repairs, bulker layups due to the shortage in the grain market, and, to a lesser extent, the weaker Canadian dollar. Vessel operating expenses per Sailing Day increased $727, or 2.8%, to $26,992 per Sailing Day during the three month period ended September 30, 2012 from $26,265 per Sailing Day during the three month period ended September 30, 2011.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.1 million to $0.3 million during the three month period ended September 30, 2012 from $0.2 million during the three month period ended September 30, 2011. Repairs and maintenance per Sailing Day increased $55 to $228 per Sailing Day during the three month period ended September 30, 2012 from $173 per Sailing Day during the three month period ended September 30, 2011. This increase was primarily due to repair work undertaken while certain vessels were laid up due to the grain shortage experienced in the three month period ended September 30, 2012.
Our general and administrative expenses increased $0.7 million to $3.2 million during the three month period ended September 30, 2012 compared to $2.5 million for the three month period ended September 30, 2011. These costs increased due to $0.3 million of legal costs, the write off of $0.1 million financing costs incurred with the execution of a new credit agreement and compensation costs primarily related to higher engineering and IT headcount. Our general and administrative expenses represented 8.1% of freight revenues during the three month period ended September 30, 2012, an increase from 7.0% of freight revenues during the three month period ended September 30, 2011. During the three month period ended September 30, 2012, $1.0 million of our general and administrative expenses was attributable to our parent company and $2.2 million was attributable to our operating companies.
Depreciation expense increased $0.7 million to $3.6 million during the three month period ended September 30, 2012 compared to $2.9 million during the three month period ended September 30, 2011. The increase in depreciation expense was primarily attributable to two bulker vessels acquired in the fiscal year ended March 31, 2012 that we sailed during the three month period ended September 30, 2012 and other winter 2012 capital expenditures, offset by a weaker Canadian dollar.
Amortization of drydock costs increased $0.2 million to $0.9 million during the three month period ended September 30, 2012 from $0.7 million during the three month period ended September 30, 2011 due to an increased number of vessels drydocked during the 2012 winter, offset by a weaker Canadian dollar in the three month period ended September 30, 2012. During the three month period ended September 30, 2012, the Company amortized the deferred drydock costs of twelve of its fifteen operated vessels, compared to nine vessels during the three month period ended September 30, 2011.
As a result of the items described above, during the three month period ended September 30, 2012, the Company’s operating income decreased $0.2 million to $9.9 million compared to operating income of $10.1 million during the three month period ended September 30, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 4.3%, or $0.6 million, to $14.7 million during the three month period ended September 30, 2012 from $14.1 million during the three month period ended September 30, 2011.
Interest expense decreased $0.2 million to $2.2 million during the three month period ended September 30, 2012 from $2.4 million during the three month period ended September 30, 2011. This decrease in interest expense was primarily attributable to the capitalization of interest associated with the debt incurred to modify our most recent vessel acquisition, offset by higher interest charges from a higher average debt balance.
As a result of the Third Amended and Restated Credit Agreement discussed below, we recognized a loss on extinguishment of debt of $3.3 million during the three month period ended September 30, 2012, which comprised the unamortized deferred financing costs in connection with previously existing financing arrangements.
We recorded a gain on interest rate swap contracts of $0.3 million in the three month period ended September 30, 2012 compared to a nominal gain during the three month period ended September 30, 2011. Such gains were due to the recording of the fair value of our two interest rate swaps at the end of each such period.
Our income before income taxes was $4.6 million during the three month period ended September 30, 2012 compared to income before income taxes of $7.7 million during the three month period ended September 30, 2011.
Our provision for income tax expense was $1.7 million during the three month period ended September 30, 2012 compared to a tax expense of $1.3 million during the three month period ended September 30, 2011. Our effective tax rate was an expense of 37.5% for the three month period ended September 30, 2012 compared to an expense of 16.2% for the three month period ended September 30, 2011. The tax rate for the three month period ended September 30, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses. The remaining valuation allowance was reversed as of March 31, 2012 and accordingly, for the three month period ended September 30, 2012, this reduction was not available. Furthermore, the effective tax rate for the current period is higher than the statutory rate due to earnings recognized for tax but not reported in current earnings.

Our net income before preferred stock dividends was $2.9 million during the three month period ended September 30, 2012 compared to $6.5 million during the three month period ended September 30, 2011.

We accrued $0.8 million for dividends on our preferred stock during the three month period ended September 30, 2012 compared to $0.7 million during the three month period ended September 30, 2011. The dividends accrued at a rate of 12.0% during the three month period ended September 30, 2012 and September 30, 2011. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $2.1 million during the three month period ended September 30, 2012 compared to net income of $5.8 million during the three month period ended September 30, 2011.
The Canadian dollar weakened by 1.5% compared to the U.S. dollar, averaging approximately $1.006 USD per CDN during the three month period ended September 30, 2012 compared to approximately $1.021 USD per CDN during the three month period ended September 30, 2011. The Company's balance sheet translation rate increased from $1.003 USD per CDN at March 31, 2012, to $1.017 USD per CDN at September 30, 2012.
During the three month period ended September 30, 2012, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately half of our general and administrative costs are incurred in Canada. Approximately half of our interest expense is incurred in Canada, and approximately half of our gain on interest rate swap contracts was realized in Canada, consistent with our percentage of overall indebtedness by country. All of our preferred stock dividends are accrued in the US.

Results of Operations for the six month period ended September 30, 2012 compared to the three month period ended September 30, 2011
Selected Financial Information (Unaudited)

(USD in 000’s)	Six months ended September 30, 2012	Six months ended September 30, 2011	$ Change	% Change
Revenue:
Freight and related revenue	$75,367	$65,858	$9,509	14.4%
Fuel and other surcharges	$23,582	$24,172	$(590)	(2.4)%
Outside voyage charter revenue	$1,234	$702	$532	75.8%
Total	$100,183	$90,732	$9,451	10.4%

Expenses:
Outside voyage charter fees	$1,245	$697	$548	78.6%
Vessel operating expenses	$65,143	$59,831	$5,312	8.9%
Repairs and maintenance	$657	$1,032	$(375)	(36.3)%

Sailing Days:	2,359	2,255	104	4.6%

Number of vessels in operation:	15	14	1	7.1%

Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,949	$29,205	$2,744	9.4%
Fuel and other surcharges	$9,997	$10,719	$(722)	(6.7)%

Expenses per Sailing Day:
Vessel operating expenses	$27,615	$26,533	$1,082	4.1%
Repairs and maintenance	$279	$458	$(179)	(39.1)%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the six month period ended September 30, 2012 compared to the six month period ended September 30, 2011.

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Six month period ended September 30, 2011	2,255	$65,858	$24,172	$702	$90,732	$59,831
Changes in six month period ended September 30, 2012:
Change attributable to weaker Canadian dollar		(1,371)	(391)	(34)	(1,796)	(1,143)
Net decrease attributable to vessel incident	(85)	(2,205)	(1,298)		(3,503)	(716)
Net increase attributable to customer demand and pricing (excluding currency impact)	189	13,085	1,099		14,184	7,171
Changes in outside voyage charter revenue (excluding currency impact)				566	566
Sub-total	104	$9,509	$(590)	$532	$9,451	$5,312
Six month period ended September 30, 2012	2,359	$75,367	$23,582	$1,234	$100,183	$65,143

Total revenue during the six month period ended September 30, 2012 was $100.2 million, an increase of $9.5 million, or 10.4%, compared to $90.7 million during the six month period ended September 30, 2011. This increase was primarily attributable to higher freight revenue and a modest increase in outside charter hire, partially offset by reduced fuel surcharges and the effect of the weaker Canadian dollar.
During the six month period ended September 30, 2012, U.S.-flagged vessels industry-wide experienced a 2.7% decrease in overall customer demand compared to the six month period ended September 30, 2011. Other than aggregates, for which U.S.-flagged shipments increased 11.0%, overall industry tonnage decreased for all of the major commodities during the six month period ended September 30, 2012 compared to the six month period ended September 30, 2011.
Freight and other related revenue generated from Company-operated vessels increased $9.5 million, or 14.4%, to $75.4 million during the six month period ended September 30, 2012 compared to $65.9 million during the six month period ended September 30, 2011. Excluding the impact of currency changes, freight revenue increased 16.5% during the six month period ended September 30, 2012 compared to the six month period ended September 30, 2011. This increase was attributable to a net 104 additional Sailing Days, resulting in a 10.4% increase in tonnage hauled by our operated vessels, and contractual price increases.
Management believes that each of our vessels should achieve approximately 183 Sailing Days in an average first half of a fiscal year, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 157 Sailing Days during the six month period ended September 30, 2012 compared to an average of 161 Sailing Days during the six month period ended September 30, 2011. We operated fifteen vessels during the six month period ended September 30, 2012, including the bulker vessels acquired during the nine month period ended December 31, 2011, compared to fourteen vessels during the six month period ended September 30, 2011. During the six month period ended September 30, 2012, the Company did not sail the tug/barge vessel it acquired during the three month period ended December 31, 2011, as that vessel was undergoing conversion and modification to a standard Great Lakes-capable self-unloading vessel.
Freight and related revenue per Sailing Day increased $2,744, or 9.4%, to $31,949 per Sailing Day in the six month period ended September 30, 2012 compared to $29,205 per Sailing Day during the six month period ended September 30, 2011. This increase was somewhat offset slightly by a weaker Canadian dollar and reduced backhauls due to reduced salt carriage caused by an abnormally dry winter in the Great Lakes region.

All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $0.6 million, or 2.4%, to $23.6 million during the six month period ended September 30, 2012 compared to $24.2 million during the six month period ended September 30, 2011. This decrease was attributable to a shift in customer and cargo mix, a reduced fuel price upon which the surcharge is based and a weaker Canadian dollar, offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $722, or 6.7%, to $9,997 per Sailing Day during the six month period ended September 30, 2012 compared to $10,719 per Sailing Day during the six month period ended September 30, 2011.
Vessel operating expenses increased $5.3 million, or 8.9%, to $65.1 million during the six month period ended September 30, 2012 compared to $59.8 million during the six month period ended September 30, 2011. This increase was primarily attributable to an increased number of Sailing Days and two additional vessels acquired in the fiscal year ended March 31, 2012 that we sailed during the six month period ended September 30, 2012, and was partially offset by a weaker Canadian dollar and reduced operating expenses while a vessel was being repaired. Vessel operating expenses per Sailing Day increased $1,082, or 4.1%, to $27,615 per Sailing Day during the six month period ended September 30, 2012 from $26,533 per Sailing Day during the six month period ended September 30, 2011.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.4 million to $0.6 million during the six month period ended September 30, 2012 from $1.0 million during the six month period ended September 30, 2011. Repairs and maintenance per Sailing Day decreased $179, or 39.1%, per Sailing Day during the six month period ended September 30, 2012 from $458 per Sailing Day during the six month period ended September 30, 2011. This decrease was primarily due to a reduced level of winter work carried into the 2012 sailing season.
Our general and administrative expenses were $6.1 million during the six month periods ended September 30, 2012 and $5.4 million during the six month period ended September 30, 2011, an increase of $0.7 million or 13.2%. These costs increased due to legal costs, the write off of certain financing costs upon the completion of our new credit agreement and increased compensation costs primarily related to higher engineering and IT headcount. Our general and administrative expenses represented 8.2% of freight revenues during each of the six month periods ended September 30, 2012 and September 30, 2011. During the six month period ended September 30, 2012, $1.9 million of our general and administrative expenses was attributable to our parent company and $4.2 million was attributable to our operating companies.
Depreciation expense increased $1.4 million to $7.1 million during the six month period ended September 30, 2012 compared to $5.7 million during the six month period ended September 30, 2011. The increase in depreciation expense was primarily attributable to two bulker vessels acquired in the fiscal year ended March 31, 2012 that we sailed during the six month period ended September 30, 2012, other winter 2012 capital expenditures and the repowering of one vessel that was completed in June 2011, offset by a weaker Canadian dollar in the six month period ended September 30, 2012.
Amortization of drydock costs increased $0.3 million to $1.8 million during the six month period ended September 30, 2012 from $1.5 million during the six month period ended September 30, 2011 due to an increased number of vessels drydocked in the 2012 winter season, offset by a weaker Canadian dollar. During the six month period ended September 30, 2012, the Company amortized the deferred drydock costs of twelve of its fifteen operated vessels, compared to nine vessels during the six month period ended September 30, 2011.
As a result of the items described above, during the six month period ended September 30, 2012, the Company’s operating income increased $1.6 million to $17.5 million compared to operating income of $15.9 million during the six month period ended September 30, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 13.4%, or $3.2 million, to $27.0 million during the six month period ended September 30, 2012 from $23.8 million during the six month period ended September 30, 2011.
Interest expense increased $0.5 million to $4.9 million during the six month period ended September 30, 2012 from $4.4 million during the six month period ended September 30, 2011. This increase in interest expense was primarily attributable to higher average debt balances due to the CDN $4.0 million increase in the Canadian Term Loan in July 2011, the $25.0 million increase in the US Term Loan on December 1, 2011 and the $15.3 million net increase in US Term Loan on August 30, 2012.

As a result of the Third Amended and Restated Credit Agreement discussed below, we recognized a loss on extinguishment of debt of $3.3 million during the six month period ended September 30, 2012, which comprised the unamortized deferred financing costs in connection with previously existing financing arrangements.
We recorded a gain on interest rate swap contracts of $0.5 million during the six month period ended September 30, 2012 compared to a minimal gain during the six month period ended September 30, 2011. Such gains were due to the recording of the fair value of our two interest rate swaps at the end of each such period.
Our income before income taxes was $9.8 million during the six month period ended September 30, 2012 compared to income before income taxes of $11.6 million during the six month period ended September 30, 2011.
Our effective tax rate was 38.8% for the six month period ended September 30, 2012 compared to a tax expense of 15.4% for the six month period ended September 30, 2011. The tax rate for the six month period ended September 30, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses. The valuation allowance was reversed as of March 31, 2012 and accordingly, for the six month period ended September 30, 2012, this reduction was not available. The effective tax rate for the current period was higher than the statutory tax rate due to income recognized for tax but not reported for earnings, partially offset by foreign earnings being subject to a lower statutory tax rate.

Our provision for income tax expense was $3.8 million for the six month period ended September 30, 2012 compared to a tax expense of $1.8 million for the six month period ended September 30, 2011. The increase in income tax expense and effective tax rate was due to lower net income before tax and the absence of a tax benefit from a change in valuation allowance during the six month period ended September 30, 2012 as compared to the six month period ended September 30, 2011.

Our net income before preferred stock dividends was $6.0 million during the six month period ended September 30, 2012 compared to $9.8 million during the six month period ended September 30, 2011.

We accrued $1.5 million for dividends on our preferred stock during the six month period ended September 30, 2012 compared to $1.4 million during the six month period ended September 30, 2011. The dividends accrued at a rate of 12.0% during the six month period ended September 30, 2012 compared to a rate of 11.75% during the six month period ended September 30, 2011. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $4.4 million during the six month period ended September 30, 2012 compared to net income of $8.5 million during the six month period ended September 30, 2011.
The Canadian dollar weakened by approximately 2.8% compared to the U.S. dollar, averaging approximately $0.998 USD per CDN during the six month period ended September 30, 2012 compared to approximately $1.027 USD per CDN during the six month period ended September 30, 2011. The Company's balance sheet translation rate increased from $1.003 USD per CDN at March 31, 2012 to $1.017 USD per CDN at September 30, 2012.
During the six month period ended September 30, 2012, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately half of our general and administrative costs are incurred in Canada. Approximately half of our interest expense is incurred in Canada, and approximately half of our gain on interest rate swap contracts was realized in Canada, consistent with our percentage of overall indebtedness by country. All of our preferred stock dividends are accrued in the US.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2012 and September 30, 2011. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities for the six month period ended September 30, 2012 was $4.9 million, an increase of $0.6 million provided compared to $4.3 million provided during the six month period ended September 30, 2011. This increase in net cash provided was due to higher cash earnings, offset by higher deferred drydock costs in the six month period ended September 30, 2012. The Company did not incur any bad debt write-offs or material slowdowns in receivable collections during the six month period ended September 30, 2012.
Net cash used in investing activities increased by $10.4 million to net cash used of $26.8 million during the six month period ended September 30, 2012 compared to net cash used of $16.4 million during the six month period ended September 30, 2011. This increase was due to higher capital spending, including upgrades and modifications to the vessels we acquired in the fiscal year ended March 31, 2012.
Net cash provided from financing activities increased $8.9 million to $22.1 million provided during the six month period ended September 30, 2012 compared to $13.2 million provided during the six month period ended September 30, 2011. During the six month period ended September 30, 2012, the Company received net proceeds of 11.9 million from its revolving credit facility, made principal payments on its term debt of $2.8 million and paid debt financing costs of $2.1 million during the six month period ended September 30, 2012. During the six month period ended September 30, 2011, the Company received term debt proceeds of $3.2 million, made principal payments on its term debt of $3.2 million and paid debt financing costs of $2.5 million.
During the six month period ended September 30, 2012, long-term debt, including the current portion, increased $13.3 million to $146.9 million from $133.6 million during the six month period ended September 30, 2012. This increase was comprised of $15.3 million of debt proceeds and a $0.8 million increase due to the fluctuations in the Canadian dollar, offset by principal repayments of $2.8 million.
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
On August 30, 2012, Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance Corp. ("Rand Finance"), Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings") and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement” which (i) amends and restates the amended and restated credit agreement to which the borrowers were a party, dated as of September 28, 2011 (as the same has been amended from time to time, the “2011 Credit Agreement”), in its entirety, (ii) continues the tranches of loans provided for under the 2011 Credit Agreement, (iii) refinances the indebtedness of Black Creek under its existing credit facility and added Black Creek as a U.S. Borrower, (iv) provides for certain new loans and (v) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.

The Third Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13.5 million with a seasonal overadvance facility of CDN $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4 million, subject to limitations, (ii) a revolving credit facility including letters of credit under which Lower Lakes Transportation may borrow up to US $13.5 million with a seasonal overadvance facility of US $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing and a swing line facility of US $0.1 million, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes is obligated to the lenders in the amount of CDN $53 million as of the date of the Third Amended and Restated Credit Agreement (“CDN Term Loan”), (iv) the modification and continuation of a US dollar denominated term loan facility under which Grand River is obligated to the lenders in the amount of $64.1 million as of the date of the Third Amended and Restated Credit Agreement (“Grand River Term Loan”) and (v) a US dollar denominated term loan facility under which Black Creek is obligated to lenders in the amount of $28.9 million as of the date of the Third Amended and Restated Credit Agreement (“Black Creek Term Loan”).

Under the Third Amended and Restated Credit Agreement, total scheduled term loan principal payments paid on a quarterly basis will be approximately $3.7 million per year (2.5% of the total term debt at September 30, 2012) during the first two years of such agreement, and then increasing to $7.4 million per year during the third year of such agreement, subject to customary excess cash flow and collateral coverage conditions. Under the prior credit agreements, the Company was obligated to pay approximately $9.2 million per year in scheduled principal payments.

Under the Third Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on August 1, 2016. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) quarterly payments of CDN $0.3 million commencing December 1, 2012 and ending September 2014, (ii) quarterly payments of CDN $0.7 million commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan's maturity on August 1, 2016. The outstanding principal amount of the Grand River Term Loan borrowings will be repayable as follows: (i) quarterly payments of US $0.4 million commencing December 1, 2011 and ending on September 1, 2014, (ii) quarterly payments of US $0.8 million commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Grand River Term Loan upon the Grand River Term Loan's maturity on August 1, 2016. The outstanding principal amount of the Black Creek Term Loan borrowings will be repayable as follows: (i) quarterly payments of US $0.2 million commencing quarterly December 1, 2011 and ending September 1, 2014, (ii) quarterly payments of US $0.4 million commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Black Creek Term Loan upon the Black Creek Term Loan's maturity on August 1, 2016.

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the CDN Term Loan bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum.  Borrowings under the US revolving credit facility, US swing line facility and the Grand River Term Loan and Black Creek Term Loan bear interest, at the borrowers' option, equal to (i) LIBOR (as defined in the Third amended and Restated Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum.

Obligations under the Third Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek; (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek; and (iv) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each borrower under the Third Amended and Restated Credit Agreement is unconditionally guarantied by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

Under the Third Amended and Restated Credit Agreement, the borrowers are required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

The Third Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Third Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Third Amended and Restated Credit Agreement being accelerated. The Company was in compliance with such covenants and financial ratios during the six month period ended September 30, 2012.

In connection with the execution of the Third Amended and Restated Credit Agreement, on August 30, 2012, Black Creek and Black Creek Holdings terminated their Credit Agreement (the “Black Creek Credit Agreement”) with General Electric Capital Corporation, as agent and lender, and certain other lenders, dated as of February 11, 2011, as amended.  All outstanding amounts due under the Black Creek Credit Agreement were repaid in connection with the refinancing of Black Creek's indebtedness under the Third Amended and Restated Credit Agreement, as more fully described above.

Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2012 was $11.8 million compared to $10.3 million at March 31, 2012. As of September 30, 2012, the effective rate of preferred dividends was 12.0%. As of September 30, 2011, the effective rate of preferred dividends was 11.75%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Third Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $24.0 million in accrued capital expenditures and drydock expenses, including costs related to commencing the modification of the barge we acquired in December 2011, during the six month period ended September 30, 2012, including $7.5 million relating to carryover from the 2012 winter season, compared to $4.1 million during the six month period ended September 30, 2011.
Vessel Acquisitions
On July 21, 2011, Lower Lakes acquired a Canadian-flagged dry bulk carrier for CDN $2.7 million with borrowings under its Canadian term loan.
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
Additionally, on September 21, 2011, Grand River entered into an Asset Purchase Agreement (the “Barge Agreement”) with USUOS pursuant to which USUOS granted Grand River the option to act as USUOS's third-party designee to purchase a self-unloading barge (the “Barge”) for a purchase price of $12.0 million plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition. In connection with the option described in the preceding sentence, on December 1, 2011, Grand River entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement with U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, pursuant to which Grand River acquired the Barge.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At September 30, 2012, our liability for financial instruments with exposure to foreign currency risk in Canada was approximately CDN $53.9 million of term borrowings and CDN $6.0 million of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
From a cash flow perspective, our operations are insulated against changes in currency rates as operations in Canada and the United States have revenues and expenditures denominated in local currencies and our operations are cash flow positive. However, as stated above, a significant portion of our financial liabilities are denominated in Canadian dollars, exposing us to currency risks related to principal payments and interest payments on such financial liability instruments.
Interest Rate Risk
We are exposed to changes in interest rates associated with our banking facilities and senior debt bearing variable interest rates under our Third Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime Rates and B.A. Rates for Canadian borrowings, and US Prime Rates and Libor Rates on US borrowings.
As of September 30, 2012, we held two interest rate swap contracts, which expire on April 1, 2013, for approximately 25% of our combined Lower Lakes and Black Creek term loans based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans. The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We may be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements.
Contractual Commitments

As of September 30, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $1.1 million ($7.1 million as of March 31, 2012) in connection with capital expenditure and drydock projects.

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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows, excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2012.
Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, require that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of September 30, 2012, the Company conducted the qualitative assessment described above and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining steps of the impairment testing were therefore unnecessary. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2012.
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

Technical Amendments and Corrections to SEC Sections

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

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
 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
No change occurred in our internal controls concerning financial reporting during the three month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

 (a) Exhibits

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date:	November 7, 2012	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date:	November 7, 2012	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document