Form 10-Q
period 2012-12-31
Rand Logistics, Inc.
filed 2013-02-07
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012
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

17,729,826 shares of Common Stock, par value $.0001, were outstanding at February 6, 2013.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2012	March 31, 2012
ASSETS
CURRENT
Cash and cash equivalents	$4,737	$5,563
Accounts receivable, net (Note 4)	23,850	5,343
Income tax receivable	33	—
Prepaid expenses and other current assets (Notes 5 and 8)	6,782	6,510
Deferred income taxes (Note 6)	265	284
Total current assets	35,667	17,700
PROPERTY AND EQUIPMENT, NET (Note 7)	216,320	200,862
LOAN TO EMPLOYEE	250	250
OTHER ASSETS (Note 8)	1,003	1,528
DEFERRED INCOME TAXES (Note 6)	448	1,318
DEFERRED DRYDOCK COSTS, NET (Note 9)	9,675	9,879
INTANGIBLE ASSETS, NET (Note 10)	13,248	16,101
GOODWILL (Note 10)	10,193	10,193
Total assets	$286,804	$257,831
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$10,021	$—
Accounts payable	15,459	19,301
Accrued liabilities (Note 13)	19,893	18,175
Interest rate swap contracts (Note 21)	264	1,088
Income taxes payable	3	76
Deferred income taxes (Note 6)	354	418
Current portion of deferred payment liability (Note 11)	431	431
Current portion of long-term debt (Note 14)	3,658	9,686
Total current liabilities	50,083	49,175
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,742	2,063
LONG-TERM DEBT (Note 14)	141,739	123,915
OTHER LIABILITIES	242	242
DEFERRED INCOME TAXES (Note 6)	6,337	3,091
Total liabilities	200,143	178,486
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,729,826 shares (Note 17)	1	1
Additional paid-in capital	88,306	87,853
Accumulated deficit	(18,300)	(25,349)
Accumulated other comprehensive income	1,754	1,940
Total stockholders’ equity	86,661	79,345
Total liabilities and stockholders’ equity	$286,804	$257,831

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011
REVENUE
Freight and related revenue	$37,345	$35,917	$112,712	$101,775
Fuel and other surcharges	11,994	12,800	35,576	36,972
Outside voyage charter revenue	203	619	1,437	1,321
TOTAL REVENUE	49,542	49,336	149,725	140,068
EXPENSES
Outside voyage charter fees (Note 18)	202	615	1,447	1,312
Vessel operating expenses	34,695	32,076	99,838	91,907
Repairs and maintenance	110	36	767	1,068
General and administrative	3,145	2,558	9,290	7,987
Depreciation	4,075	2,903	11,186	8,636
Amortization of drydock costs	878	792	2,630	2,263
Amortization of intangibles	330	322	984	991
Loss (gain) on foreign exchange	48	16	34	(51)
	43,483	39,318	126,176	114,113
OPERATING INCOME	6,059	10,018	23,549	25,955
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	2,705	2,346	7,645	6,786
Interest income	(1)	(2)	(7)	(4)
Gain on interest rate swap contracts (Note 21)	(282)	(397)	(824)	(488)
Loss on extinguishment of debt (Note 14)	—	—	3,339	—
	2,422	1,947	10,153	6,294
INCOME BEFORE INCOME TAXES	3,637	8,071	13,396	19,661
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Current	(49)	95	(49)	417
Deferred	270	618	4,052	2,079
	221	713	4,003	2,496
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	3,416	7,358	9,393	17,165
PREFERRED STOCK DIVIDENDS	804	715	2,344	2,069
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,612	$6,643	$7,049	$15,096
Net income per share basic (Note 22)	$0.15	$0.38	$0.40	$0.95
Net income per share diluted (Note 22)	$0.15	$0.37	$0.40	$0.93
Weighted average shares basic	17,726,879	17,671,114	17,723,793	15,894,463
Weighted average shares diluted	17,726,879	20,141,349	17,723,793	18,399,571

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity and Other Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$1,614	$58,329
Net income	—	—	—	—	—	8,123	—	8,123	8,123
Preferred stock dividends	—	—	—	—	—	(2,806)	—		(2,806)
Restricted stock issued (Note 17)	86,217	—	—	—	685	—	—	—	685
Unrestricted stock issued (Note 17)	10,722	—	—	—	75	—	—	—	75
Stock options issued (Note 17)	—	—	—	—	65	—	—	—	65
Stock issued (Note 17)	2,800,000	—	—	—	15,525	—	—	—	15,525
Translation adjustment	—	—	—	—	—	—	(651)	(651)	(651)
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$7,472	$79,345
Net income	—	—	—	—	—	3,095	—	3,095	3,095
Preferred stock dividends	—	—	—	—	—	(758)	—	—	(758)
Restricted stock issued (Note 17)	45,754	—	—		397	—	—	—	397
Unrestricted stock issued (Note 17)	2,274	—	—	—	19	—	—	—	19
Translation adjustment	—	—	—	—	—	—	(1,061)	(1,061)	(1,061)
Balances, June 30, 2012	17,724,306	$1	300,000	$14,900	$88,269	$(23,012)	$879	$2,034	$81,037
Net Income	—	—	—	—	—	2,882	—	2,882	2,882
Preferred stock dividends	—	—	—	—	—	(782)	—	—	(782)
Restricted stock issued (Note 17)	—	—	—	—	—	—	—	—	—
Unrestricted stock issued (Note 17)	2,541	—	—	—	19	—	—	—	19
Translation adjustment	—	—	—	—	—	—	1,512	1,512	1,512
Balances, September 30, 2012	17,726,847	$1	300,000	$14,900	$88,288	$(20,912)	$2,391	$4,394	$84,668
Net Income	—	—	—	—	—	3,416	—	3,416	3,416
Preferred stock dividends	—	—	—	—	—	(804)	—	—	(804)
Restricted stock issued (Note 17)	—	—	—	—	—	—	—	—	—
Unrestricted stock issued (Note 17)	2,979	—	—	—	18	—	—	—	18
Translation adjustment	—	—	—	—	—	—	(637)	(637)	(637)
Balances, December 31, 2012	17,729,826	$1	300,000	$14,900	$88,306	$(18,300)	$1,754	$2,779	$86,661

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended December 31, 2012	Nine months ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,393	$17,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	13,816	10,899
Amortization of intangibles and deferred financing costs	1,662	1,678
Deferred income taxes	4,052	2,079
Gain on interest rate swap contracts	(824)	(488)
Loss on extinguishment of debt	3,339	—
Equity compensation	453	807
Deferred drydock costs paid	(3,726)	(3,300)
Changes in operating assets and liabilities:
Accounts receivable	(18,507)	(18,155)
Prepaid expenses and other current assets	(272)	(1,770)
Accounts payable and accrued liabilities	4,073	3,356
Other assets and liabilities	525	(62)
Income taxes payable (net)	(106)	337
	13,878	12,546
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(33,623)	(18,235)
Purchase of a vessel	—	(28,747)
	(33,623)	(46,982)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(321)	(292)
Proceeds from equity offering	—	15,400
Proceeds from long-term debt	15,298	29,121
Repayment of subordinated note	—	(1,482)
Long-term debt repayment	(3,707)	(4,248)
Debt financing cost	(2,140)	(3,508)
Proceeds from bank indebtedness	24,015	27,052
Repayment of bank indebtedness	(14,082)	(26,452)
	19,063	35,591
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(144)	(290)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(826)	865
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,563	4,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,737	$5,373
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$7,646	$6,294
Unpaid purchases of property and equipment	$1,394	$2,306
Unpaid purchases of deferred drydock cost	$19	$1,082
Payment of income taxes	$53	$57
Capitalized interest	$538	$172

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), incorporated on December 27, 2012, which is a wholly-owned subsidiary of Lower Lakes.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2012, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the nine month period ended December 31, 2012.

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

There have been no recent examinations by the U.S. taxing authorities. The Canadian subsidiary was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

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
Technical Amendments and Corrections to SEC Sections

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” ("ASU 2012-03") This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

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

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $Nil as of December 31, 2012 and March 31, 2012. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2012	March 31, 2012
Prepaid insurance	$123	$289
Fuel and lubricants	5,112	4,512
Deposits and other prepaids	1,547	1,709
	$6,782	$6,510

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

The Company's effective tax rate was an expense of 29.9% for the nine month period ended December 31, 2012 compared to a tax expense of 12.7% for the nine month period ended December 31, 2011. The tax rate for the nine month period ended December 31, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses.

The Company had no unrecognized tax benefits as of December 31, 2012. The Company did not incur any income tax interest expense or penalties related to uncertain tax positions during either of the nine month periods ended December 31, 2012 and December 31, 2011.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2012	March 31, 2012
Cost
Vessels	$258,555	$238,830
Leasehold improvements	3,781	3,847
Furniture and equipment	345	335
Vehicles	23	21
Computer, communication equipment and purchased software	2,898	2,878
	$265,602	$245,911
Accumulated depreciation
Vessels	$46,050	$42,426
Leasehold improvements	1,381	1,034
Furniture and equipment	189	162
Vehicles	14	12
Computer, communication equipment and purchased software	1,648	1,415
	49,282	45,049
	$216,320	$200,862

Depreciable assets as at March 31, 2012 included $21,927 related to an acquired vessel. Depreciation on this asset commenced when the vessel sailed in October 2012.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are being amortized over a five year period.

	December 31, 2012	March 31, 2012
Customer contract costs	$1,091	$1,504
Prepaid expenses and other assets	6,694	6,534
Total	$7,785	$8,038

Current portion	6,782	6,510

Other long term assets	$1,003	$1,528

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31, 2012	March 31, 2012
Drydock expenditures	$17,533	$22,573
Accumulated amortization	7,858	12,694
	$9,675	$9,879

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2011	$6,523
Drydock costs accrued	6,535
Amortization of drydock costs	(3,048)
Foreign currency translation adjustment	(131)
Balance as of March 31, 2012	$9,879
Drydock costs accrued	2,424
Amortization of drydock costs	(2,630)
Foreign currency translation adjustment	2
Balance as of December 31, 2012	$9,675

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2012	March 31, 2012
Intangible assets:
Deferred financing costs	$2,135	$6,336
Trademarks and trade names	1,025	1,023
Customer relationships and contracts	18,200	18,165
Total identifiable intangibles	$21,360	$25,524
Accumulated amortization:
Deferred financing costs	$175	$2,487
Trademarks and trade names	700	622
Customer relationships and contracts	7,237	6,314
Total accumulated amortization	8,112	9,423
Net intangible assets	$13,248	$16,101
Goodwill	$10,193	$10,193

As discussed in Note 14, as a result of execution of the Third Amended and Restated Credit Agreement, the Company recognized a loss on extinguishment of debt of $3,339 during the nine month period ended December 31, 2012, which included unamortized deferred financing costs in connection with previously existing financing arrangements. The Company accrued $2,135 of new third party deferred financing costs related to the Third Amended and Restated Credit Agreement.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

December 31, 2013	$1,841
December 31, 2014	1,841
December 31, 2015	1,840
December 31, 2016	1,537
December 31, 2017	1,213
$8,272

11.	VESSEL ACQUISITIONS

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
On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER (the "Trader"), a Canadian-flagged dry bulk carrier, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the vessel.  Pursuant to the terms of such asset purchase agreement, Lower Lakes’ acquisition of the Trader was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes purchased such vessel for an aggregate purchase price of CDN $2,667 with borrowings under the Canadian term loan. Following its acquisition, the Trader was renamed the MANITOBA.
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
On December 1, 2011, Grand River entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement (the “Barge Agreement”) with U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, pursuant to which Grand River acquired a self-unloading barge MARY TURNER (the “Barge”). The purchase price for the Barge, together with the related stores and equipment, was $11,954 plus the value of the remaining bunkers and unused lubricating oils onboard the Barge at the closing of the acquisition. Following its acquisition, the Barge was renamed the ASHTABULA.
Also on December 1, 2011, Grand River completed the acquisition of a tug BEVERLY ANDERSON (the “Tug”), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011 (the “Tug Agreement”), by and between Grand River and USUOS. Grand River purchased the Tug for $7,796 plus the value of the remaining bunkers and unused lubricating oils on board the Tug at the closing of the acquisition. Following its acquisition, the Tug was renamed the DEFIANCE.
The acquisitions of the Barge and the Tug were funded with additional borrowings under the US term loan as described in Note 14.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	BANK INDEBTEDNESS

As discussed in detail in Note 14, on August 30, 2012, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with General Electric Capital Corporation, as agent and lender, and certain other lenders, which amends and restates the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) entered on September 28, 2011, as the same was amended from time to time. As of December 31, 2012 and March 31, 2012, the Company had authorized operating lines of credit under the Third Amended and Restated Credit Agreement and the Second Amended Restated Credit Agreement, respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $4,000 as of December 31, 2012 and $Nil as of March 31, 2012 and US $6,000 as of December 31, 2012 and $Nil as of March 31, 2012, and maintained letters of credit of CDN $100 as of December 31, 2012 and CDN $500 as of March 31, 2012.

The Third Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.75% or Canadian 30 day BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings, compared to a Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings and a U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings as of March 31, 2012 under the Second Amended and Restated Credit Agreement, and is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 30% for one customer in each line and certain other standard limitations. As of December 31, 2012, the Company had credit availability of US $8,854 on the combined lines of credit.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2012	March 31, 2012
Deferred financing and other transaction costs	$93	$105
Payroll compensation and benefits	3,261	1,015
Preferred stock dividends	12,627	10,283
Professional fees	576	650
Interest	852	926
Winter work, deferred drydock expenditures and capital expenditures	192	1,859
Capital and franchise taxes	127	252
Other	2,165	3,085
	$19,893	$18,175

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		December 31, 2012	March 31, 2012
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
		$52,918	$55,386

b)	The Canadian engine term loan bore interest at Canadian Prime rate plus 4.0% at March 31, 2012 or Canadian BA rate plus 5.0% at March 31, 2012 at the Company’s option, until repaid at the closing of the Third Amended and Restated Credit Agreement. The Canadian Engine term loan was repayable until April 1, 2015 with quarterly payments of CDN $133 until March 1, 2015 and the balance due April 1, 2015. The Canadian Engine term loan was collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	—	6,015

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
		63,726	42,233

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
		28,753	29,967
		$145,397	$133,601
	Less amounts due within 12 months	3,658	9,686
		$141,739	$123,915

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

The effective interest rates on the term loans at December 31, 2012, including the effect from interest rate swap contracts, were 7.10% (6.91% at March 31, 2012) on the Canadian term loan, Nil (6.28% at March 31, 2012) on the Canadian engine loan, and 5.88% (6.22% at March 31, 2012) on the Grand River US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 5.97% (5.78% at March 31, 2012) on the Canadian term loan, Nil (6.28% at March 31, 2012) on the Canadian engine loan, 5.06% (4.98% at March 31, 2012) on the Grand River US term loan, and 5.06% (5.31% at March 31, 2012) on the Black Creek US term loan.

Principal payments are due as follows:

Twelve month period ending:

December 31, 2013	$3,658
December 31, 2014	4,572
December 31, 2015	7,316
December 31, 2016	129,851
$145,397

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

As a result of the Third Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $3,339 during the nine month period ended December 31, 2012, which is comprised of the deferred financing costs in connection with previously existing financing arrangements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

As of December 31, 2012, the Company was not in compliance with the Minimum EBITDA and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the Third Amended and Restated Credit Agreement. As discussed in Note 23, on February 4, 2013, the Company executed a Waiver Agreement with General Electric Capital Corporation, as agent and Lender, in which its lenders waived such covenant breaches as of December 31, 2012. The Company also expects to be out of compliance with certain related financial covenants contained in the Third Amended and Restated Credit Agreement at March 31, 2013 through September 30, 2013 testing dates. The Company is in discussions with its lenders with regard to amending such covenants before March 31, 2013.

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

The Company did not have any leases which met the criteria of a capital lease as of December 31, 2012. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011

Operating leases	$122	$80	$334	$252
Operating sublease	38	37	115	112
	$160	$117	$449	$364

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

December 31, 2013	$425
December 31, 2014	370
December 31, 2015	294
December 31, 2016	213
December 31, 2017	216
Thereafter	740
$2,258

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in 2018.  The chartering cost included in vessel operating expenses was $249 for the three month period ended December 31, 2012 ($242 for the three month period ended December 31, 2011) and $747 for the nine month period ended December 31, 2012 ($729 for the nine month period ended December 31, 2011). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

December 31, 2013	$747
December 31, 2014	747
December 31, 2015	747
December 31, 2016	747
December 31, 2017	747
Thereafter	747
$4,482

As of December 31, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $4,189 ($7,143 as of March 31, 2012) in connection with capital expenditure and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2012 an accrual of $475 ($638 as of March 31, 2012) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at December 31, 2012 were $12,627 and at March 31, 2012 were $10,283. As of December 31, 2012, and as of March 31, 2012, the effective rate of preferred dividends was 12% (maximum). The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of such shares vest on March 31st of each of the five succeeding anniversaries beginning March 31, 2010. The Company recorded expense of $20 for each of the nine month periods ended December 31, 2012 and December 31, 2011 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  Such shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $83 related to such awards for each of the nine month periods ended December 31, 2012 and December 31, 2011. Such shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $50 related to such awards for the each of the nine month periods ended December 31, 2012 and December 31, 2011. The April 5, 2010 grants vest over three years in equal installments on each of such awards' anniversary dates in 2011, 2012 and 2013. On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $170 for the nine month period ended December 31, 2012 and $620 for the nine month period ended December 31, 2011 related to such awards, including cash compensation expense related to tax withholding. On April 11, 2012, the Company issued 45,754 shares to two key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $8.68. The Company recorded expense of $334 for the nine month period ended December 31, 2012 related to such awards, including cash compensation related to tax withholding. The April 11, 2012 grants vest over three years in equal installments on each of such awards' anniversary dates in 2013, 2014 and 2015.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2012, a total of 793,099 shares (846,647 shares at March 31, 2012) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through December 31, 2012 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the nine month period ended December 31, 2012, the Company awarded 7,794 shares for services provided from April 1, 2012 to December 31, 2012. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2012 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at December 31, 2012, had a remaining weighted average contractual life of approximately five years and three months.  The Company recorded compensation expenses of $Nil and $65 for the nine month periods ended December 31, 2012 and December 31, 2011, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of December 31, 2012.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through December 31, 2012.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the nine month periods ended December 31, 2012 and December 31, 2011.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011

Bank indebtedness	$175	$64	$708	$503
Amortization of deferred financing costs	131	281	678	686
Long-term debt	2,033	1,621	5,778	4,572
Interest rate swaps	275	306	839	968
Interest rate caps	50	—	50	—
Subordinated note	—	25	—	83
Deferred payment liability	41	49	130	146
Interest capitalized	—	—	(538)	(172)
	$2,705	$2,346	$7,645	$6,786

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011

Revenue by country:
Canada	$27,267	$28,122	$89,578	$76,261
United States	22,275	21,214	60,147	63,807
	$49,542	$49,336	$149,725	$140,068

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2012	March 31, 2012
Property and equipment by country:
Canada	$99,384	$103,640
United States	116,936	97,222
	$216,320	$200,862
Intangible assets by country:
Canada	$8,537	$10,954
United States	4,711	5,147
	$13,248	$16,101
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$143,482	$143,954
United States	143,322	113,877
	$286,804	$257,831

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and March 31, 2012:

		Fair value measurements at December 31, 2012			Fair value measurements at March 31, 2012
	Carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$264	$—	$264	$1,088	$—	$1,088

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month period ended December 31, 2012.

The Company has recorded a liability of $264 as of December 31, 2012 ($1,088 as of March 31, 2012) for two interest rate swap contracts on the Company’s term debt. For the nine month period ended December 31, 2012, the fair value adjustment of the interest rate swap contracts resulted in a gain of $824 (gain of $488 for the nine month period ended December 31, 2011). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets.

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

In December 2012, the Company also entered into two interest rate cap contracts covering 50% of its outstanding term debt at a cap of three month Libor at 2.5% on its US Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment.

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2012	Fair Value as at March 31, 2012
Interest rate swap contracts liability	Current liability	$264	$1,088

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011
Interest rate swap contracts liability	Other (income) and expenses	$(282)	$(397)	$(824)	$(488)

Credit risk

Accounts receivable credit risk is mitigated by the dispersion of the Company’s customers among industries and the short shipping season.

Liquidity risk

The ongoing tightened credit in financial markets and continued general economic downturn may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  The tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii) negatively impact the Company’s ability to collect accounts receivable on a timely basis and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	EARNINGS PER SHARE

The Company had a total of 17,729,826 shares of common stock issued and outstanding as of December 31, 2012, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,208,237 shares for the three month period ended December 31, 2012, 20,141,349 shares for the three month period ended December 31, 2011, 20,261,732 shares for the nine month period ended December 31, 2012 and 18,399,571 shares for the nine month period ended December 31, 2011, based on the calculations set forth below.  Since the calculation for three month and nine month periods ended December 31, 2012 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,726,879 and 17,723,793 respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011
Numerator:
Net income before preferred dividends	$3,416	$7,358	$9,393	$17,165
Preferred stock dividends	(804)	(715)	(2,344)	(2,069)
Net income applicable to common stockholders	$2,612	$6,643	$7,049	$15,096
Denominator:
Weighted average common shares for basic EPS	17,726,879	17,671,114	17,723,793	15,894,463
Effect of dilutive securities:
Average price during period	6.50	6.33	7.52	6.89
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	417,782	428,905	361,202	394,032
Dilutive shares due to options	62,003	50,880	118,583	85,753
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,726,879	20,141,349	17,723,793	18,399,571
Basic EPS	$0.15	$0.38	$0.40	$0.95
Diluted EPS	$0.15	$0.37	$0.40	$0.93

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	SUBSEQUENT EVENT

As of December 31, 2012, the Company was not in compliance with the Minimum EBITDA and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the Third Amended and Restated Credit Agreement. On February 4, 2013, the Company executed a Waiver Agreement with General Electric Capital Corporation, as Agent and Lender under the Third Amended and Restated Credit Agreement, and with all of its other lenders thereunder, in which it and such lenders waived such covenant breaches as of December 31, 2012.  The Company is in discussions with its Lenders with regards to amending certain future covenants before March 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are presented in millions except share, per share and per Sailing Day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2012.

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
Lower Lakes Ship Repair Company Ltd., a wholly owned subsidiary of Lower Lakes Towing, was incorporated on December 27, 2012 under the laws of Canada. This company will provide ship repair services exclusively for the Lower Lakes fleet.

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes that were restricted in their ability to receive larger vessels. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of sixteen cargo-carrying vessels. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length. We transport limestone, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries, and carried approximately 21 million tons of dry bulk commodities in the 2012 sailing season.
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

Results of Operations for the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011
Selected Financial Information (Unaudited)

(USD in 000’s)	Three months ended December 31, 2012	Three months ended December 31, 2011	Change	% Change
Revenue:
Freight and related revenue	$37,345	$35,917	$1,428	4.0%
Fuel and other surcharges	$11,994	$12,800	$(806)	(6.3)%
Outside voyage charter revenue	$203	$619	$(416)	(67.2)%
Total	$49,542	$49,336	$206	0.4%

Expenses:
Outside voyage charter fees	$202	$615	$(413)	(67.2)%
Vessel operating expenses	$34,695	$32,076	$2,619	8.2%
Repairs and maintenance	$110	$36	$74	205.6%

Sailing Days:	1,359	1,210	149	12.3%

Number of vessels in operation:	16	14	2	14.3%

Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,480	$29,683	$(2,203)	(7.4)%
Fuel and other surcharges	$8,826	$10,579	$(1,753)	(16.6)%

Expenses per Sailing Day:
Vessel operating expenses	$25,530	$26,509	$(979)	(3.7)%
Repairs and maintenance	$81	$30	$51	170.0%

The following table summarizes the changes in the components of our revenue, vessel operating expenses and Sailing Days during the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011. We define Sailing Days as days a vessel is crewed and available for sailing,

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Three month period ended December 31, 2011	1,210	$35,917	$12,800	$619	$49,336	$32,076
Changes in three month period ended December 31, 2012:
Change attributable to Canadian dollar (Currency Impact)		904	254	27	1,185	710
Net decrease attributable to major vessel incidents	(38)	(1,223)	(803)		(2,026)	(1,217)
Net increase attributable to customer demand, pricing and other (excluding currency impact)	187	1,747	(257)		1,490	3,126
Changes in outside voyage charter revenue (excluding currency impact)				(443)	(443)
Sub-total	149	$1,428	$(806)	$(416)	$206	$2,619
Three month period ended December 31, 2012	1,359	$37,345	$11,994	$203	$49,542	$34,695

Total revenue during the three month period ended December 31, 2012 was $49.5 million, an increase of $0.2 million, or 0.4%, compared to $49.3 million during the three month period ended December 31, 2011. This nominal change was primarily attributable to a stronger Canadian dollar and higher freight revenue, offset by reduced fuel surcharges.
During the three month period ended December 31, 2012, U.S.-flagged vessels industry-wide experienced a 10.7% decrease in overall customer demand compared to the three month period ended December 31, 2011. Overall industry tonnage decreased for all of the major commodities during the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011.
Freight and other related revenue generated from Company-operated vessels increased $1.4 million, or 4.0%, to $37.3 million during the three month period ended December 31, 2012 compared to $35.9 million during the three month period ended December 31, 2011. Excluding the impact of currency changes, freight revenue increased $0.5 million, or 1.5%, during the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011. Tonnage hauled by our operated vessels for the three month period ended December 31, 2012 decreased 1.9% compared to the three month period ended December 31, 2011 in part due to low water levels on the Great Lakes.
The nominal increase in revenue was attributable to contractual price increases and 136 additional Sailing Days out of a potential 184 Sailing Days from the two vessels acquired in the three month period ended December 31, 2011. One of the two acquired vessels was delayed in being put into service until October 23, 2012 versus our projected introduction date of August 1, 2012. The sailing delay versus expectations was caused by necessary modifications to the vessel to meet Great Lakes standards, which took longer than anticipated. Additionally, we lost approximately 25 Sailing Days on the second acquired vessel in December 2012 due to an early layup for further modifications. The 136 additional Sailing Days were offset by the loss of 38 Sailing Days on another vessel due to required mechanical repairs following an incident that occurred at the end of the three month period ended September 30, 2012.

While customer demand was adequate to enable us to operate all sixteen of our vessels in the three month period ended December 31, 2012, the commodity mix that we hauled was not optimal and therefore did not allow us to maximize the efficiency of our fleet. Specifically, during the three month period ended December 31, 2012 our coal and salt tonnage were down 31.5% and 23.6%, respectively, versus the same three month period a year ago. Typically we utilize a majority of these commodities as back-haul. Similarly, iron ore demand, which had been well below our expectations through September 30, 2012, spiked in the three month period ended December 31, 2012 requiring us to dedicate vessels to this trade that were not ideally suited to moving iron ore. Our operating efficiencies were also negatively impacted by approximately 30 lost Sailing Days across our entire fleet due to Hurricane Sandy. Lower water levels also began to impact our operations in the three month period ended December 31, 2012. Many of our contracts contain water level adjustment clauses that provide protection when water levels fall below a specified threshold.
We operated sixteen vessels during the three month period ended December 31, 2012, including the vessels acquired in the three month period ended December 31, 2011, compared to fourteen vessels during the three month period ended December 31, 2011. Management believes that each of our vessels should achieve approximately 92 Sailing Days in an average third fiscal quarter, assuming no major repairs, incidents or vessel lay-ups. The Company’s vessels sailed an average of approximately 85 Sailing Days during the three month period ended December 31, 2012 compared to an average of 86 Sailing Days during the three month period ended December 31, 2011. The average number of Sailing Days per vessel during the three months ended December 31, 2012 was adversely impacted by:

◦
2.4 Sailing Days lost as a result of the loss of 38 Sailing Days due to mechanical repairs required on one of our vessels following an incident that occurred at the end of the three month period ended September 30, 2012;

◦	1.6 Sailing Days lost related to a vessel that was taken out of service on December 6, 2012 for further modifications; and

◦	1.4 Sailing Days lost related to the aforementioned vessel which was introduced into service on October 23, 2012 and only sailed 69 days in the three month period.
Freight and related revenue per Sailing Day decreased $2,203, or 7.4%, to $27,480 per Sailing Day in the three month period ended December 31, 2012 compared to $29,683 per Sailing Day during the three month period ended December 31, 2011. This decrease was attributable to unfavorable weather conditions, including Hurricane Sandy, uneven customer demand impacting trade patterns, reduced salt carriage due to an abnormally dry winter in the Great Lakes region and low water levels. This decrease was offset by contractual price increases and a stronger Canadian dollar.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $0.8 million, or 6.3%, to $12.0 million during the three month period ended December 31, 2012 compared to $12.8 million during the three month period ended December 31, 2011. This decrease was attributable to lower fuel cost upon which the surcharge is based, offset by a stronger Canadian dollar. Fuel and other surcharges per Sailing Day decreased by $1,753, or 16.6%, to $8,826 per Sailing Day during the three month period ended December 31, 2012 compared to $10,579 per Sailing Day during the three month period ended December 31, 2011.
Vessel operating expenses increased $2.6 million, or 8.2%, to $34.7 million during the three month period ended December 31, 2012 compared to $32.1 million during the three month period ended December 31, 2011. This increase was primarily due to a greater number of Sailing Days attributable to two additional vessels acquired in the fiscal year ended March 31, 2012 that we sailed during the three month period ended December 31, 2012 and operating inefficiencies associated with the start up of a vessel introduced into service during the three month period ended December 31, 2012. In addition, our vessel operating expenses were adversely impacted by the cost of mechanical repairs associated with an incident which occurred during the three month period ended December 31, 2012, partially offset by lower fuel prices. Vessel operating expenses per Sailing Day decreased $979, or 3.7%, to $25,530 per Sailing Day during the three month period ended December 31, 2012 from $26,509 per Sailing Day during the three month period ended December 31, 2011, primarily due to lower fuel prices offset by higher Sailing Days.
Our general and administrative expenses increased $0.6 million to $3.1 million during the three month period ended December 31, 2012 compared to $2.6 million during the three month period ended December 31, 2011. These costs increased due to $0.2 million of compensation costs primarily related to higher engineering and IT headcount, $0.2 million of consulting costs for new system implementation, regulatory changes and other engineering costs. Our general and administrative expenses represented 8.4% of freight revenues during the three month period ended December 31, 2012, an increase from 7.1% of freight revenues during the three month period ended December 31, 2011. During the three month period ended December 31, 2012, $0.9 million of our general and administrative expenses was attributable to our parent company and $2.2 million was attributable to our operating companies.

Depreciation expense increased $1.2 million to $4.1 million during the three month period ended December 31, 2012 compared to $2.9 million during the three month period ended December 31, 2011. The increase in depreciation expense was primarily attributable to the bulker and the articulated tug/barge acquired in the fiscal year ended March 31, 2012 that we sailed during the three month period ended December 31, 2012, other winter 2012 capital expenditures and a stronger Canadian dollar.
Amortization of drydock costs increased $0.1 million to $0.9 million during the three month period ended December 31, 2012 from $0.8 million during the three month period ended December 31, 2011 due to an increased number of vessels drydocked during the 2012 winter. During the three month period ended December 31, 2012, the Company amortized the deferred drydock costs of twelve of its sixteen operated vessels, compared to nine vessels during the three month period ended December 31, 2011.
As a result of the items described above, during the three month period ended December 31, 2012, the Company’s operating income decreased $3.9 million to $6.1 million compared to operating income of $10.0 million during the three month period ended December 31, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles decreased 19.2%, or $2.7 million, to $11.3 million during the three month period ended December 31, 2012 from $14.0 million during the three month period ended December 31, 2011.
Interest expense increased $0.4 million to $2.7 million during the three month period ended December 31, 2012 from $2.3 million during the three month period ended December 31, 2011. This increase in interest expense was primarily attributable to a higher average debt balance.
We recorded a gain on interest rate swap contracts of $0.3 million during the three month period ended December 31, 2012 compared to $0.4 million during the three month period ended December 31, 2011. Such gains were due to the recording of the fair value of our two interest rate swaps at the end of each such period.
Our income before income taxes was $3.6 million during the three month period ended December 31, 2012 compared to income before income taxes of $8.1 million during the three month period ended December 31, 2011.
Our provision for income tax expense was $0.2 million during the three month period ended December 31, 2012 compared to a tax expense of $0.7 million during the three month period ended December 31, 2011. Our effective tax rate was an expense of 6.1% for the three month period ended December 31, 2012 compared to an expense of 8.8% for the three month period ended December 31, 2011.

Our net income before preferred stock dividends was $3.4 million during the three month period ended December 31, 2012 compared to $7.4 million during the three month period ended December 31, 2011.

We accrued $0.8 million for dividends on our preferred stock during the three month period ended December 31, 2012 compared to $0.7 million during the three month period ended December 31, 2011. The dividends accrued at a rate of 12.0% during the three month period ended December 31, 2012 and December 31, 2011. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $2.6 million during the three month period ended December 31, 2012 compared to net income of $6.6 million during the three month period ended December 31, 2011.
The Canadian dollar strengthened by 3.2% compared to the U.S. dollar, averaging approximately $1.009 USD per CDN during the three month period ended December 31, 2012 compared to $0.977 USD per CDN during the three month period ended December 31, 2011. The Company's balance sheet translation rate increased from $1.003 USD per CDN at March 31, 2012, to $1.005 USD per CDN at December 31, 2012.
During the three month period ended December 31, 2012, the Company operated an average of seven vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately half of our general and administrative costs are incurred in Canada. Nearly half of our interest expense is incurred in Canada. All of our preferred stock dividends are accrued in the US.

Results of Operations for the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011
Selected Financial Information (Unaudited)

(USD in 000’s)	Nine months ended December 31, 2012	Nine months ended December 31, 2011	Change	% Change
Revenue:
Freight and related revenue	$112,712	$101,775	$10,937	10.7%
Fuel and other surcharges	$35,576	$36,972	$(1,396)	(3.8)%
Outside voyage charter revenue	$1,437	$1,321	$116	8.8%
Total	$149,725	$140,068	$9,657	6.9%

Expenses:
Outside voyage charter fees	$1,447	$1,312	$135	10.3%
Vessel operating expenses	$99,838	$91,907	$7,931	8.6%
Repairs and maintenance	$767	$1,068	$(301)	(28.2)%

Sailing Days:	3,718	3,465	253	7.3%

Number of vessels in operation:	16	14	2	14.3%

Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,315	$29,372	$943	3.2%
Fuel and other surcharges	$9,569	$10,670	$(1,101)	(10.3)%

Expenses per Sailing Day:
Vessel operating expenses	$26,853	$26,524	$329	1.2%
Repairs and maintenance	$206	$308	$(102)	(33.1)%

The following table summarizes the changes in the components of our revenue, vessel operating expenses and Sailing Days during the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011.

(USD in 000’s)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Nine month period ended December 31, 2011	3,465	$101,775	$36,972	$1,321	$140,068	$91,907
Changes in nine month period ended December 31, 2012:
Change attributable to weaker Canadian dollar (Currency Impact)		(467)	(137)	(7)	(611)	(433)
Net decrease attributable to major vessel incidents	(123)	(3,428)	(2,101)		(5,529)	(1,525)
Net increase attributable to customer demand, pricing and other(excluding currency impact)	376	14,832	842		15,674	9,889
Changes in outside voyage charter revenue (excluding currency impact)				123	123
Sub-total	253	$10,937	$(1,396)	$116	$9,657	$7,931
Nine month period ended December 31, 2012	3,718	$112,712	$35,576	$1,437	$149,725	$99,838

Total revenue during the nine month period ended December 31, 2012 was $149.7 million, an increase of $9.7 million, or 6.9%, compared to $140.0 million during the nine month period ended December 31, 2011. This increase was primarily attributable to higher freight revenue, partially offset by reduced fuel surcharges and the effect of the weaker Canadian dollar.
During the nine month period ended December 31, 2012, U.S.-flagged vessels industry-wide experienced a 5.1% decrease in overall customer demand compared to the nine month period ended December 31, 2011. Other than aggregates, for which U.S.-flagged shipments increased 1.7%, overall industry tonnage decreased for all of the major commodities during the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011.
Freight and other related revenue generated from Company-operated vessels increased $10.9 million, or 10.7%, to $112.7 million during the nine month period ended December 31, 2012 compared to $101.8 million during the nine month period ended December 31, 2011. Excluding the impact of currency changes, freight revenue increased 11.2% during the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011. Tonnage hauled by our operated vessels for the nine month period ended December 31, 2012 increased 6.3% compared to the nine month period ended December 31, 2011.
This increase in revenue was attributable to contractual price increases and 253 net additional Sailing Days. Of these additional Sailing Days, 267 Sailing Days out of a potential 428 Sailing Days were gained from the two vessels acquired in the three month period ended December 31, 2011. One of these vessels was delayed in being put into service until October 23, 2012 versus our projected introduction date of August 1, 2012. The sailing delay was caused by modifications to the vessel to meet Great Lakes standards taking longer than anticipated. The second of the two acquired vessels was impacted by a poor grain market earlier in the year (45 days) and then an early layup for further modifications (25 days). The increase in freight and other related revenue for the nine month period ended December 31, 2012 compared to the nine month period ended December 31, 2011 was muted because the benefits from the acquisition of our new vessels were partially offset by two vessel incidents that (i) reduced 123 Sailing Days from the directly affected vessels and (ii) impacted the trade patterns on our other vessels.
We operated sixteen vessels during the nine month period ended December 31, 2012, including the two vessels acquired during the nine month period ended December 31, 2011, compared to fourteen vessels during the nine month period ended December 31, 2011. Management believes that each of our vessels should achieve a theoretical maximum 275 Sailing Days (April1 through December 31), assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 232 Sailing Days during the nine month period ended December 31, 2012 compared to an average of 248 Sailing Days during the nine month period ended December 31, 2011. The average number of Sailing Days during the nine month period ended December 31, 2012 was adversely impacted by:

◦	7.7 Sailing Days lost as a result of the loss of 123 Sailing Days due to mechanical repairs required on two vessels following incidents that occurred in the first half of the fiscal year;

◦	4.8 Sailing Days lost related to a bulker that was taken out of service on December 6, 2012 for further modifications that also experienced layups during the season due to the poor grain market;

◦	12.9 Sailing Days lost related to the articulated tug/barge which was introduced into service on October 23, 2012 and only sailed 69 days during such period;

◦	10.1 Sailing Days lost due to the layup during the sailing season of our other bulkers that participate in the grain trade; and

◦	5.7 Sailing Days lost as a result of vessels that were delayed in sailing at the start of the season.

Freight and related revenue per Sailing Day increased $943, or 3.2%, to $30,315 per Sailing Day in the nine month period ended December 31, 2012 compared to $29,372 per Sailing Day during the nine month period ended December 31, 2011. This increase was somewhat offset slightly by a weaker Canadian dollar, an approximately 29% decrease in salt tonnage hauled for the nine month period ended December 31, 2012 versus the nine month period ended December 31, 2011. The reduction in our salt tonnage carried was due to an abnormally dry winter in the Great Lakes region. Finally, we experienced inconsistent customer demand throughout the nine month period ended December 31, 2012, which impacted the efficiency of our delivery patterns.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $1.4 million, or 3.8%, to $35.6 million during the nine month period ended December 31, 2012 compared to $37.0 million during the nine month period ended December 31, 2011. This decrease was attributable to reduced fuel prices and a weaker Canadian dollar, offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $1,101, or 10.3%, to $9,569 per Sailing Day during the nine month period ended December 31, 2012 compared to $10,670 per Sailing Day during the nine month period ended December 31, 2011.
Vessel operating expenses increased $7.9 million, or 8.6%, to $99.8 million during the nine month period ended December 31, 2012 compared to $91.9 million during the nine month period ended December 31, 2011. This increase was primarily due to a greater number of Sailing Days attributable to three additional vessels acquired in the fiscal year ended March 31, 2012. Vessel operating expenses were adversely impacted by associated start up and incremental operating costs related to the three vessels we acquire during the nine months ended December 31, 2012. Vessel operating expenses were partially offset by a weaker Canadian dollar, reduced fuel pricing and reduced operating expenses while vessel repairs were undertaken. Vessel operating expenses per Sailing Day increased $329, or 1.2%, to $26,853 per Sailing Day during the nine month period ended December 31, 2012 from $26,524 per Sailing Day during the nine month period ended December 31, 2011.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.3 million to $0.8 million during the nine month period ended December 31, 2012 from $1.1 million during the nine month period ended December 31, 2011. Repairs and maintenance per Sailing Day decreased $102, or 33.1%, to $206 per Sailing Day during the nine month period ended December 31, 2012 from $308 per Sailing Day during the nine month period ended December 31, 2011. This decrease was primarily due to a reduced level of winter work carried into the 2012 sailing season.
Our general and administrative expenses were $9.3 million during the nine month period ended December 31, 2012 and $8.0 million during the nine month period ended December 31, 2011, an increase of $1.3 million or 16.3%. These costs increased due to higher legal costs, the write off of certain financing costs upon the completion of our new credit agreement and increased compensation costs primarily related to higher engineering and IT headcount. Our general and administrative expenses represented 8.2% of freight revenues during the nine month period ended December 31, 2012 and 7.8% during the nine month period ended December 31, 2011. During the nine month period ended December 31, 2012, $2.9 million of our general and administrative expenses was attributable to our parent company and $6.4 million was attributable to our operating companies.

Depreciation expense increased $2.6 million to $11.2 million during the nine month period ended December 31, 2012 compared to $8.6 million during the nine month period ended December 31, 2011. The increase in depreciation expense was primarily attributable to two bulkers and the articulated tug/barge unit acquired during the fiscal year ended March 31, 2012 that we sailed during the nine month period ended December 31, 2012, other winter 2012 capital expenditures and the repowering of one vessel that was completed in June 2011, offset by a weaker Canadian dollar during the nine month period ended December 31, 2012.
Amortization of drydock costs increased $0.3 million to $2.6 million during the nine month period ended December 31, 2012 from $2.3 million during the nine month period ended December 31, 2011 due to an increased number of vessels drydocked in the 2012 winter season, offset by a weaker Canadian dollar. During the nine month period ended December 31, 2012, the Company amortized the deferred drydock costs of twelve of its sixteen operated vessels, compared to nine vessels during the nine month period ended December 31, 2011.
As a result of the items described above, during the nine month period ended December 31, 2012, the Company’s operating income decreased $2.4 million to $23.5 million compared to operating income of $25.9 million during the nine month period ended December 31, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 1.3%, or $0.5 million, to $38.3 million during the nine month period ended December 31, 2012 from $37.8 million during the nine month period ended December 31, 2011.
Interest expense increased $0.9 million to $7.6 million during the nine month period ended December 31, 2012 from $6.8 million during the nine month period ended December 31, 2011. This increase in interest expense was primarily attributable to higher average debt balances due to the CDN $4.0 million increase in the Canadian Term Loan in July 2011, the $25.0 million increase in the US Term Loan on December 1, 2011 and the $15.3 million net increase in US Term Loan on August 30, 2012.
As a result of the Third Amended and Restated Credit Agreement discussed below, we recognized a loss on extinguishment of debt of $3.3 million during the nine month period ended December 31, 2012, which comprised the unamortized deferred financing costs in connection with previously existing financing arrangements.
We recorded a gain on interest rate swap contracts of $0.8 million during the nine month period ended December 31, 2012 compared to a gain of $0.5 million during the nine month period ended December 31, 2011. Such gains were due to the recording of the fair value of our two interest rate swaps at the end of each such period.
Our income before income taxes was $13.4 million during the nine month period ended December 31, 2012 compared to income before income taxes of $19.7 million during the nine month period ended December 31, 2011.
Our effective tax rate was 29.9% for the nine month period ended December 31, 2012 compared to a tax expense of 12.7% for the nine month period ended December 31, 2011. The tax rate for the nine month period ended December 31, 2011 was lower due to the tax benefit associated with the reduction of the valuation allowance related to the net U.S. Federal deferred tax assets, including net operating losses.

Our provision for income tax expense was $4.0 million for the nine month period ended December 31, 2012 compared to a tax expense of $2.5 million for the nine month period ended December 31, 2011. The increase in income tax expense and effective tax rate was due to lower net income before tax and the absence of a tax benefit from a change in valuation allowance during the nine month period ended December 31, 2012 as compared to the nine month period ended December 31, 2011.

Our net income before preferred stock dividends was $9.4 million during the nine month period ended December 31, 2012 compared to $17.2 million during the nine month period ended December 31, 2011.

We accrued $2.3 million for dividends on our preferred stock during the nine month period ended December 31, 2012 compared to $2.1 million during the nine month period ended December 31, 2011. The dividends accrued at a rate of 12.0% during the nine month period ended December 31, 2012 compared to a rate of 11.75% during the nine month period ended December 31, 2011. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $7.0 million during the nine month period ended December 31, 2012 compared to net income of $15.1 million during the nine month period ended December 31, 2011.

The Canadian dollar weakened by 0.9% compared to the U.S. dollar, averaging approximately $1.002 USD per CDN during the nine month period ended December 31, 2012 compared to approximately $1.011 USD per CDN during the nine month period ended December 31, 2011. The Company's balance sheet translation rate increased from $1.003 USD per CDN at March 31, 2012 to $1.005 USD per CDN at December 31, 2012.
During the nine month period ended December 31, 2012, the Company operated an average of seven vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately half of our general and administrative costs are incurred in Canada. Nearly half of our interest expense is incurred in Canada. All of our preferred stock dividends are accrued in the US.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the nine month periods ended December 31, 2012 and December 31, 2011. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company’s customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach additional financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities for the nine month period ended December 31, 2012 was $13.9 million, an increase of $1.3 million provided compared to $12.6 million provided during the nine month period ended December 31, 2011. This increase in net cash provided was primarily due to a lower increase in fuel inventory during the nine month period ended December 31, 2012. The Company did not incur any bad debt write-offs or material slowdowns in receivable collections during the nine month period ended December 31, 2012.
Net cash used in investing activities decreased by $13.4 million to net cash used of $33.6 million during the nine month period ended December 31, 2012 compared to net cash used of $47.0 million during the nine month period ended December 31, 2011. Higher capital spending on upgrades and modifications for acquired vessels during the fiscal year ended March 31, 2012, was more than offset by the three vessel acquisitions and capital expenditures paid during the nine month period ended December 31, 2011.
Net cash provided from financing activities decreased $16.5 million to $19.1 million provided during the nine month period ended December 31, 2012 compared to $35.6 million provided during the nine month period ended December 31, 2011. During the nine month period ended December 31, 2012, the Company received net term debt proceeds of $15.3 million and additional proceeds of $9.9 million from its revolving credit facility, made principal payments on its term debt of $3.7 million and paid debt financing costs of $2.1 million during the nine month period ended December 31, 2012. During the nine month period ended December 31, 2011, the Company received term debt proceeds of $29.1 million, made principal payments on its term debt of $4.2 million and paid debt financing costs of $3.5 million. Additionally, the Company received $15.4 million in proceeds from its equity offering during the nine month period ended December 31, 2011.

During the nine month period ended December 31, 2012, long-term debt, including the current portion, increased $11.8 million to $145.4 million from $133.6 million during the nine month period ended December 31, 2012. This increase was comprised of $15.3 million of debt proceeds and a $0.2 million increase due to the fluctuations in the Canadian dollar, offset by principal repayments of $3.7 million.
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
On August 30, 2012, Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance Corp. ("Rand Finance"), Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings") and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement” which (i) amends and restates the amended and restated credit agreement to which the borrowers were a party, dated as of September 28, 2011 (as the same had been amended from time to time, the “2011 Credit Agreement”), in its entirety, (ii) continues the tranches of loans provided for under the 2011 Credit Agreement, (iii) refinances the indebtedness of Black Creek under its existing credit facility and added Black Creek as a U.S. Borrower, (iv) provides for certain new loans and (v) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.

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

Under the Third Amended and Restated Credit Agreement, total scheduled term loan principal payments paid on a quarterly basis will be approximately $3.7 million per year (2.5% of the total term debt at December 31, 2012) during the first two years of such agreement, and then increasing to $7.4 million per year during the third year of such agreement, subject to customary excess cash flow and collateral coverage conditions. Under the prior credit agreements, the Company was obligated to pay approximately $9.2 million per year in scheduled principal payments.

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

As of December 31, 2012, the Company was not in compliance with the Minimum EBITDA and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the Third Amended and Restated Credit Agreement. As discussed in Note 23, on February 4, 2013, the Company executed a Waiver Agreement with General Electric Capital Corporation, Inc., as Agent and Lender, in which its lenders waived such covenant breaches as of December 31, 2012. The Company also expects to be out of compliance with certain related financial covenants contained in the Third Amended and Restated Credit Agreement at the March 31, 2013 through September 30, 2013 testing dates. The Company is in discussions with its lenders with regard to amending its financial covenants before March 31, 2013.

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

Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2012 was $12.6 million compared to $10.3 million at March 31, 2012. As of December 31, 2012, the effective rate of preferred dividends was 12.0%. As of December 31, 2011, the effective rate of preferred dividends was 12.0%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company’s Third Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $28.8 million in accrued capital expenditures and drydock expenses, including costs related to commencing the modification of the barge we acquired in December 2011, during the nine month period ended December 31, 2012, including $7.5 million relating to carryover from the 2012 winter season, compared to $12.0 million during the nine month period ended December 31, 2011.
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
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At December 31, 2012, our liability for financial instruments with exposure to foreign currency risk in Canada was approximately CDN $52.6 million of term borrowings and CDN $4.0 million of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
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
As of December 31, 2012, we held two interest rate swap contracts, which expire on April 1, 2013, for approximately 25% of our combined Lower Lakes and Black Creek term loans based on three month BA rates for the Canadian term loans and three month US Libor rates for the US term loans. The rates on these instruments, prior to the addition of the lender’s margin, are 4.09% on the Canadian term loans, and 3.65% on the US term loans. We may be exposed to interest rate risk under our interest rate swap contracts if such contracts are required to be amended or terminated earlier than their termination dates.
In December 2012, the Company also entered into two interest rate cap contracts through December 1, 2015 covering 50% of its outstanding term debt at a cap of three month Libor at 2.5% on 50% of its US Term Debt borrowings and three month BA rates at 3.0% on 50% of its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment.

Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements.
Contractual Commitments

As of December 31, 2012, Lower Lakes had signed contractual commitments with several suppliers totaling $4.2 million ($7.1 million as of March 31, 2012) in connection with capital expenditures and drydock projects.

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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows, excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2012.
Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, require that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of December 31, 2012, the Company conducted the qualitative assessment described above and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining steps of the impairment testing were therefore unnecessary. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2012.
Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. The Company adopted accounting guidance surrounding the accounting for uncertainty in income taxes on January 1, 2007, which had no impact on the company's consolidated financial statements because management concluded that the tax benefits related to the Company's uncertain tax positions can be fully recognized. The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense. To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts. There have been no recent examinations by the U.S. taxing authorities. The Canadian subsidiary was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete. This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open tax years for each major jurisdiction:

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
 Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
No change occurred in our internal controls concerning financial reporting during the three month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RAND LOGISTICS, INC.

Date:	February 6, 2013	/s/ Laurence S. Levy
Laurence S. Levy
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Date:	February 6, 2013	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document