Form 10-K
period 2013-03-31
Rand Logistics, Inc.
filed 2013-06-12
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2013
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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2012 was $106,616,870.91.
17,914,603 shares of Common Stock were outstanding at June 11, 2013
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 24, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAND LOGISTICS, INC.

i

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, references to Rand Logistics, Inc. (“Rand”), “we,” “our,” “us” and the “Company” include Rand and its wholly-owned direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), Lower Lakes Transportation Company (“Lower Lakes Transportation”), Grand River Navigation Company, Inc. (“Grand River”), Black Creek Shipping Company, Inc. (“Black Creek”) and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair").
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

ITEM 1.    BUSINESS
Background
Rand (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing and its affiliate, Grand River.
Subsequent to our acquisition of Lower Lakes Towing and Grand River, we have added ten vessels to our fleet through acquisition transactions, including the 2011 acquisitions of three articulated tug and self-unloading barge units and two bulk carriers, and we also retired two smaller vessels.
Vessel Acquisitions
Since February 2011, we have added five vessels to our fleet.
On February 11, 2011, our subsidiary Black Creek acquired two articulated tug and barge units for consideration consisting of (i) $35.5 million cash paid at closing, (ii) $3.6 million cash to be paid by Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”) in 72 monthly installments of $0.05 million beginning on April 15, 2011; (iii) a promissory note of Black Creek Holdings in the principal amount of $1.5 million, which was subsequently repaid on December 15, 2011; and (iv) 1,305,963 shares of our common stock.
On July 21, 2011, Lower Lakes Towing acquired a Canadian-flagged bulk carrier for CDN $2.7 million with borrowings under its Canadian term loan.

On October 14, 2011, Lower Lakes Towing purchased a bulk carrier from United Ocean Service, LLC (“USUOS”) for a purchase price of approximately $5.3 million, which acquisition was financed with proceeds from a September 2011 public offering of our common stock.
On December 1, 2011, Grand River purchased a tug from USUOS for a purchase price of approximately $7.8 million. Also on December 1, 2011, Grand River acted as USUOS's third-party designee to purchase a self-unloading barge from U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, for a purchase price of approximately $12.0 million. The acquisitions of the tug and barge were financed with additional borrowings under the US term loan. Subsequent to these acquisitions, the Company undertook modifications to the tug/barge vessel to meet Great Lakes standards. This tug/barge vessel was put into service on October 23, 2012.
Business Overview
Introduction
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes and has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of sixteen cargo-carrying vessels. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length. We transport construction aggregates, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.
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
Fleet
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
Lower Lakes operates over one-half of all River Class vessels and boom-forward equipped vessels servicing the Great Lakes. River Class vessels represent the smaller end of Great Lakes vessels, with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons, and are ideal for customers seeking to move significant quantities of dry bulk product to or from ports that restrict non-River Class vessels due to size and capacity constraints. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds - offer greater accessibility for delivery of cargo to locations where only forward access is possible. Six of the vessels used in Lower Lakes' operations are boom forward self-unloaders and six vessels are boom aft self-unloaders.

As of March 31, 2013, our fleet consisted of the following vessels:

Self-Unloading Bulk Carriers
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Canadian-flagged:
Cuyahoga	620x60x35	3,084	1943/1974/2000	15,675
Michipicoten	698x70x37	8,160	1952/1980/2011	22,300
Mississagi	620x60x35	4,500	1943/1967/1985	15,800
Robert S. Pierson	630x68x37	5,598	1974	19,650
Saginaw	640x72x36	8,160	1953/2008	20,200
U.S.-flagged:
Calumet	630x68x37	5,598	1973	19,650
Manitowoc	630x68x37	5,598	1973	19,650
Manistee	620x60x35	2,950	1943/1964/1976	14,900

Straight Deck Bulk carriers (all Canadian-flagged)
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Kaministiqua	730x75x48	11,679	1983	33,824
Manitoba	608x62x36	5,328	1967	19,093
Ojibway	642x67x35	4,100	1952/2005	20,668
Tecumseh	640x78x45	12,000	1972	29,984

Self-Unloading Articulated Tug and Barge Units (all U.S.-flagged)
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Barge Ashtabula	700x78x51		1982	28,959
Tug Defiance		7,200	1982
Barge James L. Kuber	815x70x36		1953/1983/2007	25,500
Tug Victory		7,994	1981
Barge Lewis J Kuber	728x70x37		1952/1980/2006	22,300
Tug Olive L. Moore		6,600	1928
Tug Invincible		5,750	1979
Barge McKee Sons	610x72x39		1953/1991	19,900

Customers
Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, coal, grain, iron ore and salt. Lower Lakes' top ten customers accounted for approximately 60% of its revenue during the fiscal year ended March 31, 2013. Lower Lakes is the sole-source shipping provider to several of its customers. With few exceptions, Lower Lakes' customers are under long-term contracts with Lower Lakes, which typically average three to five years in duration and provide for minimum and maximum annual tonnage requirements, annual price escalation features, and fuel surcharge adjustments. Certain of our customer contracts also provide for water level adjustments. Lower Lakes' key customers include ADM Agri-Industries; Bunge Canada; Cargill; CARMEUSE S.A.; Essar Steel Algoma Inc.; Holcim Inc.; James Richardson International Ltd.; and Lafarge S.A. Essar Steel Algoma Inc. is the only customer that represents more than 10% of our business.

Industry and Competition
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
Employees
As of March 31, 2013, Lower Lakes had approximately 543 full-time employees, 84 of whom were shoreside and management and 459 of whom were shipboard employees. Approximately 40% of Lower Lakes' shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.
Our executive officers are Laurence S. Levy, who serves as our executive chairman; Edward Levy, who serves as our president; and Joseph W. McHugh, Jr., who serves as our chief financial officer. Carol Zelinski is the secretary of Rand.
Seasonality
Lower Lakes operates in a seasonal waterway system, primarily due to the cold weather patterns on the Great Lakes from December through March which cause lock closures, waterway ice, and customer facility closings, which typically shut down Great Lakes shipping for a period of up to 90 days commencing from late December until late March. Lower Lakes also experiences a seasonal pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in the vessels. This pattern causes seasonal fluctuations in Lower Lakes' liquidity and capital resources. Such winter work, capital expenditures and drydocking costs are incurred during a period when customer collections have largely ended in February from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 30 to 60 days prior to the receipt of significant customer collections for services provided at the beginning of the shipping season.  To manage working capital cycles, Lower Lakes' Third Amended and Restated Credit Facility includes a revolver feature with a seasonal overadvance facility which provides working capital from the April through June period, after which customer collections typically exceed cash disbursements.

Government Regulations

General. The Company's marine transportation operations are subject to regulation by the United States Coast Guard (USCG), the Environmental Protection Agency (EPA), various federal laws, Canadian laws, state laws and certain international conventions.

Jones Act. In the United States, the Merchant Marine Act of 1920 (the “Jones Act”) reserves domestic marine transportation to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For a corporation to qualify a United States citizen for the purpose of domestic trade it must be 75% owned and controlled by United States citizens. The Company monitors citizenship and meets the requirements of the Jones Act for its vessels. The Canadian Coasting Trade Act reserves Canadian domestic marine transportation to Canadian registered and crewed vessels.

Compliance with United States and Canadian domestic trade requirements are important to the operations of the Company. The loss of Jones Act status could have a material negative effect on the Company. The Company monitors the citizenship of its employees and stockholders.

Environmental

The Company's operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, the Canadian government, as well as many coastal and inland waterway states and provinces.

Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environment Response, Compensation and Liability Act of 1981 ("CERCLA") and the Oil Pollution Act of 1990 ("OPA") impose strict prohibitions against the discharge of oil and its derivatives and of other discharges that are incidental to the normal operation of our vessels. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws. The EPA discharge rules are enforced under Vessel General Permit (VGP) regulations that are the subject of public rulemaking proceedings.

Ballast Water Discharges. The USCG has been involved with ballast water management issues for almost 30 years. Its current “Standards for Living Organisms in Ships Ballast Water Discharged in U.S. Waters” became effective on June 21, 2012 and apply generally to all vessels operating in U.S. waters. The EPA has parallel compliance rules to regulate ballast water discharges under its VGP system.

The Company's vessel operations are limited to the Great Lakes and St. Lawrence River ecosystem services. Ballast water management for these services is governed by overlapping by USCG and EPA and Canadian rules. Also, Canada is a signatory to the International Maritime Organization (“IMO”) Convention on ballast water discharges. These regimes have certain applications to vessels in international trade that are entering the Great Lakes /St. Lawrence ecosystem. However, there is U.S. and Canadian agreement that there is no ballast water treatment technology available that will be effective to control possible intra-Great Lakes ecosystem transfers by services such as the Company's. Also, U.S. and Canadian authorities have agreed to a continuation of current “best practices” operations by the Company and similar vessel operators.

Clean Air Regulations. The Company's Great Lakes and St. Lawrence River services are subject to North American Emissions Control Area ("ECA") rules. These rules limit the sulfur content of marine fuels to 1.0% effective as of August 1, 2012 and 0.1% as of August 1, 2015.

Under a reciprocal agreement between the U.S. and Canada, a "Fleet Averaging" framework for Canadian flag vessels, including those of the Company, will be put in place to coincide with the imposition of the U.S. ECA. Fleet Averaging will allow Canadian flag ship owners to achieve a reduction in emissions across their fleets in a phased in manner through the period ending 2020. The Company anticipates achieving its required marine emissions through a variety of improvement programs such as the use of exhaust gas scrubbers, switching to low sulfur content fuels (including, potentially, liquefied natural gas) and through other means.

Financial Information About Geographic Areas

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes provides domestic port-to-port services to both Canada and the United States in the Great Lakes region and operates both U.S. and Canadian flagged vessels.

Information about our geographic operations is as follows:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
Revenue by country:
Canada	$92,813	$79,381	$73,177
United States	63,825	68,444	44,801
	$156,638	$147,825	$117,978

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2013	March 31, 2012
Property and equipment by country:
Canada	$100,887	$103,640
United States	118,197	97,222
	$219,084	$200,862
Intangible assets by country:
Canada	$8,081	$10,954
United States	4,531	5,147
	$12,612	$16,101
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Availability of Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We make available through our Internet website (http://www.randlogisticsinc.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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
In order to fund Lower Lakes' capital expenditures, drydock costs and winter work expenses, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. Our failure to obtain the funds for necessary future capital expenditures and winter work expenses would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business, results of operations and financial condition.
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
Lower Lakes maintains insurance on its fleet for risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which includes environmental damage and pollution insurance). Lower Lakes does not, however, insure the loss of a vessel's income when it is being repaired due to an insured hull and machinery claim. We can give no assurance that Lower Lakes will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Lower Lakes may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, in the future, Lower Lakes may not be able to obtain adequate insurance coverage at reasonable rates for Lower Lakes' fleet. Lower Lakes may also be subject to calls, or premiums, in amounts based not only on its own claims record but also the claims record of all other members of the protection and indemnity associations through which Lower Lakes may receive indemnity insurance coverage. Lower Lakes' insurance policies will also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase its costs.
Lower Lakes is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing our revenues and earnings.
Lower Lakes enters into contracts of affreightment (COAs) pursuant to which Lower Lakes agrees to carry cargoes, typically for industrial customers, who export or import dry bulk cargoes. Lower Lakes also enters into spot market voyage contracts, where Lower Lakes is paid a rate per ton to carry a specified cargo. All of these contracts subject Lower Lakes to counterparty credit risk. As a result, we are subject to credit risks at various levels, including with charterers, cargo interests, or terminal customers. If the counterparties fail to meet their obligations, Lower Lakes could suffer losses on such contracts which would decrease our revenues and earnings.
Lower Lakes may not be able to generate sufficient cash flows to meet its debt service obligations.
Lower Lakes' ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. Lower Lakes' business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its liquidity needs, including capital expenditures and winter work expenses. Lower Lakes' indebtedness under its credit facility bears interest at floating rates, and therefore, if interest rates increase, Lower Lakes' debt service requirements will increase, except for that portion of Lower Lakes' term debt that is limited by interest rate caps. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
A default under Lower Lakes' indebtedness may have a material adverse effect on our financial condition.
In the event of a default under Lower Lakes' indebtedness, the holders of the indebtedness under Lower Lakes' credit facility generally would be able to declare all of the indebtedness under such facility, together with accrued interest, to be due and payable. In addition, borrowings under the existing Lower Lakes senior credit facility are secured by a first priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business. In addition, default under one debt instrument within Lower Lakes' credit facility could in turn permit lenders under other debt instruments within Lower Lakes' credit facility to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the Lower Lakes credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our results of operations.
Servicing debt could limit funds available for other purposes, such as the payment of dividends.
Lower Lakes will use cash to pay the principal and interest on its debt, and to fund capital expenditures, drydock costs and winter work expenses. Such payments limit funds that would otherwise be available for other purposes, including distributions of cash to our stockholders.
Lower Lakes' credit facility contains restrictive covenants that will limit its liquidity and corporate activities.
Lower Lakes' credit facility imposes operating and financial restrictions that limit its ability to:

o	incur additional indebtedness;

o	create additional liens on its assets;

o	make investments;

o	engage in mergers or acquisitions;

o	pay dividends; and

o	sell any of Lower Lakes' vessels or any other assets outside the ordinary course of business.
Therefore, Lower Lakes will need to seek permission from its lenders in order to engage in some corporate actions. Lower Lakes' lenders' interests may be different from those of Lower Lakes and no assurance can be given that Lower Lakes will be able to obtain its lenders' permission when needed. This may prevent Lower Lakes from taking actions that are in its best interest.
Because Lower Lakes generates approximately 59% of its revenues and incurs approximately 57% of its expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer reduced U.S. dollar earnings.
Lower Lakes generates a significant portion of its revenues and incurs a significant portion of its expenses in Canadian dollars. This could lead to fluctuations in our net income due to changes in the value of the U.S. Dollar relative to the Canadian Dollar.
Lower Lakes depends upon unionized labor for its U.S. operations. Any work stoppages or labor disturbances could disrupt its business.
All of Grand River's shipboard employees are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition.
A labor union has attempted to unionize Lower Lakes' Canadian employees.
The Seafarers International Union of Canada, or SIU, has attempted without success to organize Lower Lakes' unlicensed Canadian employees periodically over the past several years. Although we believe that support for this union is low, if SIU is successful in organizing a union among Lower Lakes' Canadian employees, it could result in increased labor costs or reduced productivity for Lower Lakes, which could have a material adverse effect on our results of operations.
Lower Lakes' employees are covered by U.S. Federal laws that may subject it to job-related claims in addition to those provided by state laws.
All of Grand River's shipboard employees are covered by the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in Federal courts. Because Lower Lakes is not generally protected by the limits imposed by state workers' compensation statutes, Lower Lakes has greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.
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
We depend on the expertise, experience and continued services of Lower Lakes' senior management employees, especially Scott Bravener, its President. Mr. Bravener has acquired specialized knowledge and skills with respect to Lower Lakes and its operations and most decisions concerning the business of Lower Lakes are made or significantly influenced by him. Although Lower Lakes maintains life insurance with respect to Mr. Bravener, the proceeds of such insurance may not be adequate to compensate Lower Lakes in the event of Mr. Bravener's death. The loss of Mr. Bravener or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Bravener were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.
Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.
Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Laurence S. Levy, our Executive Chairman, and Edward Levy, our President, are each engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs.
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

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 31,659,949 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.
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
In addition, the financing of any acquisition completed by Rand could adversely impact Rand's capital structure as any such financing could include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of existing stockholders and/or adversely affect prevailing market prices for Rand's common stock. Increasing Rand's indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in Rand.
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
The market values of Lower Lakes' vessels may decrease, which could cause Lower Lakes to breach covenants in its credit facilities, which could reduce earnings and revenues as a result of potential foreclosures.
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
If the market values of Lower Lakes' owned vessels decrease, Lower Lakes may breach some of the covenants contained in its credit facility. If Lower Lakes breaches such covenants and is unable to remedy the relevant breach, Lower Lakes' lenders could accelerate its debt and foreclose on the collateral, including Lower Lakes' vessels. Any loss of vessels would significantly decrease the ability of Rand to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, Rand would incur a loss that would reduce earnings.
A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.
The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes' owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd's Register.
A vessel must undergo Annual Surveys, Intermediate Surveys, and Special Surveys by its classification society, as well as periodic inspections by shipping regulators. As regards classification surveys, in lieu of a Special Survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Lower Lakes' vessels are on Special Survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every five years for inspection of the underwater parts of such vessel.
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

Rand is subject to the Jones Act and related regulations, and the Coasting Trade Act (Canada), all of which restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, vessels must be at least 75% owned and operated by U.S. citizens and manned by U.S. crews and, in addition, the vessels must have been built in the United States. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to its U.S. flagged vessels, Rand is responsible for monitoring the ownership of its capital stock to ensure compliance with U.S. maritime laws. If Rand does not comply with these restrictions, Rand will be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances Rand will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for its vessels, and fines or forfeiture of the vessels.
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
As of March 31, 2013, the average age of the vessels operated by Lower Lakes was approximately 52 years. The expense of maintaining, repairing and upgrading Lower Lakes' vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any of its vessels, our financial performance would be adversely affected.

Lower Lakes is subject to environmental laws that could require significant expenditures both to maintain compliance with such laws and to pay for any uninsured environmental liabilities resulting from a spill or other environmental disaster.
The Company's shipping business and vessel operations are materially affected by environmental and other government regulations in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, Rand cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of Lower Lakes' vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit Rand's ability to do business or increase the cost of its doing business, which may materially adversely affect its operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect Rand's results of operations. Lower Lakes currently maintains pollution liability coverage insurance. However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on Rand's cash flow, profitability and financial position.

The operation of Lower Lakes' vessels is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Rand's operating results.
Rand's operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes' vessels. Fuel prices have increased substantially since 2004. Although fuel price escalation clauses are included in substantially all of Lower Lakes' contracts of affreightment, which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand's operating results will be adversely affected.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We maintain our executive offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our executive chairman, and Edward Levy, our president. We also currently lease the following properties:

o	Lower Lakes Towing leases approximately 12,000 square feet of warehouse space at 107 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 24,800 square feet of warehouse space at 109 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 1,300 square feet of space at 32861 Pin Oak Parkway, Suite B, Avon Lake, Ohio under a lease that expires on March 31, 2014.

o	Grand River leases approximately 1,194 square feet at 3301 Veterans Drive, Suite 210, Traverse City, Michigan under a lease that expires October 31, 2015.

o
Rand Finance Corp. (“Rand Finance”), a wholly-owned subsidiary of the Company, leases approximately 400 square feet at 17 Wilson Road, Chelmsford, Massachusetts under a lease that is renewed on a monthly basis.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II. OTHER INFORMATION

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on the NASDAQ Capital Market under the symbol RLOG. The following table sets forth the high and low sales prices for each full quarterly period within the two most recent fiscal years.

	Common Stock
Quarter Ended	High	Low
June 30, 2011	$8.22	$6.35
September 30, 2011	$7.96	$5.80
December 31, 2011	$7.00	$5.73
March 31, 2012	$9.10	$6.26
June 30, 2012	$9.25	$7.11
September 30, 2012	$8.50	$6.59
December 31, 2012	$7.79	$5.91
March 31, 2013	$7.39	$5.47

Holders
As of June 10, 2013, there were 20 holders of record of our common stock.
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
Stock Performance Graph

The following graph compares from March 31, 2008 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and an industry peer group consisting of Algoma Central Corp., International Shipholding Company, and Horizon Lines Inc. The following graph is based on the closing price of our common stock from March 31, 2008 through March 31, 2013.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of the Company as of and for the years ended March 31, 2013, 2012, 2011, 2010 and 2009. The information in the following table should be read together with the Company's consolidated financial statements and accompanying notes as of and for the years ended March 31, 2013, 2012, 2011, 2010 and 2009 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

Selected Financial Data (USD millions except share data)	2013	2012	2011	2010	2009
Revenue
Freight and related revenue	$117.8	$107.6	$90.4	$85.1	$85.8
Fuel and other surcharges	$37.4	$38.9	$20.5	$15.4	$29.1
Outside voyage charter revenue	$1.4	$1.3	$7.1	$7.7	$19.2
	$156.6	$147.8	$118	$108.2	$134.2
Operating income	$8.1	$15.2	$6.8	$7.6	$9.3

Net (loss) income applicable to common shareholders	$(7.0)	$5.3	$(2.2)	$0.8	$(8.8)

Net (loss) income per share -basic	$(0.39)	$0.33	$(0.16)	$0.06	$(0.70)
Net (loss) income per share - diluted	$(0.39)	$0.33	$(0.16)	$0.06	$(0.70)

Weighted average shares - basic	17,740,372	16,336,930	13,632,961	13,071,651	12,558,956
Weighted average shares - diluted	17,740,372	16,336,930	13,632,961	13,071,651	12,558,956

Other Operating Data
Depreciation	$15.4	$11.6	$7.7	$9.2	$6.8
Amortization of drydock costs	$3.5	$3.0	$2.8	$2.5	$2.1
Amortization of intangibles	$1.3	$1.3	$1.2	$1.4	$1.7

Property and equipment, net	$219.1	$200.9	$166.7	$98.5	$86.2
Total assets	$270.8	$257.8	$215.5	$148.0	$135.9

Long-term debt, including current portion	$143.4	$133.6	$112.2	$62.7	$58.3
Total equity	$72.4	$79.3	$58.3	$51.5	$41.8

Number of vessels operated as of the year end date	16	14	12	12	12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts are presented in millions except share, per share and per day amounts. The following management's discussion and analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Overview
Business
Rand (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing and its affiliate, Grand River.
Subsequent to the acquisition of Lower Lakes Towing and Grand River, we have added ten vessels to our fleet through acquisition transactions, including the 2011 acquisitions of three self-unloading articulated tug and barge units and two bulk carriers. We have also retired two smaller vessels.
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes and has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of sixteen cargo-carrying vessels. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, which we define as vessels less than 650 feet in overall length. We transport construction aggregates, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.
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

Results of Operations
Fiscal year ended March 31, 2013 compared to fiscal years ended March 31, 2012 and 2011
Selected Financial Information

(USD in 000's)	Fiscal year ended March 31, 2013	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011
Revenue:
Freight and related revenue	$117,797	$107,618	$90,433
Fuel and other surcharges	$37,404	$38,886	$20,471
Outside voyage charter revenue	$1,437	$1,321	$7,074
Total	$156,638	$147,825	$117,978
Expenses:
Outside voyage charter fees	$1,447	$1,312	$7,052
Vessel operating expenses	$104,896	$97,274	$77,177
Repairs and maintenance	$8,350	$7,179	$5,456
Sailing days:	3,922	3,721	3,338
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$30,035	$28,922	$27,092
Fuel and other surcharges	$9,537	$10,450	$6,133
Expenses per sailing day:
Vessel operating expenses	$26,746	$26,142	$23,121
Repairs and maintenance	$2,129	$1,929	$1,635

Fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012
Selected Financial Information

(USD in 000's)	Fiscal year ended March 31, 2013	Fiscal year ended March 31, 2012	Change	% Change
Revenue:
Freight and related revenue	$117,797	$107,618	$10,179	9.5%
Fuel and other surcharges	$37,404	$38,886	$(1,482)	(3.8)%
Outside voyage charter revenue	$1,437	$1,321	$116	8.8%
Total	$156,638	$147,825	$8,813	6.0%
Expenses:
Outside voyage charter fees	$1,447	$1,312	$135	10.3%
Vessel operating expenses	$104,896	$97,274	$7,622	7.8%
Repairs and maintenance	$8,350	$7,179	$1,171	16.3%
Sailing days:	3,922	3,721	201	5.4%
Number of vessels operated:	16	14	2	14.3%
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$30,035	$28,922	$1,113	3.8%
Fuel and other surcharges	$9,537	$10,450	$(913)	(8.7)%
Expenses per sailing day:
Vessel operating expenses	$26,746	$26,142	$604	2.3%
Repairs and maintenance	$2,129	$1,929	$200	10.4%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Fiscal year ended March 31, 2012	3,721	107,618	38,886	1,321	147,825	97,274
Changes in fiscal year ended March 31, 2013:
Decrease attributable to weaker Canadian dollar		(470)	(139)	(7)	(616)	(434)
Net decrease attributable to vessel incidents	(123)	(3,428)	(2,101)		(5,529)	(1,525)
Net increase attributable to customer demand and pricing (excluding currency impact)	324	14,077	758		14,835	9,581
Changes in outside voyage charter revenue (excluding currency impact)				123	123
Sub-total	201	10,179	(1,482)	116	8,813	7,622
Fiscal year ended March 31, 2013	3,922	117,797	37,404	1,437	156,638	104,896

Total revenue during the fiscal year ended March 31, 2013 was $156.6 million, an increase of $8.8 million, or 6.0%, compared to $147.8 million during the fiscal year ended March 31, 2012. This increase was primarily attributable to higher freight revenue, partially offset by reduced fuel surcharges and the effect of the slightly weaker Canadian dollar.
According to the Lake Carriers' Association, which we refer to as the LCA, during the 2012 sailing season, U.S.-flagged vessels industry-wide experienced a 5.1% decrease in overall customer demand for the commodities that we carry on the Great Lakes compared to the 2011 sailing season. Other than aggregates, for which U.S.-flagged shipments increased 1.7%, overall industry tonnage decreased for all of the major commodities that we carried on the Great Lakes during the 2012 sailing season compared to the 2011 sailing season.
Freight and other related revenue generated from Company-operated vessels increased $10.2 million, or 9.5%, to $117.8 million during the fiscal year ended March 31, 2013 compared to $107.6 million during the fiscal year ended March 31, 2012. Excluding the impact of currency changes, freight revenue increased 9.9% during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012. Tonnage hauled by our operated vessels for the fiscal year ended March 31, 2013 increased 6.5% compared to the fiscal year ended March 31, 2012.
The increase in revenue was attributable to contractual price increases and 201 net additional Sailing Days. Of these additional Sailing Days, only 290 Sailing Days out of a potential 443 Sailing Days were gained from two of the three vessels acquired in the fiscal year ended March 31, 2012. One of these vessels was delayed in being put into service until October 23, 2012 versus our projected introduction date of August 1, 2012 due to modifications to such vessel taking longer than anticipated. The second of the two acquired vessels was impacted by a poor grain market earlier in the year (45 Sailing Days lost) and an early layup for further modifications at the end of the year (25 Sailing Days lost). The third vessel sailed 92 days more than in the prior year. The increase in freight and other related revenue for the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 was muted because the benefits from the acquisition of our three new vessels were partially offset by two vessel incidents that (i) reduced 123 Sailing Days from the directly affected vessels and (ii) impacted the trade patterns on our other vessels. Furthermore, our vessels sailed 52 fewer days in the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 due to an earlier onset of winter weather as compared to the prior year.

We operated sixteen vessels during the fiscal year ended March 31, 2013, including the three vessels acquired during the fiscal year ended March 31, 2012, compared to fourteen vessels operated during the fiscal year ended March 31, 2012. However, one of the aforementioned vessels however only began sailing on October 23, 2012. Management believes that each of our vessels should achieve a theoretical maximum 275 Sailing Days (April1 through December 31), assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 245 Sailing Days during the fiscal year ended March 31, 2013 compared to an average of 266 Sailing Days during the fiscal year ended March 31, 2012.

The average number of Sailing Days per vessel during the fiscal year ended March 31, 2013 was adversely impacted by the following events that we consider non-recurring:

◦	7.7 Sailing Days lost as a result of the loss of 123 Sailing Days due to mechanical repairs on two vessels following incidents that occurred during the sailing season;

◦	1.6 Sailing Days lost related to a bulker that was taken out of service on December 6, 2012 for further modifications ( 25 Sailing Days lost); and

◦	11.4 Sailing Days lost related to the articulated tug/barge which was introduced into service on October 23, 2012 and only sailed 92 days during such period.
Freight and related revenue per Sailing Day increased $1,113, or 3.8%, to $30,035 per Sailing Day in the fiscal year ended March 31, 2013 compared to $28,922 per Sailing Day during the fiscal year ended March 31, 2012. This increase was somewhat offset by a slightly weaker Canadian dollar and an approximately 34% decrease in salt tonnage hauled for the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012. The reduction in our salt tonnage carried was due to an abnormally dry winter during the fiscal year ended March 31, 2012 in the Great Lakes region. Finally, we experienced erratic customer demand throughout the fiscal year ended March 31, 2013, which impacted the efficiency of our delivery patterns.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $1.5 million, or 3.8%, to $37.4 million during the fiscal year ended March 31, 2013 compared to $38.9 million during the fiscal year ended March 31, 2012. This decrease was attributable to reduced fuel prices and a weaker Canadian dollar, offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $913, or 8.7%, to $9,537 per Sailing Day during the fiscal year ended March 31, 2013 compared to $10,450 per Sailing Day during the fiscal year ended March 31, 2012.
Vessel operating expenses increased $7.6 million, or 7.8%, to $104.9 million during the fiscal year ended March 31, 2013 compared to $97.3 million during the fiscal year ended March 31, 2012. This increase was primarily due to a greater number of Sailing Days attributable to three additional vessels acquired in the fiscal year ended March 31, 2012. Vessel operating expenses were adversely impacted by associated start up and incremental operating costs related to the three vessels we acquired during the fiscal year ended March 31, 2012. Vessel operating expenses were partially offset by a slightly weaker Canadian dollar, reduced fuel pricing and reduced operating expenses due to vessel repairs. Vessel operating expenses per Sailing Day increased $604, or 2.3%, to $26,746 per Sailing Day during the fiscal year ended March 31, 2013 from $26,142 per Sailing Day during the fiscal year ended March 31, 2012.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $1.2 million to $8.4 million during the fiscal year ended March 31, 2013 from $7.2 million during the fiscal year ended March 31, 2012 primarily due to the two acquired vessels which first sailed in fiscal 2013. Repairs and maintenance per Sailing Day increased $200, or 10.4%, to $2,129 per Sailing Day during the fiscal year ended March 31, 2013 from $1,929 per Sailing Day during the fiscal year ended March 31, 2012. This increase was primarily due to the combined impact of the delays in completing winter work at the start of the 2012 sailing season, the normal winter work done during the fourth quarter of the fiscal year ended March 31, 2013 and the associated impact of fewer Sailing Days for two of the three recently acquired vessels.
Our general and administrative expenses were $13.5 million during the fiscal year ended March 31, 2013 compared to $11.0 million during the fiscal year ended March 31, 2012, an increase of $2.5 million or 22.3%. These costs increased due to higher legal and consulting costs, financing/amendment fees related to our credit agreements and increased compensation and benefit costs related in part to higher engineering and IT headcount. Our general and administrative expenses represented 11.4%

of freight revenues during the fiscal year ended March 31, 2013 and 10.2% during the fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2013, $4.1 million of our general and administrative expenses was attributable to our parent company and $9.4 million was attributable to our operating companies.
Depreciation expense increased $3.8 million to $15.4 million during the fiscal year ended March 31, 2013 compared to $11.6 million during the fiscal year ended March 31, 2012. The increase in depreciation expense was primarily attributable to two bulkers and the articulated tug/barge unit acquired during the fiscal year ended March 31, 2012 that we sailed during the fiscal year ended March 31, 2013, winter 2012 capital expenditures and the repowering of one vessel that was completed in June 2011, offset by a weaker Canadian dollar during the fiscal year ended March 31, 2013.
Amortization of drydock costs increased $0.4 million to $3.5 million during the fiscal year ended March 31, 2013 from $3.1 million during the fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2013, the Company amortized the deferred drydock costs of twelve of its sixteen operated vessels, compared to nine vessels during the fiscal year ended March 31, 2012.
As a result of the items described above, during the fiscal year ended March 31, 2013, the Company’s operating income decreased $7.1 million to $8.1 million compared to operating income of $15.2 million during the fiscal year ended March 31, 2012. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles decreased 9.3%, or $2.9 million, to $28.3 million during the fiscal year ended March 31, 2013 from $31.2 million during the fiscal year ended March 31, 2012
Interest expense increased $0.8 million to $10.2 million during the fiscal year ended March 31, 2013 from $9.3 million during the fiscal year ended March 31, 2012. This increase in interest expense was primarily attributable to higher average debt balances due to the CDN $4.0 million increase in the Canadian Term Loan in July 2011, the $25.0 million increase in the US Term Loan on December 1, 2011, the $15.3 million net increase in US Term Loan on August 30, 2012 and higher average revolver balance.
As a result of the Third Amended and Restated Credit Agreement discussed below, we recognized a loss on extinguishment of debt of $3.3 million during the fiscal year ended March 31, 2013, which comprised the unamortized deferred financing costs in connection with our previously existing financing arrangements.
We recorded a gain on interest rate swap contracts of $1.1 million during the fiscal year ended March 31, 2013 compared to a gain of $0.8 million during the fiscal year ended March 31, 2012. Such gains were due to the recording of the fair value of our two interest rate swaps at the end of each such period. The contracts for these two interest swaps expired March 31, 2013.
Our loss before income taxes was $4.3 million during the fiscal year ended March 31, 2013 compared to income before income taxes of $6.7 million during the fiscal year ended March 31, 2012.
Our effective tax rate was 11.4% on a pre-tax loss for the fiscal year ended March 31, 2013 compared to (21.3%) on pre-tax income for the fiscal year ended March 31, 2012.

Our provision for income tax was a benefit of $0.5 million for the fiscal year ended March 31, 2013 compared to a tax benefit of $1.4 million for the fiscal year ended March 31, 2012. In addition to pre-tax earnings variances, the decrease in income tax benefit was due to a foreign statutory rate change as applied to the foreign net deferred tax liabilities in the fiscal year ended March 31, 2013 and the absence of a tax benefit from a change in valuation allowance during the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012.

The effective tax rate for the fiscal year ended March 31, 2013 is lower than the statutory tax rate due to permanent differences, primarily imputed interest, and the change in the foreign statutory rate as applied to the foreign net deferred tax liabilities. The effective rate for the fiscal year ended March 31, 2012 was lower than the statutory rate due to the tax benefit associated with the full reversal of the valuation allowance totaling $4.3 million.

Our net loss before preferred stock dividends was $3.8 million during the fiscal year ended March 31, 2013 compared to our net income of $8.1 million during the fiscal year ended March 31, 2012.

We accrued $3.2 million for dividends on our preferred stock during the fiscal year ended March 31, 2013 compared to $2.8 million during the fiscal year ended March 31, 2012. The dividends accrued at a rate of 12.0% during the fiscal year ended March 31, 2013 compared to an average rate of 11.90% during the fiscal year ended March 31, 2012. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net loss applicable to common stockholders was $7.0 million during the fiscal year ended March 31, 2013 compared to net income of $5.3 million during the fiscal year ended March 31, 2012.
The Canadian dollar weakened by 0.9% compared to the U.S. dollar, averaging approximately $0.999 USD per CDN during the fiscal year ended March 31, 2013 compared to approximately $1.008 USD per CDN during the fiscal year ended March 31, 2012. The Company's balance sheet translation rate decreased from $1.002 USD per CDN at March 31, 2012 to $0.984 USD per CDN at March 31, 2013.
During the fiscal year ended March 31, 2013, the Company operated an average of seven vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately half of our general and administrative costs are incurred in Canada. Nearly half of our interest expense is incurred in Canada. All of our preferred stock dividends are accrued in the US.
Fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011
Selected Financial Information

(USD in 000's)	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011	Change	% Change
Revenue:
Freight and related revenue	$107,618	$90,433	$17,185	19.0%
Fuel and other surcharges	$38,886	$20,471	$18,415	90.0%
Outside voyage charter revenue	$1,321	$7,074	$(5,753)	(81.3)%
Total	$147,825	$117,978	$29,847	25.3%
Expenses:
Outside voyage charter fees	$1,312	$7,052	$(5,740)	(81.4)%
Vessel operating expenses	$97,274	$77,177	$20,097	26.0%
Repairs and maintenance	$7,179	$5,456	$1,723	31.6%
Sailing days:	3,721	3,338	383	11.5%
Number of vessels operated:	14	12	2	16.7%
Revenue per sailing day:
Freight and related revenue	$28,922	$27,092	$1,830	6.8%
Fuel and other surcharges	$10,450	$6,133	$4,317	70.4%
Expenses per sailing day:
Vessel operating expenses	$26,142	$23,121	$3,021	13.1%
Repairs and maintenance	$1,929	$1,635	$294	18.0%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Fiscal year ended March 31, 2011	3,338	$90,433	$20,471	$7,074	$117,978	$77,177
Changes in fiscal year ended March 31, 2012:
Increase attributable to stronger Canadian dollar		1,906	604	31	2,541	1,735
Net increase attributable to customer demand and pricing (excluding currency impact)	383	15,279	17,811		33,090	18,362
Changes in outside voyage charter revenue (excluding currency impact)				(5,784)	(5,784)
Sub-total	383	$17,185	$18,415	(5,753)	$29,847	$20,097
Fiscal year ended March 31, 2012	3,721	$107,618	$38,886	$1,321	$147,825	$97,274

Total revenue during the fiscal year ended March 31, 2012 was $147.8 million, an increase of $29.8 million, or 25.3%, compared to $118.0 million during the fiscal year ended March 31, 2011. This increase was primarily attributable to higher freight revenue and fuel surcharges and the stronger Canadian dollar, offset by substantially reduced outside charter revenue.
According to the LCA, during the 2011 sailing season, U.S.-flagged vessels industry-wide experienced a 5.8% increase in overall customer demand compared to the 2010 sailing season. Other than coal, for which U.S.-flagged shipments decreased by 6.0%, overall industry tonnage increased for all of the major commodities during the 2011 sailing season compared to the 2010 sailing season.
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
The Company's vessels sailed an average of approximately 266 Sailing Days during the fiscal year ended March 31, 2012 compared to 278 Sailing Days during the fiscal year ended March 31, 2011.
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
As a result of the items described above, during the fiscal year ended March 31, 2012, the Company's operating income increased $8.4 million to $15.2 million compared to operating income of $6.8 million during the fiscal year ended March 31, 2011. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 69.4%, or $12.8 million, to $31.2 million during the fiscal year ended March 31, 2012 from $18.4 million during the fiscal year ended March 31, 2011.

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
Our effective tax rate was (21.3%) for the fiscal year ended March 31, 2012 compared to 54.9% for the fiscal year ended March 31, 2011. Our provision for income tax expense was a benefit of $1.4 million during the fiscal year ended March 31, 2012 compared to a provision for income tax expense of $0.1 million during the fiscal year ended March 31, 2011. This change was due to a combination of higher net income before taxes in the fiscal year ended March 31, 2012, a change in mix of income between the United States and Canada and the full reversal of the Federal valuation allowance.
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
The Canadian dollar strengthened by 2.4% compared to the U.S. dollar, averaging approximately $1.008 USD per CDN during the fiscal year ended March 31, 2012 compared to approximately $0.984 USD per CDN during the fiscal year ended March 31, 2011. The Company's balance sheet translation rate increased from $1.002 USD per CDN at March 31, 2011 to $1.031 USD per CDN at March 31, 2012.
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

Impact of Inflation and Changing Prices
During the fiscal years ended March 31, 2011, 2012 and 2013, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the US dollar and the Canadian dollar during the past three fiscal years, which impacted our translation of total revenue and costs to US dollars by a decrease of approximately 0.4% during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 and an increase of 2.2% during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities for the fiscal year ended March 31, 2013 was $20.6 million, an increase of $1.5 million compared to $19.1 million in the fiscal year ended March 31, 2012. This increase in net cash provided was primarily due to lower deferred drydock costs paid in the fiscal year ended March 31, 2013. Net cash provided by operating activities for the fiscal year ended March 31, 2012 was $19.1 million, an increase of $7.9 million compared to $11.2 million in the fiscal year ended March 31, 2011. This increase in net cash provided was primarily due to higher cash earnings, offset in part by substantially higher deferred drydock costs paid in the fiscal year ended March 31, 2012.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during the fiscal years ended March 31, 2013, 2012 or 2011. The timing of the end of the Company's fiscal year in relation to the sailing season allows most of a sailing season's receivables to be collected prior to the end of the Company's fiscal year. In addition, the earlier start of a sailing season prior to April 1, can increase the amount of accounts receivable and accounts payable in the Company's balance sheet at the end of our fiscal year.
Net cash used in investing activities decreased by $12.8 million to net cash used of $39.1 million during the fiscal year ended March 31, 2013 from net cash used of $51.9 million during the fiscal year ended March 31, 2012. This decrease was due primarily to the costs of upgrading acquired vessels being lower than the costs to acquire such vessels in the fiscal year ended March 31, 2012. Net cash used in investing activities decreased by $13.5 million to net cash used of $51.9 million during the fiscal year ended March 31, 2012 from net cash used of $65.4 million during the fiscal year ended March 31, 2011. This decrease was due primarily to the purchase of three vessels during the fiscal year ended March 31, 2012 at a lower combined acquisition cost than the vessels acquired in the fiscal year ended March 31, 2011, offset by higher capital spending primarily attributable to upgrades to the vessels we acquired in the fiscal year ended March 31, 2012.
Net cash provided in financing activities decreased $19.9 million to $14.0 million provided during the fiscal year ended March 31, 2013 compared to $33.9 million provided in the fiscal year ended March 31, 2012. Net cash provided in financing activities decreased $22.7 million to $33.9 million provided during the fiscal year ended March 31, 2012 compared to $56.6 million provided in the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2013, the Company received debt proceeds of $15.3 million, revolver debt proceeds of $6.0 million, and made principal payments on its term debt of $4.6 million. During the fiscal year ended March 31, 2012, the Company received debt proceeds of $29.1 million, received proceeds from newly-issued shares of common stock of $15.5 million and made principal payments on its term debt of $5.8 million. During the fiscal year ended March 31, 2011, the Company received debt proceeds of $54.1 million, issued shares under the asset purchase agreement with a value of $6.8 million and made principal payments on its term debt of $4.1 million.

During the fiscal year ended March 31, 2013, long-term debt, including the current portion, increased $9.8 million to $143.4 million from $133.6 million in the fiscal year ended March 31, 2012, including $15.3 million of new loans offset by $4.6 million in scheduled principal payments, as well as a $0.9 million decrease due to the weaker Canadian dollar. During the fiscal year ended March 31, 2012, long-term debt, including the current portion, increased $21.4 million to $133.6 million from $112.2 million in the fiscal year ended March 31, 2011, including $29.1 million of new loans offset by $5.8 million in scheduled principal payments, as well as a $1.9 million decrease due to the weaker Canadian dollar. In addition, the Company received a seller note and deferred payment liabilities valued at $4.4 million in connection with the acquisition of two vessels in the fiscal year ended March 31, 2011. The Company paid $431 and $1.9 million towards the seller's note and deferred payment liabilities during the fiscal years ended March 31, 2013 and 2012, respectively.
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
On August 30, 2012, Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Holdings and Rand, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) which (i) amends and restates the amended and restated credit agreement to which the borrowers were a party, dated as of September 28, 2011 (as the same had been amended from time to time, the “2011 Credit Agreement”), in its entirety, (ii) continues the tranches of loans provided for under the 2011 Credit Agreement, (iii) refinances the indebtedness of Black Creek under its existing credit facility and adds Black Creek as a U.S. Borrower, (iv) provides for certain new loans and (v) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes.
The Third Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $13.5 million with a seasonal overadvance facility of CDN $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4 million, subject to limitations, (ii) a revolving credit facility including letters of credit under which Lower Lakes Transportation may borrow up to US $13.5 million with a seasonal overadvance facility of US $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing and a swing line facility of US $0.1 million, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes is obligated to the lenders in the amount of CDN $53.0 million as of the date of the Third Amended and Restated Credit Agreement (“CDN Term Loan”), (iv) the modification and continuation of a US dollar denominated term loan facility under which Grand River is obligated to the lenders in the amount of $64.1 million as of the date of the Third Amended and Restated Credit Agreement (“Grand River Term Loan”) and (v) a US dollar denominated term loan facility under which Black Creek is obligated to lenders in the amount of $28.9 million as of the date of the Third Amended and Restated Credit Agreement (“Black Creek Term Loan”).
Under the Third Amended and Restated Credit Agreement, total scheduled term loan principal payments paid on a quarterly basis will be approximately $3.6 million per year (2.5% of the total term debt at inception) in the fiscal year ending March 31, 2014, approximately $5.4 million in the fiscal year ending March 31, 2015, approximately $7.3 million in the fiscal year ending March 31, 2016 and the remaining balance to be repaid in the fiscal year ending March 31, 2017. subject to customary excess cash flow and collateral coverage conditions. Under the prior credit agreements, the Company was obligated to pay approximately $9.2 million per year in scheduled principal payments.
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
On March 29, 2013, Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a First Amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement. The First Amendment modified the Credit Agreement's Minimum Fixed Charge Coverage Ratio, Minimum EBITDA, Maximum Senior Funded Debt to EBITDA Ratio and Maximum Capital Expenditures covenants and the definitions of EBITDA and Fixed Charge Coverage Ratio.
As of March 31, 2013, the Company was in compliance with covenants under the Third Amended and Restated Credit Agreement, as amended.
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
Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at March 31, 2013 was $13.5 million, compared to $10.3 million and $7.5 million at March 31, 2012 and 2011, respectively. As of March 31, 2013 and March 31, 2012, the effective rate of preferred dividends was 12.0%. As of March 31, 2011, the effective rate of preferred dividends was 11.75%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company's Third Amended and Restated Credit Agreement. In addition, the Company has made the decision to make its investments in its vessels before applying cash to pay preferred stock dividends. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $40.1 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2013, including $7.5 million relating to carryover from the 2012 winter season, compared to $26.1 million, including a carryover of $2.3 million, from the 2011 winter season, in the fiscal year ended March 31, 2012 and $29.3 million, including a carryover of $304 from the 2010 winter season, in the fiscal year ended March 31, 2011.
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
On September 21, 2011, Lower Lakes Towing and Grand River entered into an Asset Purchase Agreement with USUOS pursuant to which Lower Lakes Towing agreed to purchase a bulk carrier from USUOS for a purchase price of $5.3 million plus the value of the remaining bunkers and unused lubricating oils onboard such bulk carrier at the closing of the acquisition. We completed the acquisition of such bulk carrier on October 14, 2011. We used a portion of the net proceeds from the equity offering described above under “Liquidity and Capital Resources” to fund deferred drydock costs and improvements to such bulk carrier.
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

Contractual Commitments
The following table summarizes the Company's contractual obligations for the next five years and thereafter as of March 31, 2013.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$143,390	$3,630	$12,705	$127,055	$—
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	2,256	463	678	444	671
Purchase Obligations	731	731	—	—	—
Bareboat Charter Agreement	4,560	760	1,520	1,520	760
Total	$150,937	$5,584	$14,903	$129,019	$1,431

Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At March 31, 2013, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $52.3 million of term borrowings and CDN $2.9 million of revolving borrowings in Canada. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
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
In December 2012, the Company entered into two interest rate cap contracts through December 1, 2015 covering 50% of its outstanding term debt at a cap of three month Libor at 2.5% on 50% of its US Term Debt borrowings and three month BA rates at 3.0% on 50% of its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment.
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
When we purchase a vessel and assume or renegotiate contracts of affreightment associated with the vessel, we must take the following steps before the vessel will be ready to commence operations:

•	obtain the customer's consent to us as the new owner if applicable; arrange for a new crew for the vessel;

•	replace all hired equipment on board, such as gas cylinders and communication equipment;

•	negotiate and enter into new insurance contracts for the vessel through our own insurance brokers; and

•	implement a new planned maintenance program for the vessel.

The following discussion is intended to provide an understanding of how acquisitions of vessels affect our business and results of operations.
Our business is comprised of the following main elements:

•	employment and operation of our drybulk vessels;

•	scheduling our vessels to satisfy customer's contracts of affreightment; and

•	management of the financial, general and administrative elements involved in the conduct of our business and ownership of our drybulk vessels.

The employment and operation of our vessels requires the following main components:

•	vessel maintenance and repair;

•	crew selection and training;

•	vessel spares and stores supply;

•	planning and undergoing drydocking, special surveys and other major repairs;

•	organizing and undergoing regular classification society surveys;

•	contingency response planning;

•	onboard safety procedures auditing;

•	accounting;

•	vessel insurance arrangement;

•	vessel scheduling;

•	vessel security training and security response plans (ISPS);

•	obtain ISM certification and audit for each vessel within six months of taking over a vessel;

•	vessel hire management;

•	vessel surveying; and

•	vessel performance monitoring.

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

Critical accounting policies
Rand's significant accounting policies are presented in Note 2 to its audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this annual report on Form 10-K. While all accounting policies affect the financial statements, certain policies may be viewed as critical.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2013.
Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”)2011-08 Intangibles-Goodwill and Other (Topic 350) -Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company's two reporting units, which are the Company's Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2012, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2013.
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

Jurisdiction	Open Tax Years
Federal (USA)	2009 - 2012
Various states	2009 - 2012
Federal (Canada)	2008 - 2012
Ontario	2008 - 2012
Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Pronouncements
Presentation of comprehensive income

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted this guidance as of April 1, 2012 and such adoption had no impact on the Company's consolidated financial statements.

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
Technical Amendments and Corrections to SEC Sections

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” ("ASU 2012-03"). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. Excluding the interest rate cap agreements discussed below, as of March 31, 2013, approximately $143.4 million of our long-term debt bore interest at interest rates ranging from 5.04% to 6.04%. Based on our total outstanding floating rate debt as of March 31, 2013 and subject to the interest rate cap agreements discussed below, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.9 million annually on the Company's US Term Debt borrowings and approximately $0.5 million annually on the Company's Canadian Term Debt borrowings.
As of March 31, 2013, the Company had two outstanding interest rate cap agreements covering 50% of its outstanding term debt at a cap of three month Libor at 2.5% on 50% of its US Term Debt borrowings and three month BA rates at 3.0% on 50% of its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment. As of March 31, 2013, we were paying a weighted average fixed rate of 5.4% (including applicable margins). The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.
Fuel Price Risk

We partially mitigate our direct fuel price risk through fuel price escalation clauses, which are included in substantially all of Lower Lakes' contracts of affreightment and which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. We also believe that fuel is a significant element of the economic model of our vendors on the Great Lakes, with increases passed through to us in the form of higher costs for external shifting and towing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data of Rand Logistics, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
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
Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2013 based on the criteria set forth in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and its report is included herein.

ITEM 9B. OTHER INFORMATION
None.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information, as of June 10, 2013, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	479,785	$5.66	662,659
Equity compensation plans not approved by security holders	—	—	—
Total	479,785	$5.66	662,659

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)
2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)
2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (6)
3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (7)
3.3	Second Amended and Restated By-laws. (8)
4.1	Specimen Common Stock Certificate. (5)
10.1	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (9)
10.2	Employment Agreement, dated October 8, 2009, by and between Scott Bravener and Lower Lakes Towing Ltd. (10)
10.3	Form of Restricted Share Award Agreement by and between Rand Logistics, Inc. and Scott Bravener. (10)
10.4
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2011, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (11)

10.5	Agreement of Purchase and Sale, dated July 8, 2011, between Marcon International, Inc. and Rand Logistics, Inc. (12)
10.6
Second Amended and Restated Credit Agreement, dated September 28, 2011, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company and Grand River Navigation Company, Inc., as borrowers, Rand LL Holdings Corp., Rand Finance Corp. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (13)

10.7	Asset Purchase Agreement by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011. (14)
10.8	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011. (14)

10.9	Asset Purchase Agreement by and between Grand River Navigation Company, Inc. and U.S. United Ocean Service, LLC, dated September 21, 2011. (14)
10.10	Asset Purchase Agreement, dated December 1, 2011, by and between Grand River Navigation Company, Inc. and U.S. Bank National Association. (15)
10.11
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 1, 2011, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (15)

10.12
Third Amended and Restated Loan Agreement, dated August 30, 2012, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (16)

10.13
First Amendment to Third Amended and Restated Credit Agreement, dated March 29, 2013, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders. (17)

21	Subsidiaries of Rand. (18)
23	Consent of Grant Thornton LLP, independent registered public accounting firm. (18)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on September 21, 2012, filed with the Securities and Exchange Commission on July 27, 2012.
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.

(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2011.
(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2011.
(14)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2011.
(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2011.
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2012.
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2013.
(18)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.
By:	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman

Date: June 11, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence S. Levy	Executive Chairman	June 11, 2013
Laurence S. Levy	(Principal Executive Officer)

/s/ Edward Levy	President	June 11, 2013
Edward Levy
/s/ Joseph W. McHugh, Jr.	Vice President	June 11, 2013
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Scott Bravener	Director	June 11, 2013
Scott Bravener
/s/ H. Cabot Lodge, III	Director	June 11, 2013
H. Cabot Lodge, III
/s/ Jonathan Brodie	Director	June 11, 2013
Jonathan Brodie
/s/ Michael D. Lundin	Director	June 11, 2013
Michael D. Lundin
/s/ John Binion	Director	June 11, 2013
John Binion

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2013 expressed an unqualified opinion.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 11, 2013	Chartered Accountants
Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the internal control over financial reporting of Rand Logistics, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2013, and our report dated June 11, 2013 expressed an unqualified opinion on those financial statements.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 11, 2013	Chartered Accountants
Licensed Public Accountants

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31, 2013	March 31, 2012
ASSETS
CURRENT
Cash and cash equivalents	$848	$5,563
Accounts receivable, net (Note 4)	5,486	5,343
Income tax receivable	113	—
Loan to employee	250	—
Prepaid expenses and other current assets (Notes 5 and 8)	7,842	6,510
Deferred income taxes (Note 6)	262	284
Total current assets	14,801	17,700
PROPERTY AND EQUIPMENT, NET (Note 7)	219,084	200,862
LOAN TO EMPLOYEE	—	250
OTHER ASSETS (Note 8)	1,050	1,528
DEFERRED INCOME TAXES (Note 6)	2,203	1,318
DEFERRED DRYDOCK COSTS, NET (Note 9)	10,895	9,879
INTANGIBLE ASSETS, NET (Note 10)	12,612	16,101
GOODWILL (Note 10)	10,193	10,193
Total assets	$270,838	$257,831
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$5,997	$—
Accounts payable	21,697	19,301
Accrued liabilities (Note 13)	21,316	18,175
Interest rate swap contracts (Note 21)	—	1,088
Income taxes payable	—	76
Deferred income taxes (Note 6)	173	418
Current portion of deferred payment liability (Note 11)	431	431
Current portion of long-term debt (Note 14)	3,630	9,686
Total current liabilities	53,244	49,175
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,631	2,063
LONG-TERM DEBT (Note 14)	139,760	123,915
OTHER LIABILITIES	253	242
DEFERRED INCOME TAXES (Note 6)	3,532	3,091
Total liabilities	198,420	178,486
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,860,266 shares (Note 17)	1	1
Additional paid-in capital	89,077	87,853
Accumulated deficit	(32,341)	(25,349)
Accumulated other comprehensive income	781	1,940
Total stockholders’ equity	72,418	79,345
Total liabilities and stockholders’ equity	$270,838	$257,831

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations
U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
REVENUE
Freight and related revenue	$117,797	$107,618	$90,433
Fuel and other surcharges	37,404	38,886	20,471
Outside voyage charter revenue	1,437	1,321	7,074
TOTAL REVENUE	156,638	147,825	117,978
EXPENSES
Outside voyage charter fees (Note 18)	1,447	1,312	7,052
Vessel operating expenses	104,896	97,274	77,177
Repairs and maintenance	8,350	7,179	5,456
General and administrative	13,477	11,024	9,892
Depreciation	15,373	11,581	7,684
Amortization of drydock costs	3,497	3,048	2,779
Amortization of intangibles	1,310	1,319	1,192
Loss (gain) on foreign exchange	186	(159)	(18)
	148,536	132,578	111,214
OPERATING INCOME	8,102	15,247	6,764
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	10,171	9,327	5,737
Interest income	(9)	(6)	(43)
Loss from a loss contingency on guaranty	—	—	1,280
Gain on interest rate swap contracts (Note 21)	(1,087)	(771)	(465)
Loss on extinguishment of debt (Note 14)	3,339	—	—
	12,414	8,550	6,509
(LOSS) INCOME BEFORE INCOME TAXES	(4,312)	6,697	255
(RECOVERY) PROVISION FOR INCOME TAXES (Note 6)
Current	(134)	208	(14)
Deferred	(359)	(1,634)	154
	(493)	(1,426)	140
NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(3,819)	8,123	115
PREFERRED STOCK DIVIDENDS	3,173	2,806	2,360
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,992)	$5,317	$(2,245)
Net (loss) income per share basic and diluted (Note 22)	$(0.39)	$0.33	$(0.16)
Weighted average shares basic and diluted	17,740,372	16,336,930	13,632,961

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive (Loss) Income
U.S. Dollars 000’s except for Shares and Per Share data)

(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	(3,819)	8,123	115
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,159)	(651)	1,499
COMPREHENSIVE (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	(4,978)	7,472	1,614

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2010	13,404,649	$1	300,000	$14,900	$63,906	$(28,421)	$1,092	$51,478
Net income	—	—	—	—	—	115	—	115
Preferred stock dividends	—	—	—	—	—	(2,360)	—	(2,360)
Stock issued in lieu of cash compensation	15,153	—	—	—	74	—	—	74
Stock issued under employees retirement plan	2,434	—	—	—	13	—	—	13
Stock issued under asset purchase agreement	1,305,963	—	—	—	6,758	—	—	6,758
Restricted stock issued (Note 17)	37,133	—	—	—	197	—	—	197
Unrestricted stock issued (Note 17)	14,007	—	—	—	76	—	—	76
Stock options issued (Note 17)	—	—	—	—	479	—	—	479
Translation adjustment	—	—	—	—	—	—	1,499	1,499
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$58,329
Net income	—	—	—	—	—	8,123	—	8,123
Preferred stock dividends	—	—	—	—	—	(2,806)	—	(2,806)
Restricted stock issued (Note 17)	86,217	—	—	—	685	—	—	685
Unrestricted stock issued (Note 17)	10,722	—	—	—	75	—	—	75
Stock options issued (Note 17)	—	—	—	—	65	—	—	65
Stock issued (Note 17)	2,800,000	—	—	—	15,525	—	—	15,525
Translation adjustment	—	—	—	—	—	—	(651)	(651)
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$79,345
Net loss	—	—	—	—	—	(3,819)	—	(3,819)
Preferred stock dividends	—	—	—	—	—	(3,173)	—	(3,173)
Stock issued in lieu of cash compensation(Note 17)	94,993	—	—	—	559	—	—	559
Restricted stock issued (Note 17)	78,141	—	—	—	590	—	—	590
Unrestricted stock issued (Note 17)	10,854	—	—	—	75	—	—	75
Translation adjustment	—	—	—	—	—	—	(1,159)	(1,159)
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,819)	$8,123	$115
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	18,870	14,629	10,463
Amortization of intangibles and deferred financing costs	2,124	2,337	1,745
Deferred income taxes	(359)	(1,634)	154
Gain on interest rate swap contracts	(1,087)	(771)	(465)
Loss from a loss contingency on guarantee	—	—	1,280
Loss on extinguishment of debt	3,339	—	—
Equity compensation granted	1,224	825	839
Deferred drydock costs paid	(3,782)	(6,166)	(1,118)
Changes in operating assets and liabilities:
Accounts receivable	(143)	1,648	(3,069)
Prepaid expenses and other current assets	(1,332)	(3,536)	(874)
Accounts payable and accrued liabilities	5,258	4,699	2,103
Other assets and liabilities	489	(1,162)	178
Income taxes payable (net)	(189)	125	(156)
	20,593	19,117	11,195
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,091)	(22,918)	(18,471)
Purchase of vessels	—	(28,936)	(46,930)
	(39,091)	(51,854)	(65,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued under asset purchase agreement	—	—	6,758
Proceeds from subordinate note	—	—	1,482
Deferred payment liability obligation	(431)	(395)	2,889
Proceeds from equity offering	—	15,525	—
Proceeds from long-term debt	15,298	29,121	49,753
Repayment of subordinated note	—	(1,482)	—
Long-term debt repayment	(4,614)	(5,836)	(4,061)
Debt financing cost	(2,207)	(3,594)	(492)
Proceeds from bank indebtedness	24,270	27,052	13,797
Repayment of bank indebtedness	(18,275)	(26,452)	(13,501)
	14,041	33,939	56,625
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(258)	(147)	1,146
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,715)	1,055	3,565
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,563	4,508	943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$848	$5,563	$4,508
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$10,010	$8,249	$4,856
Unpaid purchases of property and equipment	$4,931	$8,620	$12,005
Unpaid purchases of deferred drydock cost	$2,196	$1,321	$951
Payment of income taxes	$34	$60	$286
Capitalized interest	$538	$172	$201

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

1.     DESCRIPTION OF BUSINESS

Rand Logistics, Inc. (the “Company”) is a shipping company that, through its operating subsidiaries, is engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business. On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes”) from the shareholders of Lower Lakes, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes were amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company, Inc. (“Grand River”) and Lower Lakes Transportation Company (“Lower Lakes Transportation”) owned by Lower Lakes at the time of the amalgamation were transferred to the Company's wholly-owned subsidiary, Rand LL Holdings Corp. (“Rand LL Holdings”). Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

On February 4, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), an indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), a wholly-owned subsidiary of the Company and the parent corporation of Black Creek, were incorporated to acquire certain assets discussed in Note 11.

On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes was incorporated under the laws of Canada. This subsidiary provides ship repair services exclusively for the Company.

2.	SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings and Black Creek Holdings, 100% subsidiaries of the Company, the accounts of Lower Lakes, Lower Lakes Transportation and Grand River, each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek, which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair, which is a wholly-owned subsidiary of Lower Lakes. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which was adopted March 31, 2012, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2013, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the twelve month period ended March 31, 2013.

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

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401(k) plans in the United States.     Contributions are expensed as operating expenses when incurred. The Company made contributions of $1,533 in 2013, $1,389 in 2012 and $1,373 in 2011.

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Financial instruments

The Company accounted for its two interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of such swap contracts were recorded in earnings and the fair value of settlement costs to terminate the contracts are included in current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are disclosed in Note 21.

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
Technical Amendments and Corrections to SEC Sections

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” ("ASU 2012-03"). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $49 as of March 31, 2013 and $Nil as of March 31, 2012. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2013	March 31, 2012
Prepaid insurance	$334	$289
Fuel and lubricants	5,063	4,512
Deposits and other prepaids	2,445	1,709
	$7,842	$6,510

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

Income before income taxes was derived from the following sources:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
United States	$(4,515)	$5,357	$717
Foreign	203	1,340	(462)
	$(4,312)	$6,697	$255

The components of the provision for income taxes are as follows:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
Current:
Federal	$(21)	$41	$33
State and local	(113)	167	22
Foreign	—	—	(69)
Deferred:
Federal	(947)	(1,950)	—
State and local	84	(67)	225
Foreign	504	383	(71)
	$(493)	$(1,426)	$140

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income before provision for income taxes as follows:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State and foreign income taxes	(0.1)%	(1.0)%	109.6%
Imputed interest income	(11.5)%	8.7%	217.4%
Federal valuation allowance	—%	(63.9)%	(299.1)%
Foreign permanent items/other	(5.3)%	0.9%	(7.0)%
Foreign statutory rate change	(5.7)%	—%	—%
Effective income tax rate	11.4%	(21.3)%	54.9%

The primary reason the effective income tax rate for fiscal 2013 was lower than the statutory U.S. federal tax rate was due to imputed interest income and the increase in the foreign statutory tax rate.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2013	March 31, 2012
Assets:
Accrued liabilities not yet deductible for tax	$273	$299
Other	13	1
	286	300
Valuation allowance	(1)	(2)
Total current deferred tax assets	285	298
Liability:
Deferred foreign exchange gain	(196)	(275)
Other	—	(157)
Total current deferred tax liabilities	(196)	(432)
Net current deferred tax assets (liabilities)	$89	$(134)

The Company has net current deferred tax assets of $262 ($284 as of March 31, 2012) in United States Federal and state jurisdictions and net current deferred tax liabilities of $173 ($418 as of March 31, 2012) in Canadian jurisdictions.

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2013	March 31, 2012
Long-term deferred tax assets
Operating loss carry forwards	$18,623	$13,526
Interest rate swap	—	334
Other	918	546
	19,541	14,406
Valuation allowance	(53)	(49)
Net long-term deferred tax assets	$19,488	$14,357
Long-term deferred tax liabilities
Separately identifiable intangibles	$(1,150)	$(1,698)
Depreciation and dry dock expenses	(19,411)	(14,142)
Other	(256)	(290)
Total long-term deferred tax liabilities	$(20,817)	$(16,130)
Net long-term deferred tax liabilities	$(1,329)	$(1,773)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The Company has net long term deferred tax assets of $2,203 ($1,318 as of March 31, 2012) in United States Federal and state jurisdictions and net long term deferred tax liabilities of $3,532 ($3,091 as of March 31, 2012) in Canadian jurisdictions.

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

The Company determined at both March 31, 2013 and March 31, 2012 that it was more likely than not that its deferred income tax assets will be realized based on a net deferred tax liability position and the expected timing of the reversal of the Company's deferred tax liabilities.

The Company determined that it was more likely than not that the Canadian deferred income tax assets on Lower Lakes will be realized based on performance of the entity and the expected timing of the reversal of deferred tax liabilities. However, the Company determined that it was unknown whether the deferred income tax assets on Lower Lakes Ship Repair would be realized based on such entity's first year of operation and startup-type expenses. As such, a full valuation allowance was recorded against Lower Lakes Ship Repair's deferred tax assets.

The valuation allowance against the U.S. Federal and state deferred tax assets increased by $4 for the year ended March 31, 2013, decreased by $37 for the year ended March 31, 2012 and increased by $7 for the year ended March 31, 2011.

At March 31, 2013, the Company had unused U.S. federal net operating loss carry-forwards totaling $36,956 that expire between fiscal 2020 and 2033, of which an immaterial amount is subject to Internal Revenue Code section 382 annual limitations. At March 31, 2013, the Company also had unused Canadian net operating loss carry-forwards totaling CAD$20,945 that expire between fiscal 2025 and 2033.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2013	March 31, 2012
Cost
Vessels	$264,685	$238,830
Leasehold improvements	3,779	3,847
Furniture and equipment	494	335
Vehicles	21	21
Computer, communication equipment and purchased software	2,912	2,878
	$271,891	$245,911
Accumulated depreciation
Vessels	$49,404	$42,426
Leasehold improvements	1,496	1,034
Furniture and equipment	200	162
Vehicles	13	12
Computer, communication equipment and purchased software	1,694	1,415
	52,807	45,049
	$219,084	$200,862

Depreciable assets as at March 31, 2012 included $21,927 related to an acquired vessel. Depreciation on this asset commenced when the vessel sailed in October 2012.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	March 31, 2013	March 31, 2012
Customer contract costs	$1,156	$1,504
Prepaid expenses and other assets	7,736	6,534
Total	$8,892	$8,038

Current portion	7,842	6,510

Other long term assets	$1,050	$1,528

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	March 31, 2013	March 31, 2012
Drydock expenditures	$19,477	$22,573
Accumulated amortization	(8,582)	(12,694)
	$10,895	$9,879

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2011	$6,523
Drydock costs accrued	6,535
Amortization of drydock costs	(3,048)
Foreign currency translation adjustment	(131)
Balance as of March 31, 2012	$9,879
Drydock costs accrued	4,656
Amortization of drydock costs	(3,497)
Foreign currency translation adjustment	(143)
Balance as of March 31, 2013	$10,895

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	March 31, 2013	March 31, 2012
Intangible assets:
Deferred financing costs	$2,120	$6,336
Trademarks and trade names	1,010	1,023
Customer relationships and contracts	17,926	18,165
Total identifiable intangibles	$21,056	$25,524
Accumulated amortization:
Deferred financing costs	$309	$2,487
Trademarks and trade names	715	622
Customer relationships and contracts	7,420	6,314
Total accumulated amortization	8,444	9,423
Net intangible assets	$12,612	$16,101
Goodwill	$10,193	$10,193

As discussed in Note 14, as a result of execution of the Third Amended and Restated Credit Agreement, the Company recognized a loss on extinguishment of debt of $3,339 during the year ended March 31, 2013, which included unamortized deferred financing costs in connection with previously existing financing arrangements. The Company recorded $2,120 of new third party deferred financing costs related to the Third Amended and Restated Credit Agreement.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

March 31, 2014	$1,839
March 31, 2015	1,839
March 31, 2016	1,832
March 31, 2017	1,376
March 31, 2018	1,195
$8,081

11.	VESSEL ACQUISITIONS

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
The acquisition of the Vessels was financed in part by the Black Creek credit agreement described in Note 14 and the issuance of the Shares.
On July 21, 2011, Lower Lakes completed the acquisition of the MARITIME TRADER (the "Trader"), a Canadian-flagged dry bulk carrier, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the Trader.  Pursuant to the terms of such asset purchase agreement, Lower Lakes’ acquisition of the Trader was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes purchased the Trader for an aggregate purchase price of CDN $2,667 with borrowings under the Canadian term loan. Following its acquisition, the Trader was renamed the MANITOBA.
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

As discussed in detail in Note 14, on August 30, 2012, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with General Electric Capital Corporation, as agent and lender, and certain other lenders, which amends and restates the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) entered on September 28, 2011, as the same was amended from time to time. Also on March 29, 2013, the Company entered into a First Amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement also discussed in Note 14.

As of March 31, 2013 and March 31, 2012, the Company had authorized operating lines of credit under the Third Amended and Restated Credit Agreement and the Second Amended Restated Credit Agreement, respectively, in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $2,925 as of March 31, 2013 and $Nil as of March 31, 2012 and US $3,118 as of March 31, 2013 and $Nil as of March 31, 2012, and maintained letters of credit of CDN $100 as of March 31, 2013 and CDN $500 as of March 31, 2012.

The Third Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.75% or Canadian 30 day BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings, compared to a Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings and a U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings as of March 31, 2012 under the Second Amended and Restated Credit Agreement, and is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% for per customer in each line and certain other standard limitations. As of March 31, 2013, the Company had credit availability of US $7,892 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2013	March 31, 2012
Deferred financing and other transaction costs	$26	$105
Payroll compensation and benefits	1,926	1,015
Preferred stock dividends	13,456	10,283
Professional fees	385	650
Interest	754	926
Winter work, deferred drydock expenditures and capital expenditures	2,438	1,859
Capital and franchise taxes	113	252
Other	2,218	3,085
	$21,316	$18,175

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		March 31, 2013	March 31, 2012
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
		$51,493	$55,386

b)	The Canadian engine term loan bore interest at Canadian Prime rate plus 4.0% at March 31, 2012 or Canadian BA rate plus 5.0% at March 31, 2012 at the Company’s option, until it was repaid at the closing of the Third Amended and Restated Credit Agreement. The Canadian Engine term loan was repayable until April 1, 2015 with quarterly payments of CDN $133 until March 1, 2015 and the balance due April 1, 2015. The Canadian Engine term loan was collateralized by the existing and newly acquired assets of Lower Lakes, Grand River and Lower Lakes Transportation.	—	6,015

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
		63,325	42,233

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
		28,572	29,967
		$143,390	$133,601
	Less amounts due within 12 months	3,630	9,686
		$139,760	$123,915

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

The effective interest rates on the term loans at March 31, 2013, including the effect from interest rate swap contracts, were 6.03% (6.91% at March 31, 2012) on the Canadian term loan, Nil (6.28% at March 31, 2012) on the Canadian engine loan, and 5.88% (6.22% at March 31, 2012) on the Grand River US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 6.04% (5.78% at March 31, 2012) on the Canadian term loan, Nil (6.28% at March 31, 2012) on the Canadian engine loan, 5.04% (4.98% at March 31, 2012) on the Grand River US term loan, and 5.04% (5.31% at March 31, 2012) on the Black Creek US term loan.

Principal payments are due as follows:

Twelve month period ending:

March 31, 2014	$3,630
March 31, 2015	5,445
March 31, 2016	7,260
March 31, 2017	127,055
$143,390

On August 30, 2012, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into the Third Amended and Restated Credit Agreement which (i) amends and restates the Second Amended and Restated Credit Agreement in its entirety, (ii) continues the tranches of loans provided for under the Second Amended and Restated Credit Agreement, (iii) refinances the indebtedness of Black Creek under its existing credit facility and adds Black Creek as a U.S. Borrower, (iv) provides for certain new loans and (v) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Third Amended and Restated Credit Agreement provides for (i) a revolving credit facility including letters of credit under which Lower Lakes may borrow up to CDN $13,500 with a seasonal overadvance facility of US $12,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $13,500 with a seasonal overadvance facility of US $12,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes and a swing line facility of US $50, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes is obligated to the Lenders in the amount of CDN $52,979 as of the date of the Third Amended and Restated Credit Agreement (“CDN Term Loan”), (iv) the modification and continuation of a US dollar denominated term loan facility under which Grand River is obligated to the Lenders in the amount of $64,127 as of the date of the Third Amended and Restated Credit Agreement (“Grand River Term Loan”) and (v) a US dollar denominated term loan facility under which Black Creek is obligated to Lenders in the amount of $28,934 as of the date of the Third Amended and Restated Credit Agreement (“Black Creek Term Loan”).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Under the Third Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on August 1, 2016. The outstanding principal amount of the CDN Term Loan borrowings is repayable as follows: (i) quarterly payments of CDN $331 commencing December 1, 2012 and ending September 2014, (ii) quarterly payments of CDN $662 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan's maturity on August 1, 2016. The outstanding principal amount of the Grand River Term Loan borrowings is repayable as follows: (i) quarterly payments of US $401 commencing December 1, 2012 and ending on September 1, 2014, (ii) quarterly payments of US $802 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Grand River Term Loan upon the Grand River Term Loan's maturity on August 1, 2016. The outstanding principal amount of the Black Creek Term Loan borrowings is repayable as follows: (i) quarterly payments of US $181 commencing quarterly December 1, 2012 and ending September 1, 2014, (ii) quarterly payments of US $362 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Black Creek Term Loan upon the Black Creek Term Loan's maturity on August 1, 2016.

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the CDN Term Loan bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum. Borrowings under the US revolving credit facility, US swing line facility and the Grand River Term Loan and Black Creek Term Loan bear interest, at the borrowers' option equal to (i) LIBOR (as defined in the Third amended and Restated Credit Agreement) plus 4.75% per annum, or (ii) the US Base Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum. Obligations under the Third Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek; (iii) a pledge by Black Creek Holdings of most of the outstanding capital stock of Black Creek; and (iv) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each borrower under the Third Amended and Restated Credit Agreement is unconditionally guaranteed by each other borrower and by the guarantors, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor.

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

As a result of the execution of the Third Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $3,339 during the fiscal year ended March 31, 2013, which is comprised of the unamortized deferred financing costs in connection with previously existing financing arrangements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

On March 29, 2013, The Company entered into a First Amendment to the Third Amended and Restated Credit Agreement that modified the Credit Agreement's Minimum Fixed Charge Coverage Ratio, Minimum EBITDA, Maximum Senior Funded Debt to EBITDA Ratio and Maximum Capital Expenditures covenants and the definitions of EBITDA and Fixed Charge Coverage Ratio. As of March 31, 2013, the Company was in compliance with covenants contained in The Third Amended and Restated Credit Agreement as amended.

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
The Second Amended and Restated Credit Agreement continued the tranches of loans provided under the Amended and Restated Credit Agreement, and provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.  The Second Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes was able to borrow up to CDN $13,500 with a seasonal overadvance facility of US $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation was able to borrow up to US $13,500 with a seasonal over advance facility of US $10,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes and a swing line facility of US $4,000, subject to limitations, (iii) a Canadian dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $56,133 as of the date of the Second Amended and Restated Credit Agreement, (iv) the continuation of a US dollar denominated term loan facility under which Grand River was obligated to the lenders in the amount of US $17,233 as of the date of the Second Amended and Restated Credit Agreement, and (v) the continuation of a Canadian Dollar denominated “Engine” term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $6,267 as of the date of the Second Amended and Restated Credit Agreement.
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

The Company did not have any leases which met the criteria of a capital lease as of March 31, 2013. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011

Operating leases	$459	$358	$292
Operating sublease	155	151	145
	$614	$509	$437

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

March 31, 2014	$463
March 31, 2015	381
March 31, 2016	297
March 31, 2017	232
March 31, 2018	212
Thereafter	671
$2,256

The Company is party to a bareboat charter agreement for the McKee Sons barge which expires in December 2018.  The chartering cost included in vessel operating expenses was $759 for the twelve month period ended March 31, 2013 ($729 for the twelve month period ended March 31, 2012). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

March 31, 2014	$760
March 31, 2015	760
March 31, 2016	760
March 31, 2017	760
March 31, 2018	760
Thereafter	760
$4,560

As of March 31, 2013, Lower Lakes had signed contractual commitments with several suppliers totaling $731 ($7,143 as of March 31, 2012) in connection with capital expenditure and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2013 an accrual of $490 ($638 as of March 31, 2012) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at March 31, 2013 were $13,456 and at March 31, 2012 were $10,283. As of March 31, 2013, and as of March 31, 2012, the effective rate of preferred dividends was 12% (maximum). The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of such shares vest on March 31st of each of the five succeeding anniversaries beginning March 31, 2010. The Company recorded expense of $26 for each of the twelve month periods ended March 31, 2013 and March 31, 2012 related to such award. On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  Such shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $93 related to such awards for twelve month period ended March 31, 2013 and $111 for twelve month period ended March 31, 2012. Such shares vest over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013. On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $66 related to such awards for the each of the twelve month periods ended March 31, 2013 and March 31, 2012. The April 5, 2010 grants vest over three years in equal installments on each of such awards' anniversary dates in 2011, 2012 and 2013. On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense of $226 for the twelve month period ended March 31, 2013 and $676 for the twelve month period ended March 31, 2012 related to such awards, including cash compensation expense related to tax withholding. On April 11, 2012, the Company issued 45,754 shares to two key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $8.68. The Company recorded expense of $446 for the twelve month period ended March 31, 2013 related to such awards, including cash compensation related to tax withholding. The April 11, 2012 grants vest over three years in equal installments on each of such awards' anniversary dates in 2013, 2014 and 2015. On February 22, 2013, the Company issued 32,387 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.96. The Company recorded expense of $21 for the twelve month period ended March 31, 2013 related to such awards, including cash compensation related to tax withholding. The February 22, 2013 grants vest over two years in equal installments on each of such awards' anniversary dates in 2014 and 2015.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2013, a total of 662,659 shares (846,647 shares at March 31, 2012) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through March 31, 2013 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2013 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at March 31, 2013, had a remaining weighted average contractual life of approximately five years.  The Company recorded compensation expenses of $Nil for the twelve month periods ended March 31, 2013 and March 31, 2012, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2013.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through March 31, 2013.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the twelve month periods ended March 31, 2013 and March 31, 2012.

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

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and US employees for a bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

Stock Options:	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	479,785	$5.66	479,785	$5.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—		—
Expired	—		—
Outstanding-end of year	479,785	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):	March 31, 2013	March 31, 2012

Weighted average grant date fair value of options granted during year	—	—
Compensation expense	—	65
Unrecognized compensation cost at March 31	—	—
Weighted average remaining life for unrecognized compensation	—	—

Restricted Stock:	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
	Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
Unvested beginning of the year	152,399	$6.42	112,056	4.42
Granted	45,754	8.68
Granted	32,387	5.96
Vested	(28,739)	7.94	86,217	7.94
Vested	(25,563)	4.34	(25,564)	4.34
Vested	(7,932)	3.17	(7,932)	3.17
Vested	(12,377)	5.32	(12,378)	5.32
Cancelled	—	—	—	—
Unvested - end of the year	155,929	$6.80	152,399	$6.42

Other data (In thousands):			March 31, 2013	March 31, 2012
Compensation expense			$489	$430
Unrecognized compensation cost March 31			702	664
Weighted average remaining life for unrecognized compensation			1.5 years	1.5 years

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011

Bank indebtedness	$839	$536	$274
Amortization of deferred financing costs	814	1,018	553
Long-term debt	7,719	6,409	3,594
Interest rate swaps	1,104	1,261	1,481
Interest rate caps	65	—	—
Subordinated note	—	83	12
Deferred payment liability	168	192	24
Interest capitalized	(538)	(172)	(201)
	$10,171	$9,327	$5,737

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011

Revenue by country:
Canada	$92,813	$79,381	$73,177
United States	63,825	68,444	44,801
	$156,638	$147,825	$117,978

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2013	March 31, 2012
Property and equipment by country:
Canada	$100,887	$103,640
United States	118,197	97,222
	$219,084	$200,862
Intangible assets by country:
Canada	$8,081	$10,954
United States	4,531	5,147
	$12,612	$16,101
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$134,230	$143,954
United States	136,608	113,877
	$270,838	$257,831

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and March 31, 2012:

		Fair value measurements at March 31, 2013			Fair value measurements at March 31, 2012
	Carrying value at March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Interest rate swap contracts liability	$—	$—	$—	$1,088	$—	$1,088

Interest rate swap contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if the contracts were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the twelve month period ended March 31, 2013.

The Company has recorded a liability of $0 as of March 31, 2013 ($1,088 as of March 31, 2012) for two interest rate swap contracts on the Company’s term debt. For the twelve month period ended March 31, 2013, the fair value adjustment of the interest rate swap contracts resulted in a gain of $1,087 (gain of $771 and $465 for the twelve month period ended March 31, 2012 and March 31, 2011 respectively). These gains are included in the Company’s earnings, and the fair value of settlement cost to terminate the contracts is included in current liabilities on the consolidated balance sheets for twelve month period ended March 31, 2012. The contract for these two interest rate swaps, expired on March 31, 2013.

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

The Company is exposed to interest rate risk due to its long-term debt agreement. Effective February 15, 2008, the Company entered into a CDN $49,700 interest rate swap derivative to pay interest at a fixed rate of approximately 4.09% on its CDN $49,700 term debt and receive 3-month BA variable rate interest payments quarterly through April 1, 2013.  The notional amount of the Canadian debt swap decreases with each scheduled principal payment, except that the hedged amount decreased an additional CDN $15,000 on December 1, 2009.  Additionally, effective February 15, 2008, the Company entered into a US $22,000 interest rate swap derivative to pay interest at a fixed rate of approximately 3.65% on its US $22,000 term debt and receive 3-month LIBOR variable rate interest payments quarterly through April 1, 2013.  The notional amount of the US debt swap decreased with each scheduled principal payment. The contract for these two interest rate swaps, expired on March 31, 2013.

In December 2012, the Company also entered into two interest rate cap contracts covering 50% of its outstanding term debt at a cap of three month Libor at 2.5% on its US Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment.

The following table sets forth the fair values of derivative instruments:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2013	Fair Value as at March 31, 2012
Interest rate swap contracts liability	Current liability	$—	$1,088

The Company has not designated these contracts for hedge accounting treatment and therefore changes in fair value of these contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Twelve months ended March 31, 2013	Twelve months ended March 31, 2012	Twelve months ended March 31, 2011
Interest rate swap contracts liability	Other (income) and expenses	$(1,087)	$(771)	$(465)

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

The Company had a total of 17,860,266 shares of common stock issued and outstanding as of March 31, 2013, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,265,284 shares for the twelve month period ended March 31, 2013 and 18,853,364 shares for the twelve month period ended March 31, 2012. Since the calculation for twelve months periods ended March 31, 2013 and March 31, 2012 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,740,372 and 16,336,930 respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Year ended March 31, 2013	Year ended March 31, 2012	Year ended March 31, 2011
Numerator:
Net income before preferred dividends	$(3,819)	$8,123	$115
Preferred stock dividends	(3,173)	(2,806)	(2,360)
Net income applicable to common stockholders	$(6,992)	$5,317	$(2,245)
Denominator:
Weighted average common shares for basic EPS	17,740,372	16,336,930	13,632,961
Effect of dilutive securities:
Average price during period	7.26	7.10	5.29
Long term incentive stock option plan	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	374,228	382,705	—
Dilutive shares due to options	105,557	97,080	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,740,372	16,336,930	13,632,961
Basic EPS	$(0.39)	$0.33	$(0.16)
Diluted EPS	$(0.39)	$0.33	$(0.16)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23. RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by the affiliates of our Executive Chairman and our President. Such related parties have agreed that they will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. The Company agreed to pay such affiliates $13 per month, such that total lease expense paid to such affiliates was $155 in the fiscal year ended March 31, 2013, $151 in the fiscal year ended March 31, 2012 and $145 in the fiscal year ended March 31, 2011.   The Company reimbursed such affiliates for certain out of pocket costs of $57 in 2013, $39 in 2012 and $193 for office expenses and a net lease deposit in connection with a new lease effective January 1, 2011. The consolidated statements of operations for the fiscal years ended March 31, 2013, 2012 and 2011 include $212, $190 and $150 respectively, related to such lease agreement.

24. ECONOMIC DEPENDENCE

The Company had one customer in the fiscal year ended March 31, 2013, one customer in the fiscal year ended March 31, 2012 and two customers in the fiscal year ended March 31, 2011, in excess of 10% of revenue. Customers in excess of 10% of revenues accounted for a total of 12% of net revenue in the fiscal year ended March 31, 2013, 14.1% of net revenue in the fiscal year March 31, 2012 and 24.6% of net revenue in the fiscal year March 31, 2011.

25. ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive income (loss) is reflected in the Consolidated Statement of Stockholder's equity and Other Comprehensive Income (Loss). The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive income (loss) consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive income (loss) and accumulated other comprehensive income are the effects of foreign currency translation adjustments loss of $1,158 in the fiscal year ended March 31, 2013 (loss of $651 in fiscal year ended March 31, 2012).