Form 10-Q
period 2013-09-30
Rand Logistics, Inc.
filed 2013-11-07
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

17,925,129 shares of Common Stock, par value $.0001, were outstanding at November 6, 2013.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30, 2013	March 31, 2013
ASSETS
CURRENT
Cash and cash equivalents	$3,040	$848
Accounts receivable, net (Note 4)	18,728	5,486
Income tax receivable	113	113
Loan to employee	250	250
Prepaid expenses and other current assets (Notes 5 and 8)	8,351	7,842
Deferred income taxes (Note 6)	262	262
Total current assets	30,744	14,801
PROPERTY AND EQUIPMENT, NET (Note 7)	210,228	219,084
OTHER ASSETS (Note 8)	913	1,050
DEFERRED INCOME TAXES (Note 6)	—	2,203
DEFERRED DRYDOCK COSTS, NET (Note 9)	10,476	10,895
INTANGIBLE ASSETS, NET (Note 10)	11,596	12,612
GOODWILL (Note 10)	10,193	10,193
Total assets	$274,150	$270,838
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$11,809	$5,997
Accounts payable	14,761	21,697
Accrued liabilities (Note 13)	20,988	21,316
Deferred income taxes (Note 6)	—	173
Current portion of deferred payment liability (Note 11)	431	431
Current portion of long-term debt (Note 14)	3,612	3,630
Total current liabilities	51,601	53,244
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,404	1,631
LONG-TERM DEBT (Note 14)	137,257	139,760
OTHER LIABILITIES	253	253
DEFERRED INCOME TAXES (Note 6)	9,511	3,532
Total liabilities	200,026	198,420
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,925,129 shares (Note 17)	1	1
Additional paid-in capital	89,431	89,077
Accumulated deficit	(30,281)	(32,341)
Accumulated other comprehensive income	73	781
Total stockholders’ equity	74,124	72,418
Total liabilities and stockholders’ equity	$274,150	$270,838

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012
REVENUE
Freight and related revenue	$42,955	$39,040	$82,560	$75,367
Fuel and other surcharges	7,586	11,107	16,382	23,582
Outside voyage charter revenue	—	424	—	1,234
TOTAL REVENUE	50,541	50,571	98,942	100,183
EXPENSES
Outside voyage charter fees (Note 18)	—	423	—	1,245
Vessel operating expenses	31,608	31,986	64,291	65,143
Repairs and maintenance	118	270	935	657
General and administrative	3,195	3,175	6,076	6,145
Depreciation	4,275	3,623	8,580	7,111
Amortization of drydock costs	829	873	1,667	1,752
Amortization of intangibles	319	328	641	654
(Gain) loss on foreign exchange	(3)	(18)	60	(14)
	40,341	40,660	82,250	82,693
OPERATING INCOME	10,200	9,911	16,692	17,490
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	2,345	2,236	4,734	4,940
Interest income	(1)	(2)	(3)	(6)
Gain on interest rate swap contracts (Note 21)	—	(272)	—	(542)
Loss on extinguishment of debt	—	3,339	—	3,339
	2,344	5,301	4,731	7,731
INCOME BEFORE INCOME TAXES	7,856	4,610	11,961	9,759
PROVISION FOR INCOME TAXES (Note 6)
Current	—	—	—	—
Deferred	6,641	1,728	8,168	3,782
	6,641	1,728	8,168	3,782
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	1,215	2,882	3,793	5,977
PREFERRED STOCK DIVIDENDS	879	782	1,733	1,540
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$336	$2,100	$2,060	$4,437
Net income per share basic and diluted (Note 22)	$0.02	$0.12	$0.12	$0.25
Weighted average shares basic and diluted	17,919,524	17,724,389	17,897,856	17,722,242

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
U.S. Dollars 000’s except for Shares and Per Share data)

(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	1,215	2,882	3,793	5,977
Other comprehensive income:
Change in foreign currency translation adjustment	871	1,512	(708)	451
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,086	4,394	3,085	6,428

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$79,345
Net loss	—	—	—	—	—	(3,819)	—	(3,819)
Preferred stock dividends	—	—	—	—	—	(3,173)	—	(3,173)
Stock issued in lieu of cash compensation (Note 17)	94,993	—	—	—	559	—	—	559
Restricted stock issued (Note 17)	78,141	—	—	—	590	—	—	590
Unrestricted stock issued (Note 17)	10,854	—	—	—	75	—	—	75
Translation adjustment	—	—	—	—	—	—	(1,159)	(1,159)
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418
Net Income	—	—	—	—	—	2,578	—	2,578
Preferred stock dividends	—	—	—	—	—	(854)	—	(854)
Restricted stock issued (Note 17)	54,337	—	—	—	301	—	—	301
Unrestricted stock issued (Note 17)	4,859	—	—	—	26	—	—	26
Translation adjustment	—	—	—	—	—	—	(1,579)	(1,579)
Balances, June 30, 2013	17,919,462	$1	300,000	$14,900	$89,404	$(30,617)	$(798)	$72,890
Net Income	—	$—	—	$—	$—	$1,215	$—	$1,215
Preferred stock dividends	—	$—	—	$—	$—	$(879)	$—	$(879)
Unrestricted stock issued (Note 17)	5,667	$—	—	$—	$27	$—	$—	$27
Translation adjustment	—	—	—	—	—	—	871	871
Balances, September 30, 2013	17,925,129	$1	300,000	$14,900	$89,431	$(30,281)	$73	$74,124

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2013	Six months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,793	$5,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	10,247	8,863
Amortization of intangibles and deferred financing costs	912	1,201
Deferred income taxes	8,168	3,782
Gain on interest rate swap contracts	—	(542)
Loss on extinguishment of debt	—	3,339
Equity compensation granted	354	435
Deferred drydock costs paid	(3,532)	(3,653)
Changes in operating assets and liabilities:
Accounts receivable	(13,242)	(19,182)
Prepaid expenses and other current assets	(509)	(905)
Accounts payable and accrued liabilities	(2,404)	5,220
Other assets and liabilities	137	375
Income taxes payable (net)	—	(53)
	3,924	4,857
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,520)	(26,825)
	(5,520)	(26,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(227)	(211)
Proceeds from long-term debt	—	15,298
Long-term debt repayment	(1,799)	(2,792)
Debt financing cost	(23)	(2,115)
Proceeds from bank indebtedness	17,414	24,015
Repayment of bank indebtedness	(11,559)	(12,069)
	3,806	22,126
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(18)	(12)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,192	146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	848	5,563
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,040	$5,709
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,634	$4,932
Unpaid purchases of property and equipment	$544	$3,351
Unpaid purchases of deferred drydock cost	$2	$74
Payment of income taxes	$—	$53
Capitalized interest	$—	$538

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes.

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

Fuel and lubricant inventories

Raw materials, fuel and certain operating supplies are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market. Operating supplies are stated at actual cost or average cost.

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs, trademarks, trade names and customer relationships and contracts. Intangible assets are amortized as follows:

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

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods for property and equipment are as follows:

Vessels	5 - 25 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of fixed assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset group (e.g. tugs and barges), might be no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2013, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the six month period ended September 30, 2013.

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

There have been no recent examinations by the U.S. taxing authorities. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin, Ohio and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2009 – 2013
Various states	2009 – 2013
Federal (Canada)	2008 – 2013
Ontario	2008 – 2013

Foreign currency translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of the Company's Canadian subsidiaries is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the average exchange rates prevailing during the respective month.  Components of stockholders’ equity are translated at historical exchange rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.    RECENTLY ISSUED PRONOUNCEMENTS (continued)

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes referred to as step acquisitions) involving a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-05 to have a material effect on the Company's consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $15 as of September 30, 2013 and $49 as of March 31, 2013. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2013	March 31, 2013
Prepaid insurance	$491	$334
Fuel and lubricants	5,689	5,063
Deposits and other prepaids	2,171	2,445
	$8,351	$7,842

6.	INCOME TAXES

The Company's effective tax rate was a deferred tax expense of 68.3% for the six month period ended September 30, 2013 compared to a deferred tax expense of 38.8% for the six month period ended September 30, 2012. The increase in effective tax rate was primarily due to changes in permanent differences, discrete items and the magnitude of the forecasted full year permanent differences compared to the forecasted full year income before income taxes for the year ending March 31, 2014.
The effective tax rate for the six month period ended September 30, 2013 was higher than the statutory tax rate due to the comparative magnitude of the domestic permanent differences, which primarily include imputed interest, partially offset by foreign earnings being subject to a lower statutory tax rate.
The Company had no unrecognized tax benefits as of September 30, 2013. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the six month periods ended September 30, 2013 and September 30, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2013	March 31, 2013
Cost
Vessels	$263,919	$264,685
Leasehold improvements	3,779	3,779
Furniture and equipment	500	494
Vehicles	21	21
Computer, communication equipment and purchased software	2,945	2,912
	$271,164	$271,891
Accumulated depreciation
Vessels	$57,152	$49,404
Leasehold improvements	1,727	1,496
Furniture and equipment	229	200
Vehicles	14	13
Computer, communication equipment and purchased software	1,814	1,694
	60,936	52,807
	$210,228	$219,084

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	September 30, 2013	March 31, 2013
Customer contract costs	$955	$1,156
Prepaid expenses and other assets	8,309	7,736
Total	$9,264	$8,892

Current portion	8,351	7,842

Other long term assets	$913	$1,050

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30, 2013	March 31, 2013
Drydock expenditures	$16,632	$19,477
Accumulated amortization	(6,156)	(8,582)
	$10,476	$10,895

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2012	$9,879
Drydock costs accrued	4,656
Amortization of drydock costs	(3,497)
Foreign currency translation adjustment	(143)
Balance as of March 31, 2013	$10,895
Drydock costs accrued	1,338
Amortization of drydock costs	(1,667)
Foreign currency translation adjustment	(90)
Balance as of September 30, 2013	$10,476

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2013	March 31, 2013
Intangible assets:
Deferred financing costs	$2,119	$2,120
Trademarks and trade names	1,000	1,010
Customer relationships and contracts	17,748	17,926
Total identifiable intangibles	$20,867	$21,056
Accumulated amortization:
Deferred financing costs	$579	$309
Trademarks and trade names	758	715
Customer relationships and contracts	7,934	7,420
Total accumulated amortization	9,271	8,444
Net intangible assets	$11,596	$12,612
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

September 30, 2014	$1,824
September 30, 2015	1,824
September 30, 2016	1,684
September 30, 2017	1,183
September 30, 2018	1,183
$7,698

11.	VESSEL ACQUISITIONS

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

As discussed in detail in Note 14, on August 30, 2012, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amends and restates the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) entered on September 28, 2011, as the same was amended from time to time. Also, on March 29, 2013, the Company entered into a First Amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement, which amendment is also discussed in Note 14.

As of September 30, 2013 and March 31, 2013, the Company had authorized operating lines of credit under the Third Amended and Restated Credit Agreement in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $6,500 as of September 30, 2013 and CDN $2,925 as of March 31, 2013 and US $5,500 as of September 30, 2013 and $3,118 as of March 31, 2013, and maintained letters of credit of CDN $100 as of September 30, 2013 and March 31, 2013.

The Third Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.75% or Canadian 30 day BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings, compared to a Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings and a U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings through August 30, 2012 under the Second Amended and Restated Credit Agreement, and is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations. As of September 30, 2013, the Company had credit availability of US $4,412 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2013	March 31, 2013
Deferred financing and other transaction costs	$—	$26
Payroll compensation and benefits	3,326	1,926
Preferred stock dividends	15,189	13,456
Professional fees	363	385
Interest	414	754
Winter work, deferred drydock expenditures and capital expenditures	14	2,438
Capital and franchise taxes	53	113
Other	1,629	2,218
	$20,988	$21,316

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		September 30, 2013	March 31, 2013
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.75% (3.75% at March 31, 2013) or Canadian BA rate plus 4.75% (4.75% at March 31, 2013) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of CDN $331 commencing December 1, 2012, increasing to CDN $662 commencing December 1, 2014 and the balance due August 1, 2016.	$50,135	$51,493

b)	Grand River US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2013) or US base rate plus 3.75% (3.75% at March 31, 2013) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of US $401 commencing December 1, 2012, increasing to US $802 commencing December 1, 2014 and the balance due on August 1, 2016. Such term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.	62,524	63,325

c)	Black Creek US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2013) or US base rate plus 3.75% (3.75% at March 31, 2013) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of US $181 commencing December 1, 2012, increasing to US $362 commencing December 1, 2014, and the balance due August 1, 2016. Such term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.	28,210	28,572
		$140,869	$143,390
	Less amounts due within 12 months	3,612	3,630
		$137,257	$139,760

The effective interest rates on the term loans at September 30, 2013, including the effect from the expired interest rate swap contracts, were 6.03% (6.03% at March 31, 2013) on the Canadian term loan, and 5.01% (5.88% at March 31, 2013) on the Grand River US term loan and Black Creek US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 6.03% (6.04% at March 31, 2013) on the Canadian term loan, 5.01% (5.04% at March 31, 2013) on the Grand River US term loan, and 5.01% (5.04% at March 31, 2013) on the Black Creek US term loan.

Principal payments are due as follows:

Twelve month period ending:

September 30, 2014	$3,612
September 30, 2015	7,224
September 30, 2016	130,033
$140,869

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
On March 29, 2013, the Company entered into a First Amendment to the Third Amended and Restated Credit Agreement that modified such agreement's Minimum Fixed Charge Coverage Ratio, Minimum EBITDA, Maximum Senior Funded Debt to EBITDA Ratio and Maximum Capital Expenditures covenants and the definitions of EBITDA and Fixed Charge Coverage Ratio. As of September 30, 2013, the Company was in compliance with covenants contained in the Third Amended and Restated Credit Agreement, as amended.

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

The Company did not have any leases which met the criteria of a capital lease as of September 30, 2013. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012

Operating leases	$146	$108	$277	$212
Operating sublease	40	39	79	77
	$186	$147	$356	$289

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

September 30, 2014	$492
September 30, 2015	415
September 30, 2016	299
September 30, 2017	241
September 30, 2018	211
Thereafter	578
$2,236

The Company is party to a bareboat charter agreement for the McKee Sons barge that expires in December 2018.  The chartering cost included in vessel operating expenses was $254 for the three month period ended September 30, 2013 ($249 for the three month period ended September 30, 2012) and $507 for six month period ended September 30, 2013 ($498 for the six month period ended September 30, 2012). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

September 30, 2014	$760
September 30, 2015	760
September 30, 2016	760
September 30, 2017	760
September 30, 2018	760
Thereafter	253
$4,053

As of September 30, 2013, Lower Lakes had signed contractual commitments with several suppliers totaling $124 ($731 as of March 31, 2013) in connection with capital expenditure and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2013 an accrual of $363 ($490 as of March 31, 2013) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at September 30, 2013 were $15,189 and at March 31, 2013 were $13,456. As of September 30, 2013, and as of March 31, 2013, the effective rate of preferred dividends was 12% (maximum). The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

On October 13, 2009, the Company awarded 39,660 shares at the average of high and low share price on that day of $3.17 to a key executive in connection with an Employment Agreement. 20% of such shares vest on March 31st of each of the five succeeding anniversaries beginning March 31, 2010. The Company recorded expense related to such award of $7 for each of the three month periods ended September 30, 2013 and September 30, 2012 and $13 for each of the six month periods ended September 30, 2013 and September 30, 2012 related to such award.

On February 24, 2010 the Company issued 76,691 shares to two key executives pursuant to Restricted Share Award Agreements.  Such shares were valued at the average of high and low share price on that day of $4.34. The Company recorded expense of $Nil related to such awards for the three month period ended September 30, 2013, $28 for the three month period ended September 30, 2012, $Nil for the six month period ended September 30, 2013 and $56 for the six month period ended September 30, 2012. Such shares vested over three years in equal installments on each of the anniversary dates in 2011, 2012 and 2013.

On April 5, 2010 the Company issued an aggregate of 37,133 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.32. The Company recorded expense of $Nil related to such awards for the three month period ended September 30, 2013, $17 for the three month period ended September 30, 2012, $Nil for the six month period ended September 30, 2013 and $33 for the six month period ended September 30, 2012. The April 5, 2010 grants vested over three years in equal installments on each of such awards' anniversary dates in 2011, 2012 and 2013.

On April 8, 2011, the Company issued 86,217 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $7.94. The Company recorded expense related to such awards of $56 for each of the three month periods ended September 30, 2013 and September 30, 2012 and $113 for each of the six month periods ended September 30, 2013 and September 30, 2012. The April 8, 2011 grants vest over three years in equal installments on each of such awards' anniversary dates in 2012, 2013 and 2014.

On April 5, 2012, the Company issued 45,754 shares to two key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $8.68. The Company recorded expense related to such awards of $33 for each of the three month periods ended September 30, 2013 and September 30, 2012 and $66 for each of the six month periods ended September 30, 2013 and September 30, 2012. The April 5, 2012 grants vest over three years in equal installments on each of such awards' anniversary dates in 2013, 2014 and 2015.

On February 22, 2013, the Company issued 32,387 shares to four key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.96. The Company recorded expense related to such awards of $25 for the three month period ended September 30, 2013 and $49 for the six month period ended September 30, 2013. The February 22, 2013 grants vest over two years in equal installments on each of such awards' anniversary dates in 2014 and 2015.

On June 5, 2013, the Company issued 54,337 shares to six key executives pursuant to Restricted Share Award Agreements. Such shares were valued at the average of high and low share price on that day of $5.55. The Company recorded expense related to such awards of $25 for the three month period ended September 30, 2013 and $33 for the six month period ended September 30, 2013. The June 5, 2013 grants vest over three years in equal installments on each of such awards' anniversary dates in 2014, 2015 and 2016.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described above.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2013, a total of 597,796 shares (662,659 shares at March 31, 2013) were available under the LTIP for future awards.

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

The general characteristics of issued types of share-based awards granted under the LTIP through September 30, 2013 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the six month period ended September 30, 2013, the Company awarded 10,526 shares for services provided from April 1, 2013 to September 30, 2013. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, the Company issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2013 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at September 30, 2013, had a remaining weighted average contractual life of approximately four years and eight months.  The Company recorded compensation expenses of $Nil for the six month periods ended September 30, 2013 and September 30, 2012, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of September 30, 2013.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through September 30, 2013.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the six month periods ended September 30, 2013 and September 30, 2012.

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

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012
Bank indebtedness	$245	$282	$526	$533
Amortization of deferred financing costs	135	219	271	547
Long-term debt	1,928	1,949	3,862	3,745
Interest rate swaps	—	280	—	564
Interest rate caps	2	—	3	—
Deferred payment liability	35	44	72	89
Interest capitalized	—	(538)	—	(538)
	$2,345	$2,236	$4,734	$4,940

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012

Revenue by country:
Canada	$28,522	$30,538	$56,966	$62,311
United States	22,019	20,033	41,976	37,872
	$50,541	$50,571	$98,942	$100,183

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2013	March 31, 2013
Property and equipment by country:
Canada	$96,048	$100,887
United States	114,180	118,197
	$210,228	$219,084
Intangible assets by country:
Canada	$7,417	$8,081
United States	4,179	4,531
	$11,596	$12,612
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$135,244	$134,230
United States	138,906	136,608
	$274,150	$270,838

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

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

The contract for two interest rate swaps entered into effective February 15, 2008, expired on March 31, 2013. The fair value adjustment of the interest rate swap contracts resulted in a gain of $272 for the three month period ended September 30, 2012 and gain of $542 for the six month period ended September 30, 2012. This gain was included in the Company’s earnings for the three and six month periods ended September 30, 2012.

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

The Company did not designate the two expired swap contracts for hedge accounting treatment and therefore changes in fair value of these contracts were recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012
Interest rate swap contracts liability	Other (income) and expenses	$—	$(272)	$—	$(542)

Credit risk

Accounts receivable credit risk is mitigated by the diversification of the Company’s customers among industries and the short shipping season.

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

The Company had a total of 17,925,129 shares of common stock issued and outstanding as of September 30, 2013, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,338,879 shares for the three month period ended September 30, 2013, 20,271,204 for three month period ended September 30, 2012, 20,317,211 shares for the six month period ended September 30, 2013 and 20,282,747 for the six month period ended September 30, 2012. Since the calculation for three and six month periods ended September 30, 2013 and September 30, 2012 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,919,524 and 17,724,389 for the three month periods ended September 30, 2013 and September 30, 2012, respectively, and 17,897,856 and 17,722,242 for six month periods ended September 30, 2013 and September 30, 2012, respectively. The convertible preferred shares convert to an aggregate of 2,419,355 shares of the common stock based on a conversion price of $6.20.

	Three months ended September 30, 2013	Three months ended September 30, 2012	Six months ended September 30, 2013	Six months ended September 30, 2012
Numerator:
Net income before preferred dividends	$1,215	$2,882	$3,793	$5,977
Preferred stock dividends	(879)	(782)	(1,733)	(1,540)
Net income applicable to common stockholders	$336	$2,100	$2,060	$4,437
Denominator:
Weighted average common shares for basic EPS	17,919,524	17,724,389	17,897,856	17,722,242
Effect of dilutive securities:
Average price during period	5.08	7.71	5.34	8.02
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	352,325	—	338,635
Dilutive shares due to options	—	127,460	—	141,150
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,919,524	17,724,389	17,897,856	17,722,242
Basic EPS	$0.02	$0.12	$0.12	$0.25
Diluted EPS	$0.02	$0.12	$0.12	$0.25

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2013.

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
 Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission on June 12, 2013 which include the continuing effects of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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
Lower Lakes Ship Repair Company Ltd., a wholly owned subsidiary of Lower Lakes Towing, was incorporated on December 27, 2012 under the laws of Canada. This company provides ship repair services exclusively for the Lower Lakes fleet.

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

Results of Operations for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012
Selected Financial Information

(USD in 000's)	Three months ended September 30, 2013	Three months ended September 30, 2012	$ Change	% Change
Revenue:
Freight and related revenue	$42,955	$39,040	$3,915	10.0%
Fuel and other surcharges	$7,586	$11,107	$(3,521)	(31.7)%
Outside voyage charter revenue	$—	$424	$(424)	(100.0)%
Total	$50,541	$50,571	$(30)	(0.1)%
Expenses:
Outside voyage charter fees	$—	$423	$(423)	(100.0)%
Vessel operating expenses	$31,608	$31,986	$(378)	(1.2)%

Sailing days:	1,286	1,185	101	8.5%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$33,402	$32,945	$457	1.4%
Fuel and other surcharges	$5,899	$9,373	$(3,474)	(37.1)%

Expenses per sailing day:
Vessel operating expenses	$24,579	$26,992	$(2,413)	(8.9)%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Three months ended September 30, 2012	1,185	$39,040	$11,107	$424	$50,571	$31,986
Changes in three month period ended September 30, 2013:
Decrease attributable to weaker Canadian dollar		(1,045)	(204)	—	(1,249)	(812)
Net increase attributable to customer demand and pricing (excluding currency impact)	101	4,960	(3,317)	—	1,643	434
Changes in outside voyage charter revenue (excluding currency impact)				(424)	(424)	—
Sub-total	101	$3,915	$(3,521)	$(424)	$(30)	$(378)
Three months ended September 30, 2013	1,286	$42,955	$7,586	$—	$50,541	31,608

Total revenue during the three month period ended September 30, 2013 was $50.5 million, a decrease of 0.1%, compared to $50.6 million during the three month period ended September 30, 2012. This decrease was primarily attributable to reduced fuel surcharges and the effect of the weaker Canadian dollar, partially offset by increased tonnage carried and increased prices.
According to the Lake Carriers' Association, during the three month period ended September 30, 2013, U.S.-flagged vessels experienced a 3.9% increase in overall customer shipments for the commodities that we carry on the Great Lakes compared to the three month period ended September 30, 2012. On a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments decreased 4.9%, coal shipments increased 1.4% and aggregates cargos increased a modest 0.4% as compared to the prior comparative period. During the three month period ended September 30, 2013, we mitigated this decline in iron ore shipments by altering our commodity mix, which resulted in a 9.0% increase in our tonnage carried for the three month period ended September 30, 2013.
Freight and other related revenue generated from Company-operated vessels increased $3.9 million or 10.0%, to $43.0 million during the three month period ended September 30, 2013 compared to $39.0 million during the three month period ended September 30, 2012. Excluding the impact of currency changes, freight revenue increased 12.7% during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012.
The increase in freight and related revenue was attributable to contractual price increases and 101 additional Sailing Days. Additionally, certain customer contract renewals included a reset of the base fuel price to reflect prevailing market conditions for fuel, resulting in an increase in freight revenue and an equivalent reduction in fuel surcharges during the three month period ended September 30, 2013. The changes to these agreements had no impact on our actual fuel expenses and did not change the fuel escalation provisions that are part of all of our contracts. There was no impact to operating income resulting from these changes. Although one of our vessels was in long-term layup status during the three month period ended September 30, 2013, the resultant reduction of Sailing Days attributable to such vessel was offset by the elimination of lost time due to vessel incidents and the addition of our newest vessel that did not sail during the three month period ended September 30, 2012.
We operated fifteen vessels during each of the three month periods ended September 30, 2013 and September 30, 2012. The vessel that began sailing in October 2012 offset our vessel in long-term layup during the 2013 sailing season. Management believes that each of our vessels should achieve a theoretical maximum of 92 Sailing Days in our second fiscal quarter, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 86 Sailing Days during the three month period ended September 30, 2013, representing 93.5% of the theoretical maximum, compared to an average of 79 Sailing Days during the three month period ended September 30, 2012, or 85.9% of the theoretical maximum. We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion and vessel mechanical issues. We experienced 93 Delay Days during the three month period ended September 30, 2013 compared to 94 Delay Days during the three month period ended September 30, 2012. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 7.2% for the three month period ended September 30, 2013 compared to 7.9% for the three month period ended September 30, 2012.

Freight and related revenue per Sailing Day increased $457, or 1.4%, to $33,402 per Sailing Day during the three month period ended September 30, 2013 compared to $32,945 per Sailing Day during the three month period ended September 30, 2012. This revenue increase was somewhat offset by a weaker Canadian dollar and an approximately 10% decrease in coal tonnage and 8% decrease in iron ore tonnage hauled during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012. Additionally, one of our customers experienced a seismic shift in their salt mine that impacted the tonnage available for carriage. To mitigate these reductions, our available Sailing Days were redeployed to other commodities. This shift in Sailing Days allocated to other commodities and away from iron ore and coal, and a lack of scheduling flexibility due to the weakened economic environment, impacted the efficiencies of our trade patterns during the three month period ended September 30, 2013.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $3.5 million, or 31.7%, to $7.6 million during the three month period ended September 30, 2013 compared to $11.1 million during the three month period ended September 30, 2012. This decrease was attributable to reduced fuel prices, a weaker Canadian dollar and the renewal of several customer contracts that reset the base fuel price and reduced the fuel surcharge (which surcharge was added to Freight and other related revenue), slightly offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $3,474, or 37.1%, to $5,899 per Sailing Day during the three month period ended September 30, 2013 compared to $9,373 per Sailing Day during the three month period ended September 30, 2012.
Vessel operating expenses decreased $378, or 1.2%, to $31.6 million during the three month period ended September 30, 2013 compared to $32.0 million during the three month period ended September 30, 2012. This decrease was primarily due to a weaker Canadian dollar, reduced fuel pricing and reduced expenses related to vessel incident costs, offset by a greater number of Sailing Days attributable to the elimination of lost time due to incidents. Vessel operating expenses per Sailing Day decreased $2,413, or 8.9%, to $24,579 per Sailing Day during the three month period ended September 30, 2013 from $26,992 per Sailing Day during the three month period ended September 30, 2012.
Our general and administrative expenses were $3.2 million during the three month periods ended September 30, 2013 and September 30, 2012. These costs remained stable due to a weaker Canadian dollar offset by additional compensation and benefit costs related in part to our increased shoreside operational support headcount. Our general and administrative expenses represented 7.4% of freight revenues during the three month period ended September 30, 2013 and 8.1% of freight revenues during the three month period ended September 30, 2012.
Depreciation expense increased $0.7 million to $4.3 million during the three month period ended September 30, 2013 compared to $3.6 million during the three month period ended September 30, 2012. This increase was primarily attributable to the articulated tug and barge unit that began sailing in October 2012 and winter 2013 capital expenditures, offset by a weaker Canadian dollar during the three month period ended September 30, 2013.
Amortization of drydock costs decreased $44 to $0.8 million during the three month period ended September 30, 2013 from $0.9 million during the three month period ended September 30, 2012. During the three month period ended September 30, 2013, the Company amortized the deferred drydock costs of thirteen of its sixteen vessels, compared to twelve vessels during the three month period ended September 30, 2012.
As a result of the items described above, during the three month period ended September 30, 2013, the Company’s operating income increased $289 to $10.2 million compared to operating income of $9.9 million during the three month period ended September 30, 2012. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 6.0%, or $0.9 million, to $15.6 million during the three month period ended September 30, 2013 from $14.7 million during the three month period ended September 30, 2012.
Interest expense increased $109 to $2.3 million during the three month period ended September 30, 2013 from $2.2 million during the three month period ended September 30, 2012. This slight increase in interest expense was primarily attributable to a slightly higher average debt balance offset by a lower amortization of deferred financing costs, the expiration of interest rate swap contracts on March 31, 2013 and the capitalization of interest associated with the debt incurred to modify our most recently acquired vessel in the three month period ended September 30, 2012.
Our interest rate swap contracts expired on March 31, 2013. During the three month period ended September 30, 2012, we recorded a gain on such contracts of $272.
Our income before income taxes was $7.9 million during the three month period ended September 30, 2013 compared to income before income taxes of $4.6 million during the three month period ended September 30, 2012.
Our effective tax rate was 84.5% on pre-tax income during the three month period ended September 30, 2013 compared to 37.5% on pre-tax income during the three month period ended September 30, 2012. The effective tax rate for the three month period ended September 30, 2013 was higher than the statutory tax rate due to the comparative magnitude of the domestic permanent differences, which primarily include imputed interest, partially offset by foreign earnings being subject to a lower statutory tax rate. Although the Company’s full year forecasted income before income taxes for the year ending March 31, 2014 has increased compared to the full year $4.3 million loss before income taxes incurred during the fiscal year ended March 31, 2013, the value of the full year forecasted permanent differences will exceed our forecasted income before income taxes for the fiscal year ending March 31, 2014, substantially increasing our effective tax rate. Additionally, our forecasted full year income before income taxes by country was changed in the three month period ended September 30, 2013 compared to the full year forecast made during the three month period ended June 30, 2013, which change caused the tax rate for the three month period ended September 30, 2013 to exceed the forecasted full year tax rate for the six month period ended September 30, 2013.

Our provision for deferred income tax expense was $6.6 million during the three month period ended September 30, 2013 as compared to a deferred income tax expense of $1.7 million during the three month period ended September 30, 2012. The increase in deferred income tax expense was due to higher net income before income taxes and a higher consolidated tax rate during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012.

Our net income before preferred stock dividends was $1.2 million during the three month period ended September 30, 2013 compared to $2.9 million during the three month period ended September 30, 2012.

We accrued $0.9 million for dividends on our preferred stock during the three month period ended September 30, 2013 compared to $0.8 million during the three month period ended September 30, 2012. The dividends accrued at a rate of 12.0% during each of the three month periods ended September 30, 2013 and September 30, 2012. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $336 during the three month period ended September 30, 2013 compared to $2.1 million during the three month period ended September 30, 2012.
The Canadian dollar weakened by 4.3% compared to the U.S. dollar during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, averaging approximately $0.963USD per CDN during the three month period ended September 30, 2013 compared to approximately $1.006 USD per CDN during the three month period ended September 30, 2012. The Company's balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2013 to $0.971 USD per CDN at September 30, 2013.
During the three month period ended September 30, 2013, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the US.

Results of Operations for the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012

Selected Financial Information

(USD in 000's)	Six months ended September 30, 2013	Six months ended September 30, 2012	Change	% Change
Revenue:
Freight and related revenue	$82,560	$75,367	$7,193	9.5%
Fuel and other surcharges	$16,382	$23,582	$(7,200)	(30.5)%
Outside voyage charter revenue	$—	$1,234	$(1,234)	(100.0)%
Total	$98,942	$100,183	$(1,241)	(1.2)%
Expenses:
Outside voyage charter fees	$—	$1,245	$(1,245)	(100.0)%
Vessel operating expenses	$64,291	$65,143	$(852)	(1.3)%

Sailing days:	2,548	2,359	189	8.0%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$32,402	$31,949	$453	1.4%
Fuel and other surcharges	$6,429	$9,997	$(3,568)	(35.7)%

Expenses per sailing day:
Vessel operating expenses	$25,232	$27,615	$(2,383)	(8.6)%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Six months ended September 30, 2012	2,359	$75,367	$23,582	$1,234	$100,183	$65,143
Changes in six month period ended September 30, 2013:
Decrease attributable to weaker Canadian dollar		(1,339)	(271)	—	(1,610)	(1,060)
Net increase attributable to customer demand and pricing (excluding currency impact)	189	8,532	(6,929)	—	1,603	208
Changes in outside voyage charter revenue (excluding currency impact)				(1,234)	(1,234)	—
Sub-total	189	$7,193	$(7,200)	$(1,234)	$(1,241)	$(852)
Six months ended September 30, 2013	2,548	$82,560	$16,382	$—	$98,942	$64,291

Total revenue during the six month period ended September 30, 2013 was $98.9 million, a decrease of $1.2 million, or 1.2%, compared to $100.2 million during the six month period ended September 30, 2012. This decrease was primarily attributable to reduced fuel surcharges, the effect of the weaker Canadian dollar and eliminated outside voyage charter revenue, partially offset by increased tonnage carried and increased prices.
According to the Lake Carriers' Association, during the six month period ended September 30, 2013, U.S.-flagged vessels experienced a 3.7% increase in overall customer shipments for the commodities that we carry on the Great Lakes compared to the six month period ended September 30, 2012. However, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments decreased 6.7%, coal shipments decreased 3.0% and aggregates cargos decreased 2.9% as compared to the six month period ended September 30, 2012. During the six month period ended September 30, 2013, we mitigated this decline by altering our commodity mix, which resulted in an 8.2% increase in our tonnage carried for the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012.
Freight and other related revenue generated from Company-operated vessels increased $7.2 million, or 9.5%, to $82.6 million during the six month period ended September 30, 2013 compared to $75.4 million during the six month period ended September 30, 2012. Excluding the impact of currency changes, freight revenue increased 11.3% during the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012.
The increase in freight and related revenue was attributable to contractual price increases and 189 additional Sailing Days. Additionally, certain customer contract renewals included a reset of the base fuel price to reflect prevailing market conditions for fuel, resulting in an increase in freight revenue and an equivalent reduction in fuel surcharges during the six month period ended September 30, 2013. The changes to these agreements had no impact on our actual fuel expenses and did not change the fuel escalation provisions that are part of all of our contracts. There was no impact to operating income resulting from this change. Although one of our vessels was in long-term layup status during the six month period ended September 30, 2013, the resultant reduction of Sailing Days attributable to such vessel was offset by the elimination of lost time due to vessel incidents and the addition of our newest vessel that did not sail during the six month period ended September 30, 2012.
We operated fifteen vessels during each of the six month periods ended September 30, 2013 and September 30, 2012. The vessel that began sailing in October 2012 offset our vessel in long-term layup. Management believes that each of our vessels should achieve a theoretical maximum of 183 Sailing Days in our first two fiscal quarters, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 170 Sailing Days during the six month period ended September 30, 2013, representing 92.8% of the theoretical maximum, compared to an average of 157 Sailing Days during the six month period ended September 30, 2012, or 85.9% of the theoretical maximum. We experienced 222 Delay Days during the six month period ended September 30, 2013 compared to 194 Delay Days during the six month period ended September 30, 2012. Such Delay Days represent a Lost Time Factor of 8.7% for the six month period ended September 30, 2013 compared to 8.2% for the six month period ended September 30, 2012.

Freight and related revenue per Sailing Day increased $453 or 1.4%, to $32,402 per Sailing Day during the six month period ended September 30, 2013 compared to $31,949 per Sailing Day during the six month period ended September 30, 2012. This revenue increase was somewhat offset by a weaker Canadian dollar and an approximately 13% decrease in coal tonnage and 5% decrease in iron ore tonnage hauled during the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012. Our iron ore and coal tonnage decreased which resulted in a decline in the number of days required to move these commodities. To mitigate this reduction and the resultant reduction of salt carried for a customer that experienced a seismic shift at its Cleveland mine, the available Sailing Days were redeployed to the aggregates trade. This shift in Sailing Days allocated to aggregates and away from iron ore and coal, combined with inclement weather conditions that resulted in both the delayed opening of certain of our customers facilities, vessel delays, and a lack of scheduling flexibility due to the weakened economic environment, impacted the efficiencies of our trade patterns during the six month period ended September 30, 2013.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $7.2 million, or 30.5%, to $16.4 million during the six month period ended September 30, 2013 compared to $23.6 million during the six month period ended September 30, 2012. This decrease was attributable to reduced fuel prices, a weaker Canadian dollar and the renewal of several customer contracts that reset the base fuel price and reduced the fuel surcharge (which surcharge was added to Freight and other related revenue), slightly offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $3,568, or 35.7%, to $6,429 per Sailing Day during the six month period ended September 30, 2013 compared to $9,997 per Sailing Day during the six month period ended September 30, 2012.
Vessel operating expenses decreased $0.9 million, or 1.3%, to $64.3 million during the six month period ended September 30, 2013 compared to $65.1 million during the six month period ended September 30, 2012. This decrease was primarily due to a weaker Canadian dollar, reduced fuel pricing and reduced operating expenses related to vessel incident costs, offset by a greater number of Sailing Days attributable to the elimination of lost time due to incidents. Vessel operating expenses per Sailing Day decreased $2,383, or 8.6%, to $25,232 per Sailing Day during the six month period ended September 30, 2013 from $27,615 per Sailing Day during the six month period ended September 30, 2012.
Repairs and maintenance expenses, which primarily consist of expensed winter work and vessel layup and fitout costs, increased to $0.9 million during the six month period ended September 30, 2013 from $0.7 million during the six month period ended September 30, 2012. This increase was primarily attributable to fitting out seven vessels during the six month period ended September 30, 2013 as compared to six vessels during the six month period ended September 30, 2012. The number of vessels we fitout increased due to the delayed opening of certain customer facilities and the shift in commodity mix we experienced during the six month period ended September 30, 2013.
Our general and administrative expenses were $6.1 million during each of the six month periods ended September 30, 2013 and September 30, 2012, due to reduced legal costs and financing fees related to our credit agreements and a weaker Canadian dollar, offset by additional compensation and benefit costs related in part to our increased shoreside operational support headcount. Our general and administrative expenses represented 7.4% of freight revenues during the six month period ended September 30, 2013 and 8.1% of freight revenues during the six month period ended September 30, 2012.
Depreciation expense increased $1.5 million to $8.6 million during the six month period ended September 30, 2013 compared to $7.1 million during the six month period ended September 30, 2012. This increase was primarily attributable to the articulated tug and barge unit that began sailing at the end of the 2012 sailing season and winter 2013 capital expenditures, offset by a weaker Canadian dollar during the six month period ended September 30, 2013.
Amortization of drydock costs decreased $115 to $1.7 million during the six month period ended September 30, 2013 from $1.8 million during the six month period ended September 30, 2012. During the six month period ended September 30,

2013, the Company amortized the deferred drydock costs of thirteen of its sixteen vessels, compared to twelve vessels during the six month period ended September 30, 2012.
As a result of the items described above, during the six month period ended September 30, 2013, the Company’s operating income decreased $0.8 million to $16.7 million compared to operating income of $17.5 million during the six month period ended September 30, 2012. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 2.1%, or $0.6 million, to $27.6 million during the six month period ended September 30, 2013 from $27.0 million during the six month period ended September 30, 2012.
Interest expense decreased $206 to $4.7 million during the six month period ended September 30, 2013 from $4.9 million during the six month period ended September 30, 2012. This decrease in interest expense was primarily attributable to lower amortization of deferred financing costs, the expiration of interest rate swap contracts on March 31, 2013 and the capitalization of interest during the six month period ended September 30, 2012 associated with the debt incurred to modify our most recent vessel acquisition, partially offset by a slightly higher debt balance.
Our interest rate swap contracts expired on March 31, 2013. During the six month period ended September 30, 2012, we recorded a gain on such contracts of $0.5 million.
Our income before income taxes was $12.0 million during the six month period ended September 30, 2013 compared to income before income taxes of $9.8 million during the six month period ended September 30, 2012.
Our effective tax rate was 68.3% on pre-tax income during the six month period ended September 30, 2013 compared to 38.8% on pre-tax income during the six month period ended September 30, 2012. The effective tax rate for the six month period ended September 30, 2013 was higher than the statutory tax rate due to the comparative magnitude of the domestic permanent differences, which primarily include imputed interest, partially offset by foreign earnings being subject to a lower statutory tax rate. Although the Company’s full year forecasted income before income taxes for the year ending March 31, 2014 increased compared to the full year $4.3 million loss before income taxes incurred during the fiscal year ended March 31, 2013, the value of the full year forecasted permanent differences exceeded the forecasted income before income taxes for the fiscal year ending March 31, 2014, substantially increasing our effective tax rate.

Our provision for deferred income tax expense was $8.2 million during the six month period ended September 30, 2013 as compared to a deferred income tax expense of $3.8 million during the six month period ended September 30, 2012. The increase in income tax expense was due to higher net income before income taxes and a higher consolidated tax rate during the six month period ended September 30, 2013 as compared to the six month period ended September 30, 2012. It is anticipated that there will be a recovery of deferred income tax expense during the three month period ending March 31, 2014 to the extent that losses incurred in such fiscal period draw down previously recorded income before income taxes. Due to seasonality of our business, we normally incur a substantial loss before income taxes in our fourth fiscal quarter when our vessels do not sail on the Great Lakes due to winter conditions and we incur significant repair and maintenance expenses.

Our net income before preferred stock dividends was $3.8 million during the six month period ended September 30, 2013 compared to $6.0 million during the six month period ended September 30, 2012.

We accrued $1.7 million for dividends on our preferred stock during the six month period ended September 30, 2013 compared to $1.5 million during the six month period ended September 30, 2012. The dividends accrued at a rate of 12.0% during each of the six month periods ended September 30, 2013 and September 30, 2012. The dividend rate increased to a cap of 12.0% effective July 1, 2011.
Our net income applicable to common stockholders was $2.1 million during the six month period ended September 30, 2013 compared to $4.4 million during the six month period ended September 30, 2012.
The Canadian dollar weakened by 2.8% compared to the U.S. dollar during the six month period ended September 30, 2013 compared to the six month period ended September 30, 2012, averaging approximately $0.970 USD per CDN during the six month period ended September 30, 2013 compared to approximately $0.998 USD per CDN during the six month period ended September 30, 2012. The Company's balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2013 to $0.971 USD per CDN at September 30, 2013.

During the six month period ended September 30, 2013, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the US.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2013 and September 30, 2012. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities during the six month period ended September 30, 2013 was $3.9 million, a decrease of $1.0 million from $4.9 million during the six month period ended September 30, 2012. The decrease in cash provided reflected an increase in working capital offset by higher cash earnings compared to the prior year.
Net cash used in investing activities decreased by $21.3 million to net cash used of $5.5 million during the six month period ended September 30, 2013 from net cash used of $26.8 million during the six month period ended September 30, 2012. This decrease was primarily due to payments for upgrades of two acquired vessels during the six month period ended September 30, 2012 compared to payments for regular capital expenditures and drydocking projects during the six month period ended September 30, 2013.
Net cash provided by financing activities decreased $18.3 million to $3.8 million provided during the six month period ended September 30, 2013 compared to $22.1 million provided during the six month period ended September 30, 2012. During the six month period ended September 30, 2013, the Company received proceeds of $17.4 million from the revolving credit facility, made principal payments on its term debt of $1.8 million and repaid $11.6 million of the revolver balance. During the six month period ended September 30, 2012, the Company received proceeds of $13.2 million in term loan proceeds (net of debt financing costs), proceeds of $24.0 million from its revolving credit facility and made principal payments on its term debt of $2.8 million and repaid $12.1 million of the revolver balances.
During the six month period ended September 30, 2013, long-term debt, including the current portion, decreased $2.5 million to $140.9 million from $143.4 million as of March 31, 2013. This decrease included $1.8 million in scheduled principal payments and a $0.7 million decrease due to the weaker Canadian dollar.
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
As of September 30, 2013, the Company was in compliance with covenants under the Third Amended and Restated Credit Agreement, as amended.
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
Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at September 30, 2013 was $15.2 million, compared to $13.5 million at March 31, 2013. As of September 30, 2013 and September 30, 2012, the effective rate of preferred dividends was 12.0%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company's Third Amended and Restated Credit Agreement. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $2.5 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2013, including $1.9 million relating to carryover from the 2013 winter season, compared to $24.0 million, including costs related to commencing modifications of the barge we acquired in December, 2011 as well as a carryover of $7.5 million from the 2012 winter season, during the six month period ended September 30, 2012.
Contractual Commitments

A table of our contractual obligations as of March 31, 2013 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no significant changes to our contractual obligations during the six month period ended September 30, 2013.

Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At September 30, 2013, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $51.7 million of term borrowings and CDN $6.5 million of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2013.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2013, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the six month period ended September 30, 2013.

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

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes referred to as step acquisitions) involving a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-05 to have a material effect on the Company's consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the three month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RAND LOGISTICS, INC.

Date:	November 6, 2013	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman
(Principal Executive Officer)

Date:	November 6, 2013	/s/ Joseph W. McHugh, Jr.
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