Form 10-Q
period 2013-12-31
Rand Logistics, Inc.
filed 2014-02-06
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013
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

17,929,864 shares of Common Stock, par value $.0001, were outstanding at February 5, 2014.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2013	March 31, 2013
ASSETS
CURRENT
Cash and cash equivalents	$2,550	$848
Accounts receivable, net (Note 4)	17,848	5,486
Income tax receivable	113	113
Loan to employee	250	250
Prepaid expenses and other current assets (Notes 5 and 8)	8,006	7,842
Deferred income taxes (Note 6)	262	262
Total current assets	29,029	14,801
PROPERTY AND EQUIPMENT, NET (Note 7)	204,107	219,084
OTHER ASSETS (Note 8)	828	1,050
DEFERRED INCOME TAXES (Note 6)	—	2,203
DEFERRED DRYDOCK COSTS, NET (Note 9)	9,564	10,895
INTANGIBLE ASSETS, NET (Note 10)	10,916	12,612
GOODWILL (Note 10)	10,193	10,193
Total assets	$264,637	$270,838
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$4,380	$5,997
Accounts payable	11,154	21,697
Accrued liabilities (Note 13)	22,389	21,316
Deferred income taxes (Note 6)	—	173
Current portion of deferred payment liability (Note 11)	431	431
Current portion of long-term debt (Note 14)	4,465	3,630
Total current liabilities	42,819	53,244
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,287	1,631
LONG-TERM DEBT (Note 14)	133,942	139,760
OTHER LIABILITIES	253	253
DEFERRED INCOME TAXES (Note 6)	12,761	3,532
Total liabilities	191,062	198,420
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 17)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,929,864 shares (Note 17)	1	1
Additional paid-in capital	89,459	89,077
Accumulated deficit	(29,506)	(32,341)
Accumulated other comprehensive (loss) income	(1,279)	781
Total stockholders’ equity	73,575	72,418
Total liabilities and stockholders’ equity	$264,637	$270,838

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012
REVENUE
Freight and related revenue	$39,868	$37,345	$122,428	$112,712
Fuel and other surcharges	8,871	11,994	25,253	35,576
Outside voyage charter revenue	1,160	203	1,160	1,437
TOTAL REVENUE	49,899	49,542	148,841	149,725
EXPENSES
Outside voyage charter fees (Note 18)	1,060	202	1,060	1,447
Vessel operating expenses	32,744	34,695	97,035	99,838
Repairs and maintenance	77	110	1,012	767
General and administrative	2,947	3,145	9,023	9,290
Depreciation	4,264	4,075	12,844	11,186
Amortization of drydock costs	822	878	2,489	2,630
Amortization of intangibles	317	330	958	984
(Gain) loss on foreign exchange	(6)	48	54	34
	42,225	43,483	124,475	126,176
OPERATING INCOME	7,674	6,059	24,366	23,549
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	2,215	2,705	6,949	7,645
Interest income	(3)	(1)	(6)	(7)
Gain on interest rate swap contracts (Note 21)	—	(282)	—	(824)
Loss on extinguishment of debt	—	—	—	3,339
	2,212	2,422	6,943	10,153
INCOME BEFORE INCOME TAXES	5,462	3,637	17,423	13,396
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Current	—	(49)	—	(49)
Deferred	3,781	270	11,949	4,052
	3,781	221	11,949	4,003
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	1,681	3,416	5,474	9,393
PREFERRED STOCK DIVIDENDS	906	804	2,639	2,344
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$775	$2,612	$2,835	$7,049
Net income per share basic and diluted (Note 22)	$0.04	$0.15	$0.16	$0.40
Weighted average shares basic and diluted	17,925,180	17,726,879	17,906,998	17,723,793

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	1,681	3,416	5,474	9,393
Other comprehensive income:
Change in foreign currency translation adjustment	(1,352)	(637)	(2,060)	(186)
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	329	2,779	3,414	9,207

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$79,345
Net loss	—	—	—	—	—	(3,819)	—	(3,819)
Preferred stock dividends	—	—	—	—	—	(3,173)	—	(3,173)
Stock issued in lieu of cash compensation (Note 17)	94,993	—	—	—	559	—	—	559
Restricted stock issued (Note 17)	78,141	—	—	—	590	—	—	590
Unrestricted stock issued (Note 17)	10,854	—	—	—	75	—	—	75
Translation adjustment	—	—	—	—	—	—	(1,159)	(1,159)
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418
Net Income	—	—	—	—	—	2,578	—	2,578
Preferred stock dividends	—	—	—	—	—	(854)	—	(854)
Restricted stock issued (Note 17)	54,337	—	—	—	301	—	—	301
Unrestricted stock issued (Note 17)	4,859	—	—	—	26	—	—	26
Translation adjustment	—	—	—	—	—	—	(1,579)	(1,579)
Balances, June 30, 2013	17,919,462	$1	300,000	$14,900	$89,404	$(30,617)	$(798)	$72,890
Net Income	—	$—	—	$—	$—	$1,215	$—	$1,215
Preferred stock dividends	—	$—	—	$—	$—	$(879)	$—	$(879)
Unrestricted stock issued (Note 17)	5,667	$—	—	$—	$27	$—	$—	$27
Translation adjustment	—	—	—	—	—	—	871	871
Balances, September 30, 2013	17,925,129	$1	300,000	$14,900	$89,431	$(30,281)	$73	$74,124
Net Income	—	$—	—	$—	$—	$1,681	$—	$1,681
Preferred stock dividends	—	$—	—	$—	$—	$(906)	$—	$(906)
Unrestricted stock issued (Note 17)	4,735	$—	—	$—	$28	$—	$—	$28
Translation adjustment	—	$—	—	$—	$—	$—	$(1,352)	$(1,352)
Balances, December 31, 2013	17,929,864	$1	300,000	$14,900	$89,459	$(29,506)	$(1,279)	$73,575

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended December 31, 2013	Nine months ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,474	$9,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	15,333	13,816
Amortization of intangibles and deferred financing costs	1,364	1,662
Deferred income taxes	11,949	4,052
Gain on interest rate swap contracts	—	(824)
Loss on extinguishment of debt	—	3,339
Equity compensation granted	382	453
Deferred drydock costs paid	(3,605)	(3,726)
Changes in operating assets and liabilities:
Accounts receivable	(12,362)	(18,507)
Prepaid expenses and other current assets	(164)	(272)
Accounts payable and accrued liabilities	(6,039)	4,073
Other assets and liabilities	222	525
Income taxes payable (net)	—	(106)
	12,554	13,878
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,123)	(33,623)
	(6,123)	(33,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(344)	(321)
Proceeds from long-term debt	—	15,298
Long-term debt repayment	(2,692)	(3,707)
Debt financing cost	(23)	(2,140)
Proceeds from bank indebtedness	17,415	24,015
Repayment of bank indebtedness	(18,795)	(14,082)
	(4,439)	19,063
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(290)	(144)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,702	(826)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	848	5,563
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,550	$4,737
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$6,698	$7,646
Unpaid purchases of property and equipment	$1,067	$1,394
Unpaid purchases of deferred drydock cost	$2	$19
Payment of income taxes	$—	$53
Capitalized interest	$—	$538

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2013, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the nine month period ended December 31, 2013.

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

Jurisdiction	Open Tax Years
Federal (USA)	2010 – 2013
Various states	2010 – 2013
Federal (Canada)	2009 – 2013
Ontario	2009 – 2013

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

Disclosures about offsetting assets and liabilities
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about offsetting assets and liabilities" ("ASU 2011-11"). ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. ASU 2011-11 requires enhanced disclosure by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted ASU 2010-11 as of April 1, 2013. Such adoption had no impact on the Company's consolidated financial statements.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $15 as of December 31, 2013 and $49 as of March 31, 2013. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2013	March 31, 2013
Prepaid insurance	$332	$334
Fuel and lubricants	5,315	5,063
Deposits and other prepaids	2,359	2,445
	$8,006	$7,842

6.	INCOME TAXES

The Company's effective tax rate was a deferred tax expense of 68.6% for the nine month period ended December 31, 2013 compared to a tax expense of 29.9% for the nine month period ended December 31, 2012. The increase in effective tax rate was primarily due to changes in permanent differences, discrete items and the magnitude of the forecasted full year permanent differences compared to the forecasted full year income before income taxes for the year ending March 31, 2014.
The effective tax rate for the nine month period ended December 31, 2013 was higher than the statutory tax rate due to the comparative magnitude of the domestic permanent differences, which primarily include imputed interest, partially offset by foreign earnings being subject to a lower statutory tax rate.
The Company had no unrecognized tax benefits as of December 31, 2013. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the nine month periods ended December 31, 2013 and December 31, 2012.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2013	March 31, 2013
Cost
Vessels	$260,926	$264,685
Leasehold improvements	3,775	3,779
Furniture and equipment	529	494
Vehicles	20	21
Computer, communication equipment and purchased software	2,886	2,912
	$268,136	$271,891
Accumulated depreciation
Vessels	$60,102	$49,404
Leasehold improvements	1,841	1,496
Furniture and equipment	238	200
Vehicles	13	13
Computer, communication equipment and purchased software	1,835	1,694
	64,029	52,807
	$204,107	$219,084

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	December 31, 2013	March 31, 2013
Customer contract costs	$884	$1,156
Prepaid expenses and other assets	7,950	7,736
Total	$8,834	$8,892

Current portion	8,006	7,842

Other long term assets	$828	$1,050

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31, 2013	March 31, 2013
Drydock expenditures	$16,410	$19,477
Accumulated amortization	(6,846)	(8,582)
	$9,564	$10,895

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2012	$9,879
Drydock costs accrued	4,656
Amortization of drydock costs	(3,497)
Foreign currency translation adjustment	(143)
Balance as of March 31, 2013	$10,895
Drydock costs accrued	1,411
Amortization of drydock costs	(2,489)
Foreign currency translation adjustment	(253)
Balance as of December 31, 2013	$9,564

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2013	March 31, 2013
Intangible assets:
Deferred financing costs	$2,097	$2,120
Trademarks and trade names	977	1,010
Customer relationships and contracts	17,350	17,926
Total identifiable intangibles	$20,424	$21,056
Accumulated amortization:
Deferred financing costs	$708	$309
Trademarks and trade names	765	715
Customer relationships and contracts	8,035	7,420
Total accumulated amortization	9,508	8,444
Net intangible assets	$10,916	$12,612
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

December 31, 2014	$1,789
December 31, 2015	1,789
December 31, 2016	1,493
December 31, 2017	1,157
December 31, 2018	1,157
$7,385

11.	VESSEL ACQUISITIONS

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

As of December 31, 2013 and March 31, 2013, the Company had authorized operating lines of credit under the Third Amended and Restated Credit Agreement in the amounts of CDN $13,500 and US $13,500, and was utilizing CDN $2,000 as of December 31, 2013 and CDN $2,925 as of March 31, 2013 and US $2,500 as of December 31, 2013 and $3,118 as of March 31, 2013, and maintained letters of credit of CDN $100 as of December 31, 2013 and March 31, 2013.

The Third Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.75% or Canadian 30 day BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings, compared to a Canadian Prime Rate plus 3.5% or Canadian 30 day BA rate plus 4.5% on Canadian Dollar borrowings and a U.S. Base rate plus 3.5% or LIBOR plus 4.5% on U.S. Dollar borrowings through August 30, 2012 under the Second Amended and Restated Credit Agreement, and is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations. As of December 31, 2013, the Company had credit availability of US $10,569 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2013	March 31, 2013
Deferred financing and other transaction costs	$—	$26
Payroll compensation and benefits	2,777	1,926
Preferred stock dividends	16,095	13,456
Professional fees	382	385
Interest	655	754
Winter work, deferred drydock expenditures and capital expenditures	63	2,438
Capital and franchise taxes	57	113
Other	2,360	2,218
	$22,389	$21,316

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		December 31, 2013	March 31, 2013
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.75% (3.75% at March 31, 2013) or Canadian BA rate plus 4.75% (4.75% at March 31, 2013) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of CDN $331 commencing December 1, 2012, increasing to CDN $662 commencing December 1, 2014 and the balance due August 1, 2016.	$48,255	$51,493

b)	Grand River US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2013) or US base rate plus 3.75% (3.75% at March 31, 2013) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of US $401 commencing December 1, 2012, increasing to US $802 commencing December 1, 2014 and the balance due on August 1, 2016. Such term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.	62,123	63,325

c)	Black Creek US term loan bearing interest at LIBOR rate plus 4.75% (4.75% at March 31, 2013) or US base rate plus 3.75% (3.75% at March 31, 2013) at the Company’s option. The loan is repayable until August 1, 2016 with quarterly payments of US $181 commencing December 1, 2012, increasing to US $362 commencing December 1, 2014, and the balance due August 1, 2016. Such term loan is collateralized by the existing and newly acquired assets of Lower Lakes, Grand River, Lower Lakes Transportation and Black Creek.	28,029	28,572
		$138,407	$143,390
	Less amounts due within 12 months	4,465	3,630
		$133,942	$139,760

The effective interest rates on the term loans at December 31, 2013, including the effect from the expired interest rate swap contracts, were 6.03% (6.03% at March 31, 2013) on the Canadian term loan, and 4.99% (5.88% at March 31, 2013) on the Grand River US term loan and Black Creek US term loan. The actual interest rates charged without the effect of interest rate swap contracts were 6.03% (6.04% at March 31, 2013) on the Canadian term loan, 4.99% (5.04% at March 31, 2013) on the Grand River US term loan, and 4.99% (5.04% at March 31, 2013) on the Black Creek US term loan.

Principal payments are due as follows:

Twelve month period ending:

December 31, 2014	$4,465
December 31, 2015	7,144
December 31, 2016	126,798
$138,407

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
On March 29, 2013, the Company entered into a First Amendment to the Third Amended and Restated Credit Agreement that modified such agreement's Minimum Fixed Charge Coverage Ratio, Minimum EBITDA, Maximum Senior Funded Debt to EBITDA Ratio and Maximum Capital Expenditures covenants and the definitions of EBITDA and Fixed Charge Coverage Ratio. As of December 31, 2013, the Company was in compliance with covenants contained in the Third Amended and Restated Credit Agreement, as amended.

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

The Company did not have any leases which met the criteria of a capital lease as of December 31, 2013. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012

Operating leases	$145	$122	$422	$334
Operating sublease	40	38	119	115
	$185	$160	$541	$449

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

December 31, 2014	$473
December 31, 2015	387
December 31, 2016	277
December 31, 2017	225
December 31, 2018	197
Thereafter	509
$2,068

The Company is party to a bareboat charter agreement for the McKee Sons barge that expires in December 2018.  The chartering cost included in vessel operating expenses was $253 for the three month period ended December 31, 2013 ($249 for the three month period ended December 30, 2012) and $760 for nine month period ended December 31, 2013 ($747 for the nine month period ended December 31, 2012). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

December 31, 2014	$760
December 31, 2015	760
December 31, 2016	760
December 31, 2017	760
December 31, 2018	760
Thereafter
$3,800

As of December 31, 2013, Lower Lakes had signed contractual commitments with several suppliers totaling $5,677 ($731 as of March 31, 2013) in connection with capital expenditure and drydock projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, Lower Lakes may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2013 an accrual of $316 ($490 as of March 31, 2013) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at December 31, 2013 were $16,095 and at March 31, 2013 were $13,456. As of December 31, 2013, and as of March 31, 2013, the effective rate of preferred dividends was 12% (maximum). The Company is limited in the payment of preferred dividends by the fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2013, a total of 597,796 shares (662,659 shares at March 31, 2013) were available under the LTIP for future awards.

The following table summarize shares issued to officers under employment and restricted stock agreements from time to time.

Date Issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012
Oct 13, 2009	1	39,660	3.17	Employment Agreement	7	7	20	20
				20% on five succeeding anniversaries beginning March 31, 2010
Feb 24, 2010	2	76,691	4.34	Restricted Share Award Agreement	—	28	—	84
				Three years in equal installments on each anniversary date.
Apr 5, 2010	4	37,133	5.32	Restricted Share Award Agreement	—	17	—	50
				Three years in equal installments on each anniversary date.
Apr 8, 2011	6	86,217	7.94	Restricted Share Award Agreement	56	57	169	170
				Three years in equal installments on each anniversary date.
Apr 5, 2012	2	45,754	8.68	Restricted Share Award Agreement	33	33	99	99
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	21	—	70	—
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	26	—	59	—
				Three years in equal installments on each anniversary date.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through December 31, 2013 are as follows:

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

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the nine month period ended December 31, 2013, the Company awarded 15,261 shares for services provided from April 1, 2013 to December 31, 2013. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, the Company issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2013 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at December 31, 2013, had a remaining weighted average contractual life of approximately four years and eight months.  The Company recorded compensation expenses of $Nil for the nine month periods ended December 31, 2013 and December 31, 2012, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of December 31, 2013.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through December 31, 2013.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the nine month periods ended December 31, 2013 and December 31, 2012.

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

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012
Bank indebtedness	$140	$175	$666	$708
Amortization of deferred financing costs	135	131	406	678
Long-term debt	1,904	2,033	5,766	5,778
Interest rate swaps	—	275	—	839
Interest rate caps	3	50	6	50
Deferred payment liability	33	41	105	130
Interest capitalized	—	—	—	(538)
	$2,215	$2,705	$6,949	$7,645

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012

Revenue by country:
Canada	$30,946	$27,267	$87,912	$89,578
United States	18,953	22,275	60,929	60,147
	$49,899	$49,542	$148,841	$149,725

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2013	March 31, 2013
Property and equipment by country:
Canada	$91,863	$100,887
United States	112,244	118,197
	$204,107	$219,084
Intangible assets by country:
Canada	$6,917	$8,081
United States	3,999	4,531
	$10,916	$12,612
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$130,890	$134,230
United States	133,747	136,608
	$264,637	$270,838

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a subordinated note, a deferred payment liability, accrued liabilities and bank indebtedness.  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The subordinated note and deferred payment liabilities are valued based on the interest rate of similar debt in the open market.

Fair value guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The contract for two interest rate swaps entered into effective February 15, 2008, expired on March 31, 2013. The fair value adjustment of the interest rate swap contracts resulted in a gain of $282 for the three month period ended December
31, 2012 and gain of $824 for the nine month period ended December 31, 2012. This gain was included in the Company’s earnings for the three and nine month periods ended December 31, 2012.

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

The Company did not designate the two expired swap contracts for hedge accounting treatment and therefore changes in fair value of these contracts were recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Three months ended December 30, 2013	Three months ended December 30, 2012	Nine months ended December 30, 2013	Nine months ended December 30, 2012
Interest rate swap contracts liability	Other (income) and expenses	$—	$(282)	$—	$(824)

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

The Company had a total of 17,929,864 shares of common stock issued and outstanding as of December 31, 2013, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,344,535 shares for the three month period ended December 31, 2013, 20,208,237 for three month period ended December 31, 2012, 20,326,353 shares for the nine month period ended December 31, 2013 and 20,261,732 for the nine month period ended December 31, 2012. Since the calculation for three and nine month periods ended December 31, 2013 and December 31, 2012 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,925,180 and 17,726,879 for the three month periods ended December 31, 2013 and December 31, 2012, respectively, and 17,906,998 and 17,723,793 for the nine month periods ended December 30, 2013 and December 31, 2012, respectively. The convertible preferred shares convert to an aggregate of 2,419,355 shares of the common stock based on a conversion price of $6.20.

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012
Numerator:
Net income before preferred dividends	$1,681	$3,416	$5,474	$9,393
Preferred stock dividends	(906)	(804)	(2,639)	(2,344)
Net income applicable to common stockholders	$775	$2,612	$2,835	$7,049
Denominator:
Weighted average common shares for basic EPS	17,925,180	17,726,879	17,906,998	17,723,793
Effect of dilutive securities:
Average price during period	5.26	6.50	5.31	7.52
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	417,782	—	361,202
Dilutive shares due to options	—	62,003	—	118,583
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,925,180	17,726,879	17,906,998	17,723,793
Basic EPS	$0.04	$0.15	$0.16	$0.40
Diluted EPS	$0.04	$0.15	$0.16	$0.40

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts below $500,000 presented herein are in thousands, values greater than $500,000 are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2013.

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

Results of Operations for the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012
Selected Financial Information

(USD in 000's)	Three months ended December 31, 2013	Three months ended December 31, 2012	Change	% Change
Revenue:
Freight and related revenue	$39,868	$37,345	$2,523	6.8%
Fuel and other surcharges	$8,871	$11,994	$(3,123)	(26.0)%
Outside voyage charter revenue	$1,160	$203	$957	471.4%
Total	$49,899	$49,542	$357	0.7%
Expenses:
Outside voyage charter fees	$1,060	$202	$858	424.8%
Vessel operating expenses	$32,744	$34,695	$(1,951)	(5.6)%

Sailing Days:	1,370	1,359	11	0.8%
Number of vessels operated:	15	16	(1)	(6.3)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$29,101	$27,480	$1,621	5.9%
Fuel and other surcharges	$6,475	$8,826	$(2,351)	(26.6)%

Expenses per Sailing Day:
Vessel operating expenses	$23,901	$25,530	$(1,629)	(6.4)%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Three months ended December 31, 2012	1,359	$37,345	$11,994	$203	$49,542	$34,695
Changes in three month period ended December 31, 2013:
Decrease attributable to weaker Canadian dollar		(1,373)	(324)	(64)	(1,761)	(1,100)
Net increase attributable to customer demand, pricing (excluding currency impact) and reduction of lost time due to incidents.	11	3,896	(2,799)	—	1,097	(851)
Changes in outside voyage charter revenue (excluding currency impact)				1,021	1,021	—
Sub-total	11	$2,523	$(3,123)	$957	$357	$(1,951)
Three months ended December 31, 2013	1,370	$39,868	$8,871	$1,160	$49,899	32,744

Total revenue during the three month period ended December 31, 2013 was $49.9 million, an increase of 0.7%, compared to $49.5 million during the three month period ended December 31, 2012. This increase was primarily attributable to increased tonnage carried and increased prices, offset by the weaker Canadian dollar and reduced fuel surcharges.
According to the Lake Carriers' Association, during the three month period ended December 31, 2013, U.S.-flagged vessels experienced a modest 0.3% increase in overall customer shipments for the commodities that we carry on the Great Lakes compared to the three month period ended December 31, 2012. Iron ore tonnage hauled by U.S.-flagged vessels decreased 6.4% while aggregates tonnage hauled increased 17.6%. On a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments decreased 1.9%, coal shipments decreased 2.4% and aggregates cargos increased 16.0% as compared to the three month period ended December 31, 2012. During the three month period ended December 31, 2013, we more than offset the decline in our iron ore shipments by altering our commodity mix, which resulted in a 3.4% increase in our tonnage carried for the three month period ended December 31, 2013.
Freight and other related revenue generated from Company-operated vessels increased $2.5 million or 6.8%, to $39.9 million during the three month period ended December 31, 2013 compared to $37.3 million during the three month period ended December 31, 2012. Excluding the impact of currency changes, freight revenue increased 10.4% during the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012.
The increase in freight and related revenue was attributable to the increase in tonnage carried, 11 additional Sailing Days and contractual prices increases. Additionally, certain customer contract renewals included a reset of the base fuel price to reflect prevailing market conditions for fuel, resulting in an increase in freight revenue and an equivalent reduction in fuel surcharges during the three month period ended December 31, 2013. The changes to these agreements had no impact on our actual fuel expenses and did not change the fuel escalation provisions that are part of all of our contracts. There was no impact to operating income resulting from these changes.
We operated fifteen and sixteen vessels during the three month periods ended December 31, 2013 and December 31, 2012, respectively. One of our vessels was in long-term layup status during the three month period ended December 31, 2013.

This vessel operated for 86 days during the three month period ended December 31, 2012. The resultant reduction of Sailing Days attributable to such vessel not sailing during the three month period ended December 31, 2013 was offset by the elimination of lost time due to vessel incidents and the addition of our newest vessel that sailed for 92 days during the three month period ended December 31, 2013, compared to 69 days during the three month period ended December 31, 2012. Management believes that each of our vessels should achieve a theoretical maximum of 92 Sailing Days in our third fiscal quarter, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 91 Sailing Days during the three month period ended December 31, 2013, representing 99.3% of the theoretical maximum, compared to an average of 85 Sailing Days during the three month period ended December 31, 2012, or 92.3% of the theoretical maximum.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion and vessel mechanical issues. We experienced 178 Delay Days during the three month period ended December 31, 2013 compared to 160 Delay Days during the three month period ended December 31, 2012. We reduced Delay Days arising from vessel mechanical issues by 16 days, or 37%, compared to the three month period ended December 31, 2012. However, the reduction in mechanical-related Delay Days during the three month period ended December 31, 2013 was offset by an increase of 34 Delay Days during the three month period ended December 31, 2013 related to increased traffic congestion, dock and weather delays. Weather related delays accounted for approximately 50% of the Delay Days during the three month period ended December 31, 2013, compared to approximately 45% of the Delay Days during the three month period ended December 31, 2012 Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 13.0% for the three month period ended December 31, 2013 compared to 11.8% for the three month period ended December 31, 2012.

Freight and related revenue per Sailing Day increased $1,621, or 5.9%, to $29,101 per Sailing Day during the three month period ended December 31, 2013 compared to $27,480 per Sailing Day during the three month period ended December 31, 2012. This revenue increase was due to an approximate 25% and 17% increase in grain and coal tonnages, respectively, carried during the three month period ended December 31, 2013, and was somewhat offset by a weaker Canadian dollar and an approximate 28% decrease in ore tonnage hauled during the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012. Additionally, one of our customers experienced a seismic shift in its salt mine in August 2013 that continued to affect the tonnage available for carriage during the three month period ended December 31, 2013. To mitigate these reductions, our available Sailing Days were redeployed to other commodities. The overall increase in tonnage carried and the efficient deployment of our vessels were not optimized due to the challenging weather conditions on the Great Lakes during the three month period ended December 31, 2013.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $3.1 million, or 26.0%, to $8.9 million during the three month period ended December 31, 2013 compared to $12.0 million during the three month period ended December 31, 2012. This decrease was attributable to reduced fuel prices, a weaker Canadian dollar and the renewal of several customer contracts that reset the base fuel price and reduced the fuel surcharge (which surcharge was added to Freight and other related revenue), slightly offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $2,351, or 26.6%, to $6,475 per Sailing Day during the three month period ended December 31, 2013 compared to $8,826 per Sailing Day during the three month period ended December 31, 2012.
Vessel operating expenses decreased $2.0 million, or 5.6%, to $32.7 million during the three month period ended December 31, 2013 compared to $34.7 million during the three month period ended December 31, 2012. This decrease was primarily due to a weaker Canadian dollar, reduced fuel pricing and reduced expenses related to vessel incident costs, offset by a greater number of Sailing Days attributable to the elimination of lost time due to incidents. Vessel operating expenses per Sailing Day decreased $1,629, or 6.4%, to $23,901 per Sailing Day during the three month period ended December 31, 2013 from $25,530 per Sailing Day during the three month period ended December 31, 2012.
Our general and administrative expenses were $2.9 million during the three month period ended December 31, 2013, a decrease of $198, or 6.3%,, from $3.1 million during the three month period ended December 31, 2012. The reduction was due to a weaker Canadian dollar partially offset by additional compensation and benefit costs related in part to the full-year effect of our increased shoreside operational support headcount. Our general and administrative expenses represented 7.4% of freight revenues during the three month period ended December 31, 2013 and 8.4% of freight revenues during the three month period ended December 31, 2012.

Depreciation expense increased $189 to $4.3 million during the three month period ended December 31, 2013 compared to $4.1 million during the three month period ended December 31, 2012. This increase was primarily attributable to the articulated tug and barge unit that began sailing in October 2012 and winter 2013 capital expenditures, offset by a weaker Canadian dollar during the three month period ended December 31, 2013.
Amortization of drydock costs decreased $56 to $0.8 million during the three month period ended December 31, 2013 from $0.9 million during the three month period ended December 31, 2012. During the three month period ended December 31, 2013, the Company amortized the deferred drydock costs of thirteen of its sixteen vessels, compared to twelve vessels during the three month period ended December 31, 2012.
As a result of the items described above, during the three month period ended December 31, 2013, the Company’s operating income increased $1.6 million, or 26.7%, to $7.7 million compared to operating income of $6.1 million during the three month period ended December 31, 2012. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 15.3%, or $1.8 million, to $13.1 million during the three month period ended December 31, 2013 from $11.3 million during the three month period ended December 31, 2012.
Interest expense decreased $490 to $2.2 million during the three month period ended December 31, 2013 from $2.7 million during the three month period ended December 31, 2012. This decrease in interest expense was primarily attributable to the expiration of interest rate swap contracts on March 31, 2013, a slightly lower average debt balance and a weaker Canadian dollar that translated into lower interest expenses for our Canadian dollar borrowings.
Our interest rate swap contracts expired on March 31, 2013. During the three month period ended December 31, 2012, we recorded a gain on such contracts of $282.
Our income before income taxes was $5.5 million during the three month period ended December 31, 2013 compared to income before income taxes of $3.6 million during the three month period ended December 31, 2012.
Our effective tax rate was 69.2% on pre-tax income during the three month period ended December 31, 2013 compared to 6.1% on pre-tax income during the three month period ended December 31, 2012. The effective tax rate for the three month period ended December 31, 2013 was higher than the statutory tax rate due to the comparative magnitude of the domestic permanent differences, which primarily include imputed interest, partially offset by foreign earnings being subject to a lower statutory tax rate. Although the Company’s full year forecasted income before income taxes for the year ending March 31, 2014 has increased compared to the full year $4.3 million loss before income taxes incurred during the fiscal year ended March 31, 2013, the value of the full year forecasted permanent differences will exceed our forecasted income before income taxes for the fiscal year ending March 31, 2014, substantially increasing our effective tax rate.

Our provision for income tax expense was $3.8 million during the three month period ended December 31, 2013 as compared to an income tax expense of $221 during the three month period ended December 31, 2012. The increase in income tax expense was due to higher net income before income taxes and a higher consolidated tax rate during the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012. It is anticipated that there will be a recovery of deferred income tax expense during the three month period ending March 31, 2014. This recovery will substantially reduce the income tax provision recorded through December 31, 2013. Due to the seasonality of our business, we normally incur a substantial loss before income taxes in our fourth fiscal quarter when our vessels do not sail on the Great Lakes due to winter conditions and we incur significant repair and maintenance expenses.

Our net income before preferred stock dividends was $1.7 million during the three month period ended December 31, 2013 compared to $3.4 million during the three month period ended December 31, 2012.

We accrued $0.9 million for dividends on our preferred stock during the three month period ended December 31, 2013 compared to $0.8 million during the three month period ended December 31, 2012. The dividends accrued at a rate of 12.0% during each of the three month periods ended December 31, 2013 and December 31, 2012.
Our net income applicable to common stockholders was $775 during the three month period ended December 31, 2013 compared to $2.6 million during the three month period ended December 31, 2012.

The Canadian dollar weakened by 5.6% compared to the U.S. dollar during the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012, averaging approximately $0.953USD per CDN during the three month period ended December 31, 2013 compared to approximately $1.009 USD per CDN during the three month period ended December 31, 2012. The Company's balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2013 to $0.940 USD per CDN at December 31, 2013.
During the three month period ended December 31, 2013, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the US.

Results of Operations for the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012

Selected Financial Information

(USD in 000's)	Nine months ended December 31, 2013	Nine months ended December 31, 2012	Change	% Change
Revenue:
Freight and related revenue	$122,428	$112,712	$9,716	8.6%
Fuel and other surcharges	$25,253	$35,576	$(10,323)	(29.0)%
Outside voyage charter revenue	$1,160	$1,437	$(277)	(19.3)%
Total	$148,841	$149,725	$(884)	(0.6)%
Expenses:
Outside voyage charter fees	$1,060	$1,447	$(387)	(26.7)%
Vessel operating expenses	$97,035	$99,838	$(2,803)	(2.8)%

Sailing Days:	3,918	3,718	200	5.4%
Number of vessels operated:	15	16	(1)	(6.3)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,248	$30,315	$933	3.1%
Fuel and other surcharges	$6,445	$9,569	$(3,124)	(32.6)%

Expenses per Sailing Day:
Vessel operating expenses	$24,766	$26,853	$(2,087)	(7.8)%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Nine months ended December 31, 2012	3,718	$112,712	$35,576	$1,437	$149,725	$99,838
Changes in nine month period ended December 31, 2013:
Decrease attributable to weaker Canadian dollar		(2,712)	(595)	(64)	(3,371)	(2,160)
Net increase attributable to customer demand, pricing (excluding currency impact) and reduction of lost time due to incidents.	200	12,428	(9,728)	0	2,700	(643)
Changes in outside voyage charter revenue (excluding currency impact)				(213)	(213)	0
Sub-total	200	$9,716	$(10,323)	$(277)	$(884)	$(2,803)
Nine months ended December 31, 2013	3,918	$122,428	$25,253	$1,160	$148,841	$97,035

Total revenue during the nine month period ended December 31, 2013 was $148.8 million, a decrease of $0.9 million, or 0.6%, compared to $149.7 million during the nine month period ended December 31, 2012. This decrease was primarily attributable to reduced fuel surcharges, the effect of the weaker Canadian dollar and reduced outside voyage charter revenue, partially offset by increased tonnage carried and increased prices.
According to the Lake Carriers' Association, during the nine month period ended December 31, 2013, U.S.-flagged vessels experienced a modest 0.3% decrease in overall customer shipments for the commodities that we carry on the Great Lakes compared to the nine month period ended December 31, 2012. The 3.0% decline in iron ore tonnage hauled was offset by a 3.7% increase in coal and a 1.6% increase in aggregates hauled by U.S.-flagged vessels during the 2013 sailing season. However, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments decreased 5.4%, coal shipments decreased 2.8% and aggregates cargos increased 1.7% as compared to the nine month period ended December 31, 2012. During the nine month period ended December 31, 2013, we more than offset the decline in our iron ore and coal shipments by altering our commodity mix, which resulted in a 6.7% increase in our tonnage carried for the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012.
Freight and other related revenue generated from Company-operated vessels increased $9.7 million, or 8.6%, to $122.4 million during the nine month period ended December 31, 2013 compared to $112.7 million during the nine month period ended December 31, 2012. Excluding the impact of currency changes, freight revenue increased 11.0% during the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012.
The increase in freight and related revenue was attributable to contractual price increases and 200 additional Sailing Days. Additionally, certain customer contract renewals included a reset of the base fuel price to reflect prevailing market conditions for fuel, resulting in an increase in freight revenue and an equivalent reduction in fuel surcharges during the nine month period ended December 31, 2013. The changes to these agreements had no impact on our actual fuel expenses and did not change the fuel escalation provisions that are part of all of our contracts. There was no impact to operating income resulting from this change.

We operated fifteen and sixteen vessels during the nine month periods ended December 31, 2013 and December 31, 2012, respectively. One of our vessels was in long-term layup status during the nine month period ended December 31, 2013. This vessel operated for 251 days during the nine month period ended December 31, 2012. The resultant reduction of Sailing Days attributable to such vessel not sailing during the nine month period ended December 31, 2013 was offset by the reduction of lost days due to vessel incidents from 149 Sailing Days during the nine month period ended December 31, 2012 to 23 Sailing Days during the nine month period ended December 31, 2013 and the addition of our newest vessel, which sailed for 274 days during the nine month period ended December 31, 2013 compared to 69 days during the nine month period ended December 31, 2012. For the nine month period ended December 31, 2013, lost Sailing Days due to incidents accounted for 0.6% of total days sailed compared to 4.0% total days sailed during the nine month period ended December 31, 2012. Management believes that each of our vessels should achieve a theoretical maximum of 275 Sailing Days in our first three fiscal quarters, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 261 Sailing Days during the nine month period ended December 31, 2013, representing 95.0% of the theoretical maximum, compared to an average of 243 Sailing Days during the nine month period ended December 31, 2012, or 88% of the theoretical maximum.

We experienced 400 Delay Days during the nine month period ended December 31, 2013 compared to 354 Delay Days during the nine month period ended December 31, 2012. We reduced Delay Days arising from vessel mechanical issues by 41 days, or 33.1%, during the nine month period ended December 31, 2013 as compared to the nine month period ended December 31, 2012. However, the reduction in mechanical Delay Days during the nine month period ended December 31, 2013 was offset by an increase of 87 Delay Days related to traffic congestion, dock and weather delays. Weather delays accounted for over 37% of the Delay Days during the nine month period ended December 31, 2013 versus approximately 28% for the same period ended December 31, 2012. For the three fiscal quarters ended December 31, 2013, Delay Days represent a Lost Time Factor of 10.2% compared to 9.5% for the nine month period ended December 31, 2012.

Freight and related revenue per Sailing Day increased $933 or 3.1%, to $31,248 per Sailing Day during the nine month period ended December 31, 2013 compared to $30,315 per Sailing Day during the nine month period ended December 31, 2012. This revenue increase was attributable to growth of our share of the salt market and an improved grain crop, which together generated an approximately 25% increase in tonnage hauled for both commodities during the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012. This revenue increase was somewhat offset by a weaker Canadian dollar and an approximately 5% decrease in coal tonnage and 15% decrease in iron ore tonnage hauled during the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012, To mitigate the effect of the reduction in iron ore and coal tonnage that was carried and the resultant reduction of salt that was carried for a customer that experienced a seismic shift in its salt mine, the available Sailing Days were redeployed to the aggregates trade. This shift in Sailing Days allocated to aggregates and away from iron ore and coal, combined with inclement weather conditions that resulted in both the delayed opening of certain of our customers facilities, vessel delays, and a lack of scheduling flexibility due to the weakened economic environment, impacted the efficiencies of our trade patterns during the nine month period ended December 31, 2013.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $10.3 million, or 29.0%, to $25.3 million during the nine month period ended December 31, 2013 compared to $35.6 million during the nine month period ended December 31, 2012. This decrease was attributable to reduced fuel prices, a weaker Canadian dollar and the renewal of several customer contracts that reset the base fuel price and reduced the fuel surcharge (which surcharge was added to Freight and other related revenue), slightly offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $3,124, or 32.6%, to $6,445 per Sailing Day during the nine month period ended December 31, 2013 compared to $9,569 per Sailing Day during the nine month period ended December 31, 2012.
Vessel operating expenses decreased $2.8 million, or 2.8%, to $97.0 million during the nine month period ended December 31, 2013 compared to $99.8 million during the nine month period ended December 31, 2012. This decrease was primarily due to a weaker Canadian dollar, reduced fuel pricing and reduced operating expenses related to vessel incident costs, offset by a greater number of Sailing Days attributable to the elimination of lost time due to incidents. Vessel operating expenses per Sailing Day decreased $2,087, or 7.8%, to $24,766 per Sailing Day during the nine month period ended December 31, 2013 from $26,853 per Sailing Day during the nine month period ended December 31, 2012.

Repairs and maintenance expenses, which primarily consist of expensed winter work and vessel layup and fitout costs, increased to $1.0 million during the nine month period ended December 31, 2013 from $0.8 million during the nine month period ended December 31, 2012. This increase was primarily attributable to fitting out seven vessels during the nine month period ended December 31, 2013 as compared to six vessels during the nine month period ended December 31, 2012. The number of vessels we fitout increased due to the delayed opening of certain customer facilities and the shift in commodity mix we experienced during the nine month period ended December 31, 2013.
Our general and administrative expenses decreased $267, or 2.9%, to $9.0 million during the nine month period ended December 31, 2013 as compared to $9.3 million during the nine month period ended December 31, 2012, due to reduced legal costs and financing fees related to our credit agreements and a weaker Canadian dollar, offset by additional compensation and benefit costs related in part to the full year effect of our increased shoreside operational support headcount. Our general and administrative expenses represented 7.4% of freight revenues during the nine month period ended December 31, 2013 and 8.2% of freight revenues during the nine month period ended December 31, 2012.
Depreciation expense increased $1.6 million to $12.8 million during the nine month period ended December 31, 2013 compared to $11.2 million during the nine month period ended December 31, 2012. This increase was primarily attributable to the articulated tug and barge unit that began sailing at the end of the 2012 sailing season and winter 2013 capital expenditures, offset by a weaker Canadian dollar during the nine month period ended December 31, 2013.
Amortization of drydock costs decreased $141 to $2.5 million during the nine month period ended December 31, 2013 from $2.6 million during the nine month period ended December 31, 2012. During the nine month period ended December 31, 2013, the Company amortized the deferred drydock costs of thirteen of its sixteen vessels, compared to twelve vessels during the nine month period ended December 31, 2012.
As a result of the items described above, during the nine month period ended December 31, 2013, the Company’s operating income increased 0.9 million, or 3.5%, to $24.4 million compared to operating income of $23.5 million during the nine month period ended December 31, 2012. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 6.0%, or $2.4 million, to $40.7 million during the nine month period ended December 31, 2013 from $38.3 million during the nine month period ended December 31, 2012.
Interest expense decreased $0.7 million to $6.9 million during the nine month period ended December 31, 2013 from $7.6 million during the nine month period ended December 31, 2012. This decrease in interest expense was primarily attributable to the expiration of interest rate swap contracts on March 31, 2013,  a slightly lower average debt balance, lower amortization of deferred financing costs and capitalization of interest during the nine month period ended December 31, 2012 associated with the debt incurred to modify our most recent vessel acquisition.
Our interest rate swap contracts expired on March 31, 2013. During the nine month period ended December 31, 2012, we recorded a gain on such contracts of $0.8 million.
Our income before income taxes was $17.4 million during the nine month period ended December 31, 2013 compared to income before income taxes of $13.4 million during the nine month period ended December 31, 2012.
Our effective tax rate was 68.6% on pre-tax income during the nine month period ended December 31, 2013 compared to 29.9% on pre-tax income during the nine month period ended December 31, 2012. The effective tax rate for the nine month period ended December 31, 2013 was higher than the statutory tax rate due to the comparative magnitude of the domestic permanent differences, which primarily include imputed interest, partially offset by foreign earnings being subject to a lower statutory tax rate. Although the Company’s full year forecasted income before income taxes for the year ending March 31, 2014 increased compared to the full year $4.3 million loss before income taxes incurred during the fiscal year ended March 31, 2013, the value of the full year forecasted permanent differences exceeded the forecasted income before income taxes for the fiscal year ending March 31, 2014, substantially increasing our effective tax rate.

Our provision for income tax expense was $11.9 million during the nine month period ended December 31, 2013, compared to an income tax expense of $4.0 million during the nine month period ended December 31, 2012. The increase in income tax expense was due to higher net income before income taxes and a higher consolidated tax rate during the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012. It is anticipated that there will be a recovery of deferred income tax expense during the three month period ending March 31, 2014. This recovery will substantially reduce the income tax provision recorded through December 31, 2013. Due to seasonality of our business, we normally incur a substantial loss before income taxes in our fourth fiscal quarter when our vessels do not sail on the Great Lakes due to winter conditions and we incur significant repair and maintenance expenses.

Our net income before preferred stock dividends was $5.5 million during the nine month period ended December 31, 2013 compared to $9.4 million during the nine month period ended December 31, 2012.

We accrued $2.6 million for dividends on our preferred stock during the nine month period ended December 31, 2013 compared to $2.3 million during the nine month period ended December 31, 2012. The dividends accrued at a rate of 12.0% during each of the nine month periods ended December 31, 2013 and December 31, 2012.
Our net income applicable to common stockholders was $2.8 million during the nine month period ended December 31, 2013 compared to $7.0 million during the nine month period ended December 31, 2012.
The Canadian dollar weakened by 3.7% compared to the U.S. dollar during the nine month period ended December 31, 2013 compared to the nine month period ended December 31, 2012, averaging approximately $0.964 USD per CDN during the nine month period ended December 31, 2013 compared to approximately $1.002 USD per CDN during the nine month period ended December 31, 2012. The Company's balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2013 to $0.971 USD per CDN at December 31, 2013.
During the nine month period ended December 31, 2013, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the US.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the nine month periods ended December 31, 2013 and December 31, 2012. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities during the nine month period ended December 31, 2013 was $12.6 million, a decrease of $1.3 million from $13.9 million during the nine month period ended December 31, 2012. The decrease in cash provided reflected an increase in working capital offset by higher cash earnings compared to the prior year.
Net cash used in investing activities decreased by $27.5 million to net cash used of $6.1 million during the nine month period ended December 31, 2013 from net cash used of $33.6 million during the nine month period ended December 31, 2012. This decrease was primarily due to payments for upgrades of two acquired vessels during the nine month period ended December 31, 2012 compared to payments for regular capital expenditures and drydocking projects during the nine month period ended December 31, 2013.

Net cash provided by financing activities decreased $23.5 million to $4.4 million used during the nine month period ended December 31, 2013 compared to $19.1 million provided during the nine month period ended December 31, 2012. During the nine month period ended December 31, 2013, the Company received proceeds of $17.4 million from the revolving credit facility, made principal payments on its term debt of $2.7 million and repaid $18.8 million of the revolver balance. During the nine month period ended December 31, 2012, the Company received proceeds of $13.2 million in term loan proceeds (net of debt financing costs), proceeds of $24.0 million from its revolving credit facility and made principal payments on its term debt of $3.7 million and repaid $14.1 million of the revolver balances.
During the nine month period ended December 31, 2013, long-term debt, including the current portion, decreased $5.0 million to $138.4 million from $143.4 million as of March 31, 2013. This decrease included $2.7 million in scheduled principal payments and a $2.3 million decrease due to the weaker Canadian dollar.
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
As of December 31, 2013, the Company was in compliance with covenants under the Third Amended and Restated Credit Agreement, as amended.
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
Preferred Stock and Preferred Stock Dividends
The Company has accrued, but not paid, its preferred stock dividends since January 1, 2007. The shares of the series A convertible preferred stock rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company. The accrued dividend payable at December 31, 2013 was $16.1 million, compared to $13.5 million at March 31, 2013. As of December 31, 2013 and December 31, 2012, the effective rate of preferred dividends was 12.0%. The dividend rate increased to a cap of 12.0% effective July 1, 2011 until such time as the accrued dividends are paid in cash. The Company is limited in the payment of preferred stock dividends by the fixed charge coverage ratio covenant in the Company's Third Amended and Restated Credit Agreement. Under the terms of the preferred stock, upon the conversion of the preferred stock to common stock, a subordinated promissory note will be issued whereby the cash dividends will accrue at the rates set for the preferred stock and the note must be paid at the earlier of the second anniversary of the conversion or seven years from the initial issuance date of the preferred stock.
Investments in Capital Expenditures and Drydockings
We incurred $3.7 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2013, including $1.9 million relating to carryover from the 2013 winter season, compared to $28.8 million, including costs related to commencing modifications of the barge we acquired in December, 2011 as well as a carryover of $7.5 million from the 2012 winter season, during the nine month period ended December 31, 2012.
Contractual Commitments
A table of our contractual obligations as of March 31, 2013 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. As of December 31, 2013, Lower Lakes had signed contractual commitments with several suppliers totaling $5,677 ($731 as of March 31, 2013) in connection with capital expenditure and drydock projects.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At December 31, 2013, our liability for financial instruments with exposure to foreign currency risk was approximately CDN 51.3 million of term borrowings and CDN $2.0 million of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to US dollars before operating cash flows can make up for such a currency conversion change.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2013.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2013, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units is less than the carrying value of our reporting units during the nine month period ended December 31, 2013.

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

Jurisdiction	Open Tax Years
Federal (USA)	2010 - 2013
Various states	2010 - 2013
Federal (Canada)	2009 - 2013
Ontario	2009 - 2013
Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Pronouncements
Disclosures about offsetting assets and liabilities

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about offsetting assets and liabilities" ("ASU 2011-11"). ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. ASU 2011-11 requires enhanced disclosure by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted ASU 2010-11 as of April 1, 2013. Such adoption had no impact on the Company's consolidated financial statements.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the three month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RAND LOGISTICS, INC.

Date:	February 5, 2014	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman
(Principal Executive Officer)

Date:	February 5, 2014	/s/ Joseph W. McHugh, Jr.
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