Form 10-K
period 2014-03-31
Rand Logistics, Inc.
filed 2014-06-12
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2013 was $70,590,200.40
17,933,859 shares of Common Stock were outstanding at June 11, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 23, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAND LOGISTICS, INC.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, references to Rand Logistics, Inc. (“Rand”), “we,” “our,” “us” and the “Company” include Rand and its wholly-owned direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), Lower Lakes Transportation Company (“Lower Lakes Transportation”), Grand River Navigation Company, Inc. (“Grand River”), Black Creek Shipping Company, Inc. (“Black Creek”), Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)")
Cautionary Note Regarding Forward-Looking Statements
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
Subsequent to our acquisition of Lower Lakes Towing and Grand River, we have added ten vessels to our fleet through acquisition transactions, including the calendar year 2011 acquisitions of three articulated tug and self-unloading barge units and two bulk carriers, and we also retired two smaller vessels.
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company.

On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada.

Vessel Acquisitions

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
On December 1, 2011, Grand River purchased a tug from USUOS for a purchase price of approximately $7.8 million. Also on December 1, 2011, Grand River acted as USUOS's third-party designee to purchase a self-unloading barge from U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, for a purchase price of approximately $12.0 million. The acquisitions of the tug and barge were financed with additional borrowings under our U.S. term loan. Subsequent to these acquisitions, the Company undertook modifications to the tug/barge vessel to meet Great Lakes standards. This tug/barge vessel was put into service on October 23, 2012.
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan is a Danish flagged chemical tanker that we intend to convert into a Canadian flagged river class self-unloader vessel. We currently plan to introduce this vessel into service during the second half of the 2015 sailing season.
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
As of March 31, 2014, our fleet consisted of the following vessels:

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

Customers
Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as grain, coal, iron ore, construction aggregates and salt. Lower Lakes' top ten customers accounted for approximately 64%, 60% and 63% of its revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The timing of the end of the Company's fiscal year in relation to the sailing season allows most of a sailing season's receivables to be collected prior to the end of the Company's fiscal year. Lower Lakes is the sole-source shipping provider to several of its customers. With few exceptions, Lower Lakes' customers are under long-term contracts with Lower Lakes, which contracts typically average three to five years in duration and provide for minimum and maximum annual tonnage requirements, annual price escalation features and fuel surcharge adjustments. Certain of our customer contracts also provide for water level adjustments. Lower Lakes' key customers include ADM Agri-Industries; Bunge Canada; Cargill; CARMEUSE S.A.; Essar Steel Algoma Inc.; Holcim Inc.; James Richardson International Ltd.; and Lafarge S.A. James Richardson International Ltd. and Essar Steel Algoma Inc. each represent more than 10% of our revenues.

Industry and Competition
Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors: Algoma Central Corporation and American Steamship Company. Algoma Central Corporation is a Canadian company that owns 18 self-unloading vessels, two of which are River Class boom-forward vessels, and six gearless bulk carriers. American Steamship Company operates in the U.S. and maintains a fleet of 17 vessels, three of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.
Employees
As of March 31, 2014, Lower Lakes had approximately 504 full-time employees, 83 of whom were shoreside and management and 421 of whom were shipboard employees. Approximately 40% of Lower Lakes' shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.
Our executive officers are Laurence S. Levy, who serves as our executive chairman; Edward Levy, who serves as our president; and Joseph W. McHugh, Jr., who serves as our chief financial officer. Carol Zelinski is the secretary of Rand.
Seasonality
Lower Lakes operates in a seasonal waterway system, primarily due to the cold weather patterns on the Great Lakes from December through March which cause lock closures, waterway ice, and customer facility closings, which typically shut down Great Lakes shipping for a period of up to 90 days commencing from late December until late March. Lower Lakes also experiences a seasonal pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in the vessels. This pattern causes seasonal fluctuations in Lower Lakes' liquidity and capital resources. Such winter work, capital expenditures and drydocking costs are incurred during a period when customer collections have largely ended in February from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 30 to 60 days prior to the receipt of significant customer collections for services provided at the beginning of the shipping season.  To manage working capital cycles, Lower Lakes' Fourth Amended and Restated Credit Facility includes a revolver feature with a seasonal overadvance facility which provides working capital from the April through June period, after which customer collections typically exceed cash disbursements.

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

Environmental

The Company operations are subject to environmental protection legislation enacted by the United States and Canadian governments, Great Lakes and St Lawrence River states and provinces and companion regulations, many of which were adopted after public rulemaking proceedings.

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

The Company's vessel operations are limited to the Great Lakes and St. Lawrence River ecosystem services. Ballast water management for these services is governed by overlapping USCG and EPA rules. Canada is a signatory to the International Maritime Organization (“IMO”) Convention on ballast water discharges, which has yet to be enacted.

Clean Air Regulations. The Company's Great Lakes and St. Lawrence River services are subject to North American Emissions Control Area ("ECA") rules. These rules have limited the sulfur content of marine fuels to 1.0% since August 1, 2012. Such limit will decrease to 0.1% of marine fuels effective August 1, 2015.

Under a reciprocal agreement between the U.S. and Canada, a "Fleet Averaging" framework for Canadian flag vessels, including those of the Company, was put in place to coincide with the imposition of the U.S. ECA. Fleet Averaging allows Canadian flag ship owners to achieve a reduction in emissions across their fleets in a phased-in manner through the period ending 2020. The Company anticipates achieving its required marine emissions through a variety of improvement programs such as the use of exhaust gas scrubbers, switching to low sulfur content fuels (including, potentially, liquefied natural gas) and through other means.

Financial Information About Geographic Areas

Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes provides domestic port-to-port services to both Canada and the United States in the Great Lakes region and operates both U.S. and Canadian flagged vessels.

Information about our geographic operations is as follows:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Revenue by country:
Canada	$91,109	$92,813	$79,381
United States	64,695	63,825	68,444
	$155,804	$156,638	$147,825

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2014	March 31, 2013
Property and equipment by country:
Canada	$99,050	$100,887
United States	116,437	118,197
	$215,487	$219,084
Intangible assets by country:
Canada	$9,666	$8,081
United States	6,567	4,531
	$16,233	$12,612
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Availability of Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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
Capital expenditures and other costs necessary to operate and maintain Lower Lakes' vessels tend to increase with the age of each vessel. Accordingly, it is likely that the operating costs of Lower Lakes' older vessels will increase. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require Lower Lakes to make additional expenditures. For example, if the U.S. Coast Guard, Transport Canada, the American Bureau of Shipping or Lloyd's Register of Shipping (independent classification societies that inspect the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment. In order to satisfy any such requirement, Lower Lakes may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable Lower Lakes to operate its older vessels profitably during the remainder of their anticipated economic lives.
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
Lower Lakes enters into contracts of affreightment (COAs) pursuant to which Lower Lakes agrees to carry cargoes, typically for industrial customers, who transport dry bulk cargoes. Lower Lakes also enters into spot market voyage contracts, where Lower Lakes is paid a rate per ton to carry a specified cargo from one location to another. All of these contracts subject Lower Lakes to counterparty credit risk. As a result, we are subject to credit risks at various levels, including with charterers, cargo interests, or terminal customers. If the counterparties fail to meet their obligations, Lower Lakes could suffer losses on such contracts which would decrease our revenues and earnings.
Lower Lakes may not be able to generate sufficient cash flows to meet its debt service obligations.
Lower Lakes' ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. Lower Lakes' business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its liquidity needs, including capital expenditures and winter work expenses. Lower Lakes' indebtedness under its credit facilities bears interest at floating rates, and therefore, if interest rates increase, Lower Lakes' debt service requirements will increase, except for that portion of Lower Lakes' term debt that is limited by interest rate caps. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
A default under Lower Lakes' indebtedness may have a material adverse effect on our financial condition.
In the event of a default under Lower Lakes’ indebtedness, the holders of the indebtedness under Lower Lakes’ credit facilities generally would be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable. In addition, borrowings under Lower Lakes’ senior credit facility are secured by a first priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  Borrowings under Lower Lakes’ second-lien credit facility are secured by a second priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek.  Subject to the terms of the intercreditor agreement between the lenders under our senior credit facility and the lenders under our second-lien credit facility, in the event of a default under our second-lien credit facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  In addition, default under one debt instrument within Lower Lakes’ credit facilities could in turn permit lenders under other debt instruments within Lower Lakes’ credit facilities to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default and cross acceleration clauses. Moreover, upon the occurrence of an event of default under Lower Lakes' credit facilities, the commitment of the lenders to make any further loans to us could be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, may have a material adverse effect on our results of operations.

Servicing debt could limit funds available for other purposes, such as the payment of dividends.
Lower Lakes will use cash to pay the principal and interest on its debt, and to fund capital expenditures, drydock costs and winter work expenses. Such payments limit funds that would otherwise be available for other purposes, including distributions of cash to our stockholders.

Lower Lakes' credit facilities contain restrictive covenants that will limit its liquidity and corporate activities.
Lower Lakes' credit facilities impose operating and financial restrictions that limit its ability to:

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
Because Lower Lakes generates approximately 60% of its revenues and expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer reduced U.S. dollar earnings.
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
The Seafarers International Union of Canada, or SIU, attempted without success to organize Lower Lakes' unlicensed Canadian employees several years ago. Although we believe that support for this union is low, if SIU is ever successful in organizing a union among Lower Lakes' Canadian employees, it could result in increased labor costs or reduced productivity for Lower Lakes, which could have a material adverse effect on our results of operations.
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
The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,419,355 shares of our common stock, subject to certain adjustments, which, on an “as converted” basis, represents approximately 12% of our aggregate outstanding common stock.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.
We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future acquisition, which would reduce the equity interest of our stockholders.
Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 31,586,356 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.
Future acquisitions of vessels or businesses by Rand or Lower Lakes would subject Rand and Lower Lakes to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Rand's or Lower Lakes' capital structure.
Rand intends to pursue acquisition opportunities in an effort to diversify its investments and/or grow its business. While neither Rand nor Lower Lakes is presently committed to any acquisition, Rand may be actively pursuing one or more potential acquisition opportunities.
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
If the market values of Lower Lakes' owned vessels decrease, Lower Lakes may breach some of the covenants contained in its credit facilities. If Lower Lakes breaches such covenants and is unable to remedy the relevant breach, Lower Lakes' lenders could accelerate their debt and foreclose on the collateral, including Lower Lakes' vessels. Any loss of vessels would significantly decrease the ability of Rand to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, Rand would incur a loss that would reduce earnings.
A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.
The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes' owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd's Register of Shipping.
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
Rand is subject to the Jones Act, other U.S. laws and the Coasting Trade Act (Canada) that restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, vessels must be at least 75% owned and operated by U.S. citizens and manned by U.S. crews and, in addition, the vessels must have been built in the United States. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to its U.S. flagged vessels, Rand is responsible for monitoring the ownership of its capital stock to ensure compliance with U.S. maritime laws. If Rand does not comply with these restrictions, Rand will be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances Rand will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for its vessels, and fines or forfeiture of the vessels.
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
As of March 31, 2014, the average age of the vessels operated by Lower Lakes was approximately 53 years. The expense of maintaining, repairing and upgrading Lower Lakes' vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any of its vessels, our financial performance would be adversely affected.

Lower Lakes is subject to environmental laws that could require significant expenditures both to maintain compliance with such laws and to pay for any uninsured environmental liabilities resulting from a spill or other environmental disaster.
Our shipping business and vessel operations are materially affected by environmental and other government regulations in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, we cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of our vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit our ability to do business or increase the cost of its doing business, which may materially adversely affect its operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect our results of operations. Lower Lakes currently maintains pollution liability coverage insurance. However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on Rand's cash flow, profitability and financial position.

The operation of Lower Lakes' vessels is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Rand's operating results.
Rand's operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes' vessels. Fuel prices have increased substantially since 2004. Although fuel price escalation clauses are included in substantially all of Lower Lakes' contracts of affreightment, which enable Lower Lakes to pass the majority of its increased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest in the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand's operating results will be adversely affected.
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
If Lower Lakes' vessels suffer damage, they may need to be repaired at Lower Lakes' cost at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. Lower Lakes may have to pay repair costs that insurance does not cover. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, could decrease its revenues and earnings substantially, particularly if a number of vessels are damaged or repaired at the same time.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We maintain our executive offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our executive chairman, and Edward Levy, our president. We also currently lease the following properties:

o	Lower Lakes Towing leases approximately 12,000 square feet of warehouse space at 107 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 24,800 square feet of warehouse space at 109 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 1,300 square feet of space at 32861 Pin Oak Parkway, Suite B, Avon Lake, Ohio under a lease that expires on March 31, 2016.

o	Grand River leases approximately 1,194 square feet at 3301 Veterans Drive, Suite 210, Traverse City, Michigan under a lease that expires October 31, 2015.

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

	Common Stock
Quarter Ended	High	Low
June 30, 2012	$9.25	$7.11
September 30, 2012	$8.50	$6.59
December 31, 2012	$7.79	$5.91
March 31, 2013	$7.39	$5.47
June 30, 2013	$6.10	$4.80
September 30, 2013	$5.58	$4.66
December 31, 2013	$6.20	$4.69
March 31, 2014	$7.49	$5.58

Holders
As of June 11, 2014, there were 12 holders of record of our common stock.
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
Stock Performance Graph

The following graph compares from March 31, 2009 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and an industry peer group consisting of Algoma Central Corp., International Shipholding Company, and Horizon Lines Inc. The following graph is based on the closing price of our common stock from March 31, 2009 through March 31, 2014.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of the Company as of and for the years ended March 31, 2014, 2013, 2012, 2011 and 2010. The information in the following table should be read together with the Company's consolidated financial statements and accompanying notes as of and for the years ended March 31, 2014, 2013, 2012, 2011 and 2010 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

Selected Financial Data (USD millions except share data)	2014	2013	2012	2011	2010
Revenue
Freight and related revenue	$128.1	$117.8	$107.6	$90.4	$85.1
Fuel and other surcharges	$26.5	$37.4	$38.9	$20.5	$15.4
Outside voyage charter revenue	$1.2	$1.4	$1.3	$7.1	$7.7
	$155.8	$156.6	$147.8	$118.0	$108.2
Operating income	$10.9	$8.1	$15.2	$6.8	$7.6

Net (loss) income applicable to common shareholders	$(7.9)	$(7.0)	$5.3	$(2.2)	$0.8

Net (loss) income per share -basic	$(0.44)	$(0.39)	$0.33	$(0.16)	$0.06
Net (loss) income per share - diluted	$(0.44)	$(0.39)	$0.33	$(0.16)	$0.06

Weighted average shares - basic	17,912,647	17,740,372	16,336,930	13,632,961	13,071,651
Weighted average shares - diluted	17,912,647	17,740,372	16,336,930	13,632,961	13,071,651

Other Operating Data
Depreciation	$17.0	$15.4	$11.6	$7.7	$9.2
Amortization of drydock costs	$3.3	$3.5	$3.0	$2.8	$2.5
Amortization of intangibles	$1.3	$1.3	$1.3	$1.2	$1.4

Property and equipment, net	$215.5	$219.1	$200.9	$166.7	$98.5
Total assets	$265.0	$270.8	$257.8	$215.5	$148.0

Long-term debt, including current portion	$104.9	$143.4	$133.6	$112.2	$62.7
Subordinated debt	$72.5	$—	$—	$—	$—
Total equity	$60.7	$72.4	$79.3	$58.3	$51.5

Number of vessels operated as of the year end date	15	16	14	12	12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts are presented in millions except share, per share and per day amounts. The following management's discussion and analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Overview
Business
Rand (formerly Rand Acquisition Corporation) was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing and its affiliate, Grand River.
Subsequent to the acquisition of Lower Lakes Towing and Grand River, we have added ten vessels to our fleet through acquisition transactions, including the calendar year 2011 acquisitions of three self-unloading articulated tug and barge units and two bulk carriers. We have also retired two smaller vessels.
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

Results of Operations
Fiscal year ended March 31, 2014 compared to fiscal years ended March 31, 2013 and 2012
Selected Financial Information

(USD in 000's)	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Revenue:
Freight and related revenue	$128,145	$117,797	$107,618
Fuel and other surcharges	$26,475	$37,404	$38,886
Outside voyage charter revenue	$1,184	$1,437	$1,321
Total	$155,804	$156,638	$147,825
Expenses:
Outside voyage charter fees	$1,086	$1,447	$1,312
Vessel operating expenses	$102,804	$104,896	$97,274
Repairs and maintenance	$7,191	$8,350	$7,179
Sailing days:	4,166	3,922	3,721
Number of vessels operated:	15	16	14
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$30,760	$30,035	$28,922
Fuel and other surcharges	$6,355	$9,537	$10,450
Expenses per sailing day:
Vessel operating expenses	$24,677	$26,746	$26,142
Repairs and maintenance	$1,726	$2,129	$1,929

Fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013
Selected Financial Information

(USD in 000's)	Year ended March 31, 2014	Year ended March 31, 2013	Change	% Change
Revenue:
Freight and related revenue	$128,145	$117,797	$10,348	8.8%
Fuel and other surcharges	$26,475	$37,404	$(10,929)	(29.2)%
Outside voyage charter revenue	$1,184	$1,437	$(253)	(17.6)%
Total	$155,804	$156,638	$(834)	(0.5)%
Expenses:
Outside voyage charter fees	$1,086	$1,447	$(361)	(24.9)%
Vessel operating expenses	$102,804	$104,896	$(2,092)	(2.0)%
Repairs and maintenance	$7,191	$8,350	$(1,159)	(13.9)%
Sailing Days:	4,166	3,922	244	6.2%
Number of vessels operated:	15	16	(1)	(6.3)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,760	$30,035	$725	2.4%
Fuel and other surcharges	$6,355	$9,537	$(3,182)	(33.4)%

Expenses per Sailing Day:
Vessel operating expenses	$24,677	$26,746	$(2,069)	(7.7)%
Repairs and maintenance	$1,726	$2,129	$(403)	(18.9)%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Fiscal year ended March 31, 2013	3,922	$117,797	$37,404	$1,437	$156,638	$104,896
Changes in fiscal year ended March 31, 2014
Decrease attributable to weaker Canadian dollar		(2,914)	(672)	(66)	(3,652)	(2,361)
Net increase attributable to customer demand, pricing (excluding currency impact) and reduction of lost time due to incidents.	244	13,262	(10,257)	—	3,005	269
Changes in outside voyage charter revenue (excluding currency impact)				(187)	(187)	—
Sub-total	244	$10,348	$(10,929)	$(253)	$(834)	$(2,092)
Fiscal year ended March 31, 2014	4,166	$128,145	$26,475	$1,184	$155,804	102,804

Total revenue during the fiscal year ended March 31, 2014 was $155.8 million, a decrease of 0.5%, compared to $156.6 million during the fiscal year ended March 31, 2013. This decrease was primarily attributable to reduced fuel surcharges and a weaker Canadian dollar, offset by increased tonnage carried and increased prices.
According to the Lake Carriers' Association, during the 2013 sailing season, U.S.-flagged vessels on the Great Lakes experienced a modest 0.3% decrease in overall customer shipments for the commodities that we carry compared to the 2012 sailing season. The 3.0% decline in iron ore tonnage hauled was offset by a 3.7% increase in coal and a 1.6% increase in aggregates hauled by U.S.-flagged vessels during the 2013 sailing season compared to the 2012 sailing season. In the 2013 sailing season, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments decreased 5.4%, coal shipments decreased 2.8% and aggregates cargos increased 1.7% compared to the 2012 sailing season.
During the three month period ended March 31, 2014, the Great Lakes experienced one of its harshest winters in approximately thirty years. Ice coverage on the Great Lakes reached near record levels during the winter season, delaying the formal opening of the St. Lawrence Seaway. Once the locks were opened, passage on the lakes and the seaway was limited, requiring Coast Guard ice breaker assistance to facilitate the limited movements that did occur. During the three month period ended March 31, 2014, on a total Great Lakes basis, iron ore shipments decreased 32.7% and coal shipments decreased 15.2% compared to the three month period ended March 31, 2013. There was no movement of aggregates cargoes during the three month period ended March 31, 2014. According to the Lake Carriers Association, U.S.-flagged vessels on the Great Lakes experienced a 38.3% decrease in overall customer shipments for the commodities that we carry during the three month period ended March 31, 2014. During the three month period ended March 31, 2014, iron ore tonnage hauled by U.S.-flagged vessels decreased 40.5%, coal tonnage hauled by U.S.-flagged vessels decreased 27.7% and there was no movement of aggregates due to the delay in the opening of the quarries.
During the fiscal year ended March 31, 2014, we more than offset the decline in our iron ore and coal shipments by altering our commodity mix, which resulted in a 4.8% increase in our tonnage carried for the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. Our tonnage carried in the fiscal year ended March 31, 2014 was significantly negatively impacted by the adverse weather conditions experienced throughout such fiscal year.

Freight and other related revenue generated from Company-operated vessels increased $10.3 million or 8.8%, to $128.1 million during the fiscal year ended March 31, 2014 compared to $117.8 million during the fiscal year ended March 31, 2013. Excluding the impact of currency changes, freight revenue increased 11.3% during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.
The increase in freight and related revenue was attributable to the increase in tonnage carried, 244 additional Sailing Days and contractual price increases. Additionally, certain customer contract renewals included a reset of the base fuel price to reflect prevailing market conditions for fuel, resulting in an increase in freight revenue and an equivalent reduction in fuel surcharges during the fiscal year ended March 31, 2014. The changes to these agreements had no impact on our actual fuel expenses and did not change the fuel escalation provisions that are part of all of our contracts. There was no impact to operating income resulting from these changes.
We operated fifteen and sixteen vessels during the fiscal years ended March 31, 2014 and March 31, 2013, respectively. One of our vessels was in long-term layup status during the fiscal year ended March 31, 2014. This vessel operated for 251 days during the fiscal year ended March 31, 2013. The reduction of Sailing Days attributable to such vessel not sailing during the fiscal year ended March 31, 2014 was offset by the elimination of lost time due to vessel incidents and the addition of our newest vessel, which sailed for 296 days during the fiscal year ended March 31, 2014, compared to 92 days during the fiscal year ended March 31, 2013. Management believes that each of our vessels should achieve a theoretical maximum of 275 Sailing Days in the sailing season, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s operated vessels sailed an average of approximately 278 Sailing Days during the fiscal year ended March 31, 2014, compared to an average of 255 Sailing Days during the fiscal year ended March 31, 2013.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation and includes delays caused by inclement weather, dock delays, traffic congestion and vessel mechanical issues. We experienced 470 Delay Days during the fiscal year ended March 31, 2014 compared to 375 Delay Days during the fiscal year ended March 31, 2013. We reduced Delay Days arising from vessel mechanical issues during the fiscal year ended March 31, 2014 by 40 days, or 31%, compared to the fiscal year ended March 31, 2013. However, the reduction in mechanical-related Delay Days during the fiscal year ended March 31, 2014 was offset by an increase of 137 Delay Days during the fiscal year ended March 31, 2014 related to increased weather-related delays, dock delays and traffic congestion. Weather-related delays accounted for approximately 43% of the Delay Days during the fiscal year ended March 31, 2014 compared to approximately 28% of the Delay Days during the fiscal year ended March 31, 2013. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 11.3% for the fiscal year ended March 31, 2014 compared to 9.6% for the fiscal year ended March 31, 2013.

Freight and related revenue per Sailing Day increased $725, or 2.4%, to $30,760 per Sailing Day during the fiscal year ended March 31, 2014 compared to $30,035 per Sailing Day during the fiscal year ended March 31, 2013. This revenue increase was due to an approximate 26%, 19% and 5% increases in salt, grain and aggregates tonnages carried, respectively, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013, and was somewhat offset by a weaker Canadian dollar and an approximate 18% decrease in ore tonnage hauled during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The overall increase in tonnage carried and the efficient deployment of our vessels were not optimized due to the challenging weather conditions on the Great Lakes throughout the fiscal year ended March 31, 2014 generally, and further exacerbated in the three month period ended March 31, 2014.
All of our customer contracts have fuel surcharge provisions pursuant to which changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $10.9 million, or 29.2%, to $26.5 million during the fiscal year ended March 31, 2014 compared to $37.4 million during the fiscal year ended ended March 31, 2013. This decrease was attributable to reduced fuel prices, a weaker Canadian dollar and the renewal of several customer contracts that reset the base fuel price and reduced the fuel surcharge (which surcharge was added to freight and other related revenue), slightly offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $3,182, or 33.4%, to $6,355 per Sailing Day during the fiscal year ended March 31, 2014 compared to $9,537 per Sailing Day during the fiscal year ended March 31, 2013.

Vessel operating expenses decreased $2.1 million, or 2.0%, to $102.8 million during the fiscal year ended March 31, 2014 compared to $104.9 million during the fiscal year ended March 31, 2013. This decrease was primarily due to a weaker Canadian dollar, reduced fuel pricing and reduced expenses related to vessel incident costs, offset by a greater number of Sailing Days attributable to the elimination of lost time due to incidents. Vessel operating expenses per Sailing Day decreased $2,069, or 7.7%, to $24,677 per Sailing Day during the fiscal year ended March 31, 2014 from $26,746 per Sailing Day during the fiscal year ended March 31, 2013.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $1.2 million to $7.2 million during the fiscal year ended March 31, 2014 from $8.4 million during the fiscal year ended March 31, 2013 primarily due to the three acquired vessels acquired in fiscal 2012 which incurred higher costs in the prior year, as well as lower fitout costs, which were delayed due to the late start of the 2014 sailing season. Repairs and maintenance per Sailing Day decreased $403, or 18.9%, to $1,726 per Sailing Day during the fiscal year ended March 31, 2014 from $2,129 per Sailing Day during the fiscal year ended March 31, 2013.
Our general and administrative expenses were $12.2 million during the fiscal year ended March 31, 2014, a decrease of 1.3 million, or 9.8%, from $13.5 million during the fiscal year ended March 31, 2013. The reduction was due to a weaker Canadian dollar and reduced legal expenses and bank fees, partially offset by additional compensation and benefit costs. Our general and administrative expenses represented 9.5% of freight revenues during the fiscal year ended March 31, 2014 compared to 11.4% of freight revenues during the fiscal year ended March 31, 2013.
Depreciation expense increased $1.6 million to $17.0 million during the fiscal year ended March 31, 2014 compared to $15.4 million during the fiscal year ended March 31, 2013. This increase was primarily attributable to the articulated tug and barge unit that began sailing in October 2012 and winter 2013 capital expenditures, offset by a weaker Canadian dollar during the fiscal year ended March 31, 2014.
Amortization of drydock costs decreased $207 to $3.3 million during the fiscal year ended March 31, 2014 from $3.5 million during the fiscal year ended March 31, 2013. During each of the fiscal years ended March 31, 2014 and 2013, the Company amortized the deferred drydock costs of twelve of its sixteen vessels.
As a result of the items described above, during the fiscal year ended March 31, 2014, the Company’s operating income increased $2.8 million, or 35.1%, to $10.9 million compared to operating income of $8.1 million during the fiscal year ended March 31, 2013. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles increased 14.9%, or $4.2 million, to $32.5 million during the fiscal year ended March 31, 2014 from $28.3 million during the fiscal year ended March 31, 2013.
Interest expense decreased $798 to $9.4 million during the fiscal year ended March 31, 2014 from $10.2 million during the fiscal year ended March 31, 2013. This decrease in interest expense was primarily attributable to the expiration of interest rate swap contracts on March 31, 2013, a slightly lower average debt balance and a weaker Canadian dollar that translated into lower interest expenses for our Canadian dollar borrowings.
Our interest rate swap contracts expired on March 31, 2013. During the fiscal year ended March 31, 2013, we recorded a gain on such contracts of $1.1 million.
Our income before income taxes was $316 during the fiscal year ended March 31, 2014 compared to loss before income taxes of $4.3 million during the fiscal year ended March 31, 2013.
Our effective tax rate for fiscal year ended March 31, 2014 was 1,526.3% on pre-tax income of $316 resulting in an income tax expense of $4.8 million. Other than statutory minimum foreign federal tax of approximately $100, none of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our effective tax rate for fiscal year ended March 31, 2013 was 11.4% on pre-tax loss of $4.3 million resulting in an income tax recovery of $0.5 million.

Our current effective tax expense is primarily driven by the establishment of a $4.1 million reserve or valuation allowance against our U.S. federal net deferred tax assets. Our U.S. NOL was $46.1 million as of March 31, 2014. As it relates to the $4.1 million valuation allowance against our US federal net deferred tax assets, the Company is required to establish a valuation allowance when future deductibility is uncertain. At March 31, 2014, the Company determined that its U.S. Federal net deferred tax assets, including net operating loss carry-forwards, may not be utilized. Generally accepted accounting principles in the U. S.

("US GAAP") requires the evaluation of the prior three years cumulative US pre-tax earnings to determine the usability of an NOL. Based on the US GAAP requirements, management determined that the reserve was warranted as of March 31, 2014. On an ongoing basis, the valuation allowance will be reviewed and adjusted based on management's assessment of the realizability of the net deferred tax assets.

Our provision for income tax expense was $4.8 million during the fiscal year ended March 31, 2014 compared to an income tax recovery of $0.5 million during the fiscal year ended March 31, 2013. The increase in income tax expense was due to higher net income before income taxes and a higher consolidated tax rate during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.  In addition to pre-tax earnings variances, the increase in income tax expense was due to the implementation of a full Federal valuation allowance against the U.S. Federal net deferred tax assets.

Our net income before preferred stock dividends was $4.5 million during the fiscal year ended March 31, 2014 compared to $3.8 million during the fiscal year ended March 31, 2013.

We accrued $3.4 million for dividends on our preferred stock during the fiscal year ended March 31, 2014 compared to $3.2 million during the fiscal year ended March 31, 2013. The dividends accrued at a rate of 12.0% during the fiscal year ended March 31, 2013 and through March 11, 2014 in the fiscal year ended March 31, 2014. Beginning on March 12, 2014, dividends accrued at a rate of 7.75%. As of March 31, 2014, all preferred stock dividends had been paid.
Our net loss applicable to common stockholders was $7.9 million during the fiscal year ended March 31, 2014 compared to a net loss of $7.0 million during the fiscal year ended March 31, 2013.
The Canadian dollar weakened by 4.9% compared to the U.S. dollar during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013, averaging approximately $0.950 USD per CDN during the fiscal year ended March 31, 2014 compared to approximately $0.999 USD per CDN during the fiscal year ended March 31, 2013. The Company's balance sheet translation rate decreased from $0.984 USD per CDN at March 31, 2013 to $0.905 USD per CDN at March 31, 2014.
During the fiscal year ended March 31, 2014, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012

Selected Financial Information

(USD in 000's)	Year ended March 31, 2013	Year ended March 31, 2012	Change	% Change
Revenue:
Freight and related revenue	$117,797	$107,618	$10,179	9.5%
Fuel and other surcharges	$37,404	$38,886	$(1,482)	(3.8)%
Outside voyage charter revenue	$1,437	$1,321	$116	8.8%
Total	$156,638	$147,825	$8,813	6.0%
Expenses:
Outside voyage charter fees	$1,447	$1,312	$135	10.3%
Vessel operating expenses	$104,896	$97,274	$7,622	7.8%
Repairs and maintenance	$8,350	$7,179	$1,171	16.3%
Sailing Days:	3,922	3,721	201	5.4%
Number of vessels operated:	16	14	2	14.3%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,035	$28,922	$1,113	3.8%
Fuel and other surcharges	$9,537	$10,450	$(913)	(8.7)%

Expenses per Sailing Day:
Vessel operating expenses	$26,746	$26,142	$604	2.3%
Repairs and maintenance	$2,129	$1,929	$200	10.4%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Fiscal year ended March 31, 2012	3,721	$107,618	$38,886	$1,321	$147,825	$97,274
Changes in fiscal year ended December 31, 2013:
Decrease attributable to weaker Canadian dollar		(470)	(139)	(7)	(616)	(434)
Net decrease attributable to vessel incidents	(123)	(3,428)	(2,101)		(5,529)	(1,525)
Net increase attributable to customer demand, pricing (excluding currency impact) and reduction of lost time due to incidents.	324	14,077	758		14,835	9,581
Changes in outside voyage charter revenue (excluding currency impact)				123	123
Sub-total	201	$10,179	$(1,482)	$116	$8,813	$7,622
Fiscal year ended March 31, 2013	3,922	$117,797	$37,404	$1,437	$156,638	$104,896

Total revenue during the fiscal year ended March 31, 2013 was $156.6 million, an increase of $8.8 million, or 6.0%, compared to $147.8 million during the fiscal year ended March 31, 2012. This increase was primarily attributable to higher freight revenue, partially offset by reduced fuel surcharges and the effect of the slightly weaker Canadian dollar.
According to the Lake Carriers' Association, during the 2012 sailing season, U.S.-flagged vessels industry-wide experienced a 5.1% decrease in overall customer demand for the commodities that we carry on the Great Lakes compared to the 2011 sailing season. Other than aggregates, for which U.S.-flagged shipments increased 1.7%, overall industry tonnage decreased for all of the major commodities that we carried on the Great Lakes during the 2012 sailing season compared to the 2011 sailing season.
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
We operated sixteen vessels during the fiscal year ended March 31, 2013, including the three vessels acquired during the fiscal year ended March 31, 2012, compared to fourteen vessels operated during the fiscal year ended March 31, 2012. However, one of the aforementioned vessels however only began sailing on October 23, 2012. Management believes that each of our vessels should achieve a theoretical maximum 275 Sailing Days (April1 through December 31), assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s operated vessels sailed an average of approximately 255 Sailing Days during the fiscal year ended March 31, 2013 compared to an average of 266 Sailing Days during the fiscal year ended March 31, 2012.

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
As a result of the items described above, during the fiscal year ended March 31, 2013, the Company’s operating income decreased $7.1 million to $8.1 million compared to operating income of $15.2 million during the fiscal year ended March 31, 2012. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles decreased 9.3%, or $2.9 million, to $28.3 million during the fiscal year ended March 31, 2013 from $31.2 million during the fiscal year ended March 31, 2012
Interest expense increased $0.8 million to $10.2 million during the fiscal year ended March 31, 2013 from $9.3 million during the fiscal year ended March 31, 2012. This increase in interest expense was primarily attributable to higher average debt balances due to the CDN $4.0 million increase in the Canadian Term Loan in July 2011, the $25.0 million increase in the U.S. Term Loan on December 1, 2011, the $15.3 million net increase in U.S. Term Loan on August 30, 2012 and higher average revolver balance.
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
During the fiscal year ended March 31, 2013, the Company operated an average of seven vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Our outside voyage charter revenue and costs relate solely to our Canadian subsidiary and approximately half of our general and administrative costs are incurred in Canada. Nearly half of our interest expense is incurred in Canada. All of our preferred stock dividends are accrued in the U.S..
Impact of Inflation and Changing Prices
During the fiscal years ended March 31, 2012, 2013 and 2014, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the past three fiscal years, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 4.9% during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 and a decrease of approximately 0.9% during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the fiscal years ended March 31, 2014 and March 31, 2013. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities during the fiscal year ended March 31, 2014 was $11.2 million, a decrease of $9.4 million from $20.6 million during the fiscal year ended March 31, 2013. The decrease in cash provided reflected an increase in working capital partially offset by higher cash earnings compared to the prior year.

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during the fiscal years ended March 31, 2014, 2013 or 2012. The timing of the end of the Company's fiscal year in relation to the sailing season allows most of a sailing season's receivables to be collected prior to the end of the Company's fiscal year.
Net cash used in investing activities decreased by $22.0 million to net cash used of $17.1 million during the fiscal year ended March 31, 2014 from net cash used of $39.1 million during the fiscal year ended March 31, 2013. This decrease was primarily due to payments during the fiscal year ended March 31, 2013 for upgrades of two acquired vessels, compared to payments for regular capital expenditures, drydocking projects and the acquisition of a vessel during the fiscal year ended March 31, 2014.
Net cash provided by financing activities increased $5.7 million to $8.3 million used during the fiscal year ended March 31, 2014 compared to $14.0 million provided during the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2014, the Company received proceeds of $21.7 million from its revolving credit facility, refinanced the debt structure of the Company, resulting in proceeds of $177.5 million as discussed below, made principal payments and repaid the balance of its term debt of $139.4 million, repaid $27.4 million of the revolver balance and paid accrued preferred stock dividends of $16.9 million . During the fiscal year ended March 31, 2013, the Company received proceeds of $13.1 million in term loan proceeds (net of debt financing costs), proceeds of $24.3 million from its revolving credit facility and made principal payments on its term debt of $4.6 million and repaid $18.3 million of the revolver balances.
Fourth Amended and Restated Credit Agreement

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair and Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amends and restates the existing Third Amended and Restated Credit Agreement to which the borrowers are a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidates the existing U.S. term loans into a single term loan, (iii) provides for certain new loans and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $17.5 million with a seasonal overadvance facility equal to the lesser of US $17.0 million or CDN $17.5 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4 million subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $17.5 million with a seasonal overadvance facility of US $17 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $.05 million subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $54.9 million as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”), (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $55.2 million as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings will be repayable as follows: (i) payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (iii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan will bear interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

Obligations under the Fourth Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek and Lower Lakes Towing, and a pledge of 65% of the outstanding capital stock of Lower Lakes Towing; (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek; (iv) a pledge by Lower Lakes Towing of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Fourth Amended and Restated Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Fourth Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 85% of the orderly liquidation value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

The Fourth Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors’, the borrowers’ and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Fourth Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Fourth Amended and Restated Credit Agreement being accelerated.

As a result of the execution of the Fourth Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $1.3 million during the fiscal year ended March 31, 2014, that consisted of the unamortized deferred financing costs in connection with the previously existing financing arrangement.
As of March 31, 2014, the Company was in compliance with covenants under the Fourth Amended and Restated Credit Agreement.
Term Loan Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance , Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provides term loans (i) to partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) to partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our Series A Convertible Preferred Stock and (iv) to provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement provides for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million (the “Second Lien CDN Term Loan”), (ii) U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38.3 million (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32.5 million.

The outstanding principal amount of the Second Lien CDN Term Loan borrowings will be repayable upon the Second Lien CDN Term Loan’s maturity on March 11, 2020. The outstanding principal amount of the Second Lien U.S. Term Loan borrowings will be repayable upon the Second Lien U.S. Term Loan’s maturity on March 11, 2020.

The Second Lien CDN Term Loan and Second Lien U.S. Term Loan will bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Term Loan Credit Agreement) plus 9.50% per annum, or (ii) the U.S. Base Rate (as defined in the Term Loan Credit Agreement), plus 8.50% per annum.

Obligations under the Term Loan Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers, other than Black Creek and Lower Lakes Towing, and a pledge of 65% of the outstanding capital stock of Lower Lakes Towing, (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek, (iv) a pledge by Lower Lakes Towing of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holding. The indebtedness of each domestic borrower under the Term Loan Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower.

Under the Term Loan Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

The Term Loan Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Term Loan Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Term Loan Credit Agreement being accelerated.

The obligations of the borrowers and the liens of the lenders under the Term Loan Credit Agreement are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

As of March 31, 2014, the Company was in compliance with covenants under the Term Loan Credit Agreement.
Intercreditor Agreement

Also on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek, Lower Lakes Ship Repair, Rand, Rand LL Holdings, Rand Finance, Black Creek Holdings and Lower Lakes (17) (collectively, the “Credit Parties”), General Electric Capital Corporation, as agent for the lenders under the Fourth Amended and Restated Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding , LLC, as agent for the lenders under the Term Loan Credit Agreement (the “Second Lien Lenders”), entered into an Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which the Second Lien Lenders have agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens in granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the Fourth Amended and Restated Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and  interest payments under the Term Loan Credit Agreement.

Previous Agreements

On August 30, 2012, Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders, entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) which (i) amended and restated the amended and restated credit agreement to which the borrowers were a party, dated as of September 28, 2011 (as the same had been amended from time to time, the “2011 Credit Agreement”), in its entirety, (ii) continued the tranches of loans provided for under the 2011 Credit Agreement, (iii) refinanced the indebtedness of Black Creek under its existing credit facility and adds Black Creek as a U.S. Borrower, (iv) provided for certain new loans and (v) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.
The Third Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing could borrow up to CDN $13.5 million with a seasonal overadvance facility of CDN $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4 million, subject to limitations, (ii) a revolving credit facility that included letters of credit under which Lower Lakes Transportation could borrow up to US $13.5 million with a seasonal overadvance facility of US $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $0.1 million, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $53.0 million as of the date of the Third Amended and Restated Credit Agreement (the “2012 CDN Term Loan”), (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River was obligated to the lenders in the amount of $64.1 million as of the date of the Third Amended and Restated Credit Agreement (the “Grand River Term Loan”) and (v) a U.S. dollar denominated term loan facility under which Black Creek was obligated to lenders in the amount of $28.9 million as of the date of the Third Amended and Restated Credit Agreement (the “Black Creek Term Loan”).

Under the Third Amended and Restated Credit Agreement, total scheduled term loan principal payments paid on a quarterly basis were approximately $3.6 million per year (2.5% of the total term debt at inception) in the fiscal year ended March 31, 2014, approximately $5.4 million in the fiscal year ending March 31, 2015, approximately $7.3 million in the fiscal year ending March 31, 2016 and the remaining balance to be repaid in the fiscal year ending March 31, 2017, subject to customary excess cash flow and collateral coverage conditions. Under the prior credit agreements, the Company was obligated to pay approximately $9.2 million per year in scheduled principal payments.
Under the Third Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on August 1, 2016. The outstanding principal amount of the 2012 CDN Term Loan borrowings was repayable as follows: (i) quarterly payments of CDN $0.3 million commencing December 1, 2012 and ending September 2014, (ii) quarterly payments of CDN $0.7 million commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the 2012 CDN Term Loan upon the 2012 CDN Term Loan's scheduled maturity on August 1, 2016. The outstanding principal amount of the Grand River Term Loan borrowings was repayable as follows: (i) quarterly payments of US $0.4 million commencing December 1, 2011 and ending on September 1, 2014, (ii) quarterly payments of US $0.8 million commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Grand River Term Loan upon the Grand River Term Loan's scheduled maturity on August 1, 2016. The outstanding principal amount of the Black Creek Term Loan borrowings was repayable as follows: (i) quarterly payments of US $0.2 million commencing quarterly December 1, 2011 and ending September 1, 2014, (ii) quarterly payments of US $0.4 million commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Black Creek Term Loan upon the Black Creek Term Loan's scheduled maturity on August 1, 2016.
Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the 2012 CDN Term Loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum. Borrowings under the U.S. revolving credit facility, U.S. swing line facility and the Grand River Term Loan and Black Creek Term Loan bore interest, at the borrowers' option, equal to (i) LIBOR (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum, or (ii) the U.S. Base Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum.
Obligations under the Third Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek; (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek; and (iv) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Third Amended and Restated Credit Agreement was unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guaranteed the obligations of the Canadian borrower and each Canadian guarantor guaranteed the obligations of the Canadian borrower.
Under the Third Amended and Restated Credit Agreement, the borrowers are required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeded the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.
The Third Amended and Restated Credit Agreement contained certain covenants, including those limiting the guarantors', the borrowers', and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Third Amended and Restated Credit Agreement required the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could have resulted in the loans under the Third Amended and Restated Credit Agreement being accelerated.
On March 29, 2013, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a First Amendment (the “First Amendment”) to the Third Amended and Restated

Credit Agreement. The First Amendment modified the Credit Agreement's Minimum Fixed Charge Coverage Ratio, Minimum EBITDA, Maximum Senior Funded Debt to EBITDA Ratio and Maximum Capital Expenditures covenants and the definitions of EBITDA and Fixed Charge Coverage Ratio.
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

Preferred Stock and Preferred Stock Dividends
The shares of the Company's series A convertible preferred stock rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each Series A Preferred Share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of our acquisition of Lower Lakes, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company.
As of March 31, 2014, the Company had fully paid all accrued dividends on its preferred stock. The accrued dividend payable at March 31, 2014 was $nil, compared to $13.5 million at March 31, 2013. As of March 31, 2014, the effective rate of preferred dividends was 7.75%. As of March 31, 2013, the effective rate of preferred dividends was 12.0%. The dividend rate decreased to 7.75% upon the cash payment of the accrued dividends.
Investments in Capital Expenditures and Drydockings
We incurred $15.8 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2014 (excluding $7.6 million for an acquired vessel described below), including $1.9 million of carryover from the 2013 winter season, compared to $40.1 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2013, including $7.5 million in the fiscal year ended March 31, 2013 relating to carryover from the 2012 winter season and $26.1 million, including a carryover of $2.3 million from the 2011 winter season, in the fiscal year ended March 31, 2012.
Vessel Acquisitions
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7,000,000. The Lalandia Swan is a Danish flagged chemical tanker that we intend to convert into a Canadian flagged river class self-unloader vessel. We currently plan to introduce this new vessel into service during the 2015 sailing season.
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
Contractual Commitments
The following table summarizes the Company's contractual obligations for the next five years and thereafter as of March 31, 2014.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$104,890	$787	$2,098	$2,098	$99,907
Subordinated Debt Obligations	$72,500	—	—	—	$72,500
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,029	499	702	380	448
Purchase Obligations	1,801	1,801	—	—	—
Bareboat Charter Agreement	3,800	760	1,520	1,520	—
Total	$185,020	$3,847	$4,320	$3,998	$172,855

As of June 11, 2014, we had aggregate purchase obligations of $19.3 million, including $3.7 million due in less than one year.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At March 31, 2014, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $54.8 million of term borrowings and CDN $nil of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to U.S. dollars before operating cash flows can make up for such a currency conversion change.
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
Interest Rate Risk
We are exposed to changes in interest rates associated with our banking facilities and senior debt bearing variable interest rates under our Fourth Amended and Restated Credit Agreement, which carries interest rates which vary with Canadian Prime

Rates and B.A. Rates for Canadian borrowings, and U.S. Prime Rates and Libor Rates on U.S. borrowings under the Term Loan Credit Agreement, which carries interest rates which vary with the Libor rates, the U.S. Prime rates and the Federal Funds rates.
In December 2012, the Company entered into two interest rate cap contracts through December 1, 2015 covering 38% of its outstanding term debt at a cap of three month Libor at 2.5% on 50% of its U.S. Term Debt borrowings and three month BA rates at 3.0% on 50% of its Canadian Term Debt borrowings. The notional amount on each of these instruments decreases in accordance with the principal payments schedule of the Third Amended and Restated Credit Agreement dated August 30, 2012.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2014.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the twelve month period ended March 31, 2014.

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

There is a current examination taking place by the U.S. taxing authorities for the financial year 2012 with no adjustments proposed as of the date of this Annual Report on Form 10-K. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to its consolidated financial statements related to this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. Excluding the interest rate cap agreements discussed below, as of March 31, 2014, approximately $104.9 million of our senior debt bore interest at interest rates ranging from 4.24% to 5.26% and $72.6 million of our subordinated debt bore interest at 10.75%. Based on our total outstanding floating rate debt as of March 31, 2014 and subject to the interest rate cap agreements discussed below, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.6 million annually on the Company's U.S. term debt and subordinated debt borrowings and approximately $0.5 million annually on the Company's Canadian term debt and subordinated debt borrowings.
As of March 31, 2014, the Company had two outstanding interest rate cap agreements covering 38% of its outstanding term debt at a cap of three month Libor at 2.5% on 50% of its U.S. term debt borrowings and three month BA rates at 3.0% on 50% of its Canadian term debt borrowings. The notional amount on each of these instruments will decrease with each previously scheduled principal payment under the Third Amended and Restated Credit Agreement. As of March 31, 2014, we were paying a weighted average fixed rate of 7.2% (including applicable margins). The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.
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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2014 based on the criteria set forth in a report entitled 1992 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information, as of June 11, 2014, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	479,785	$5.66	589,066
Equity compensation plans not approved by security holders	—	—	—
Total	479,785	$5.66	589,066

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
10.4
Second Amended and Restated Credit Agreement, dated September 28, 2011, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company and Grand River Navigation Company, Inc., as borrowers, Rand LL Holdings Corp., Rand Finance Corp. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (11)

10.5
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 1, 2011, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., the other Credit Parties signatory thereto, the other Lenders signatory thereto and General Electric Capital Corporation, as Agent. (12)

10.6
Third Amended and Restated Loan Agreement, dated August 30, 2012, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (13)

10.7
First Amendment to Third Amended and Restated Credit Agreement, dated March 29, 2013, among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and lender, and certain other lenders. (14)

10.8	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Laurence S. Levy. (15)
10.9	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Edward Levy. (15)
10.10	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (15)
10.11
Fourth Amended and Restated Credit Agreement, dated March 11, 2014, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc., Lower Lakes Ship Repair Company Ltd., Lower Lakes Towing (17) Ltd. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (16)

10.12
Term Loan Credit Agreement, dated as of March 11, 2014, among Lower Lakes Towing Ltd, , Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc. and Rand Logistics, Inc., as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders. (16)

10.13
Intercreditor Agreement, dated as of March 11, 2014, by and among General Electric Capital Corporation, in its capacity as agent for the lenders under the Fourth Amended and Restated Credit Agreement, Guggenheim Corporate Funding, LLC, in its capacity as administrative agent for the lenders under the Term Loan Credit Agreement, Lower Lakes Towing Ltd, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, and Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc., Lower Lakes Ship Repair Company Ltd., Lower Lakes Towing (17) Ltd. and Rand Logistics, Inc., as obligors. (16)

10.14	Memorandum of Agreement, dated March 11, 2014, by and between Uni-Tankers M/T “Lalanida Swan” ApS and Lower Lakes Towing Ltd. (16)
21	Subsidiaries of Rand. (17)
23	Consent of Grant Thornton LLP, independent registered public accounting firm. (17)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
101.INS	XBRL Instance Document (17)
101.SCH	XBRL Taxonomy Extension Schema Document (17)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (17)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (17)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (17)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (17)

(1)	Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006.
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117051).
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006.
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.
(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on September 21, 2012, filed with the Securities and Exchange Commission on July 27, 2012.
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009.
(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2011.
(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2011.
(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2012.
(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2013.
(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2013.
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2014.
(17)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.
By:	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman

Date: June 11, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence S. Levy	Executive Chairman	June 11, 2014
Laurence S. Levy	(Principal Executive Officer)

/s/ Edward Levy	President	June 11, 2014
Edward Levy
/s/ Joseph W. McHugh, Jr.	Vice President	June 11, 2014
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Scott Bravener	Director	June 11, 2014
Scott Bravener
/s/ H. Cabot Lodge, III	Director	June 11, 2014
H. Cabot Lodge, III
/s/ Jonathan Brodie	Director	June 11, 2014
Jonathan Brodie
/s/ Michael D. Lundin	Director	June 11, 2014
Michael D. Lundin
/s/ John Binion	Director	June 11, 2014
John Binion

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2014 expressed an unqualified opinion.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 11, 2014	Chartered Accountants
Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the internal control over financial reporting of Rand Logistics, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2014, and our report dated June 11, 2014 expressed an unqualified opinion on those financial statements.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 11, 2014	Chartered Accountants
Licensed Public Accountants

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31, 2014	March 31, 2013
ASSETS
CURRENT
Cash and cash equivalents	$2,602	$848
Accounts receivable, net (Note 4)	2,629	5,486
Income tax receivable	96	113
Loan to employee	250	250
Prepaid expenses and other current assets (Notes 5 and 8)	7,344	7,842
Deferred income taxes (Note 6)	121	262
Total current assets	13,042	14,801
PROPERTY AND EQUIPMENT, NET (Note 7)	215,487	219,084
OTHER ASSETS (Note 8)	730	1,050
DEFERRED INCOME TAXES (Note 6)	—	2,203
DEFERRED DRYDOCK COSTS, NET (Note 9)	9,321	10,895
INTANGIBLE ASSETS, NET (Note 10)	16,233	12,612
GOODWILL (Note 10)	10,193	10,193
Total assets	$265,006	$270,838
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$—	$5,997
Accounts payable	11,792	21,697
Accrued liabilities (Note 13)	7,956	21,316
Income taxes payable	100	—
Deferred income taxes (Note 6)	35	173
Current portion of deferred payment liability (Note 11)	499	431
Current portion of long-term debt (Note 14)	787	3,630
Total current liabilities	21,169	53,244
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	1,100	1,631
LONG-TERM DEBT (Note 14)	104,103	139,760
SUBORDINATED DEBT (Note 15)	72,500	—
OTHER LIABILITIES	253	253
DEFERRED INCOME TAXES (Note 6)	5,134	3,532
Total liabilities	204,259	198,420
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,933,859 shares (Note 18)	1	1
Additional paid-in capital	89,486	89,077
Accumulated deficit	(40,277)	(32,341)
Accumulated other comprehensive (loss) income	(3,363)	781
Total stockholders’ equity	60,747	72,418
Total liabilities and stockholders’ equity	$265,006	$270,838

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
REVENUE
Freight and related revenue	$128,145	$117,797	$107,618
Fuel and other surcharges	26,475	37,404	38,886
Outside voyage charter revenue	1,184	1,437	1,321
TOTAL REVENUE	155,804	156,638	147,825
EXPENSES
Outside voyage charter fees (Note 19)	1,086	1,447	1,312
Vessel operating expenses	102,804	104,896	97,274
Repairs and maintenance	7,191	8,350	7,179
General and administrative	12,159	13,477	11,024
Depreciation	16,994	15,373	11,581
Amortization of drydock costs	3,290	3,497	3,048
Amortization of intangibles	1,263	1,310	1,319
Loss (gain) on foreign exchange	68	186	(159)
	144,855	148,536	132,578
OPERATING INCOME	10,949	8,102	15,247
OTHER (INCOME) AND EXPENSES
Interest expense (Note 20)	9,373	10,171	9,327
Interest income	(7)	(9)	(6)
Gain on interest rate swap contracts (Note 22)	—	(1,087)	(771)
Loss on extinguishment of debt	1,267	3,339	—
	10,633	12,414	8,550
INCOME (LOSS) BEFORE INCOME TAXES	316	(4,312)	6,697
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Current	117	(134)	208
Deferred	4,706	(359)	(1,634)
	4,823	(493)	(1,426)
NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(4,507)	(3,819)	8,123
PREFERRED STOCK DIVIDENDS	3,429	3,173	2,806
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(7,936)	$(6,992)	$5,317
Net (loss) income per share basic and diluted (Note 23)	$(0.44)	$(0.39)	$0.33
Weighted average shares basic and diluted	17,912,647	17,740,372	16,336,930

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive (Loss) Income
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	(4,507)	(3,819)	8,123
Other comprehensive loss:
Change in foreign currency translation adjustment	(4,144)	(1,159)	(651)
COMPREHENSIVE (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	(8,651)	(4,978)	7,472

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2011	14,779,339	$1	300,000	$14,900	$71,503	$(30,666)	$2,591	$58,329
Net Income	—	—	—	—	—	8,123	—	8,123
Preferred stock dividends	—	—	—	—	—	(2,806)	—	(2,806)
Restricted stock issued (Note 18)	86,217	—	—	—	685	—	—	685
Unrestricted stock issued (Note 18)	10,722	—	—	—	75	—	—	75
Stock options issued (Note 18)	—	—	—	—	65	—	—	65
Stock issued (Note 18)	2,800,000	—	—	—	15,525	—	—	15,525
Translation adjustment	—	—	—	—	—	—	(651)	(651)
Balances, March 31, 2012	17,676,278	$1	300,000	$14,900	$87,853	$(25,349)	$1,940	$79,345
Net Loss	—	—	—	—	—	(3,819)	—	(3,819)
Preferred stock dividends	—	—	—	—	—	(3,173)	—	(3,173)
Stock issued in lieu of cash compensation (Note 18)	94,993	—	—	—	559	—	—	559
Restricted stock issued (Note 18)	78,141	—	—	—	590	—	—	590
Unrestricted stock issued (Note 18)	10,854	—	—	—	75	—	—	75
Translation adjustment	—	—	—	—	—	—	(1,159)	(1,159)
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418
Net Loss	—	—	—	—	—	(4,507)	—	(4,507)
Preferred stock dividends	—	—	—	—	—	(3,429)	—	(3,429)
Restricted stock issued (Note 18)	54,337	—	—	—	301	—	—	301
Unrestricted stock issued (Note 18)	19,256	—	—	—	108	—	—	108
Translation adjustment	—	—	—	—	—	—	(4,144)	(4,144)
Balances, March 31, 2014	17,933,859	$1	300,000	$14,900	$89,486	$(40,277)	$(3,363)	$60,747

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,507)	$(3,819)	$8,123
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	20,284	18,870	14,629
Amortization of intangibles and deferred financing costs	1,847	2,124	2,337
Deferred income taxes	4,706	(359)	(1,634)
Gain on interest rate swap contracts	—	(1,087)	(771)
Loss on extinguishment of debt	1,267	3,339	—
Equity compensation granted	409	1,224	825
Deferred drydock costs paid	(3,700)	(3,782)	(6,166)
Changes in operating assets and liabilities:
Accounts receivable	2,857	(143)	1,648
Prepaid expenses and other current assets	498	(1,332)	(3,536)
Accounts payable and accrued liabilities	(12,942)	5,258	4,699
Other assets and liabilities	320	489	(1,162)
Income taxes payable (net)	117	(189)	125
	11,156	20,593	19,117
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,480)	(39,091)	(22,918)
Purchase of vessel	(7,635)	—	(28,936)
	(17,115)	(39,091)	(51,854)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(463)	(431)	(395)
Proceeds from equity offering	—	—	15,525
Proceeds from long-term debt	177,500	15,298	29,121
Repayment of subordinated note	—	—	(1,482)
Long-term debt repayment	(139,369)	(4,614)	(5,836)
Debt financing cost	(6,807)	(2,207)	(3,594)
Proceeds from bank indebtedness	21,724	24,270	27,052
Repayment of bank indebtedness	(27,413)	(18,275)	(26,452)
Payment of preferred stock dividend	(16,885)	—	—
	8,287	14,041	33,939
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(574)	(258)	(147)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,754	(4,715)	1,055
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	848	5,563	4,508
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,602	$848	$5,563
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$8,832	$10,010	$8,249
Unpaid purchases of property and equipment	$9,081	$4,931	$8,620
Unpaid purchases of deferred drydock cost	$646	$2,196	$1,321
Payment of income taxes	$—	$34	$60
Capitalized interest	$—	$538	$172

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

1.     DESCRIPTION OF BUSINESS

Rand Logistics, Inc. (the “Company”) is a shipping company that, through its operating subsidiaries, is engaged in the operation of bulk carriers on the Great Lakes. Rand Acquisition Corporation was incorporated in Delaware on June 2, 2004 as a blank check company whose objective was to acquire an operating business. On March 3, 2006, the Company, through its wholly-owned subsidiary, LL Acquisition Corp., acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. (“Lower Lakes Towing”) from the shareholders of Lower Lakes Towing, in accordance with the terms of the Stock Purchase Agreement, dated September 2, 2005, by and among the Company, LL Acquisition Corp. and the stockholders of Lower Lakes Towing, as amended. Immediately following completion of the acquisition, and in conjunction therewith, LL Acquisition Corp. and Lower Lakes Towing were amalgamated under Canadian law and the shares of capital stock of Grand River Navigation Company, Inc. (“Grand River”) and Lower Lakes Transportation Company (“Lower Lakes Transportation”) owned by Lower Lakes Towing at the time of the amalgamation were transferred to the Company's wholly-owned subsidiary, Rand LL Holdings Corp. (“Rand LL Holdings”). Upon completion of such transfer, the outstanding shares of Grand River not owned by Rand LL Holdings were redeemed in accordance with the terms of the Redemption Agreement, dated September 2, 2005, between Grand River and GR Holdings, Inc. Following completion of the foregoing transactions, as of March 3, 2006, each of Lower Lakes Towing, Grand River and Lower Lakes Transportation became indirect, wholly-owned subsidiaries of the Company. In conjunction with the foregoing transactions, as of March 3, 2006, the Company, formerly known as Rand Acquisition Corporation, changed its name to Rand Logistics, Inc.

On February 4, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), an indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), a wholly-owned subsidiary of the Company and the parent corporation of Black Creek, were incorporated to acquire certain assets discussed in Note 11.

On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing was incorporated under the laws of Canada. This subsidiary provides ship repair services exclusively for the Company.

On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada.

2.	SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings and Black Creek Holdings, wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing, Lower Lakes Transportation and Grand River, each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek, which is a wholly owned subsidiary of Black Creek Holdings, Lower Lakes Ship Repair and Lower Lakes (17), each of which is a wholly-owned subsidiary of Lower Lakes Towing.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the twelve month period ended March 31, 2014.

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

There is a current examination taking place by the U.S. taxing authorities for the financial year 2012 with no adjustments proposed as of the date of this Annual Report on Form 10-K. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

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

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401(k) plans in the United States.     Contributions are expensed as operating expenses when incurred. The Company made contributions of $1,569 in 2014, $1,533 in 2013 and $1,389 in 2012.

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Financial instruments

The Company accounted for its two expired interest rate swap contracts on its term debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of such swap contracts were recorded in earnings. The fair value of settlement costs, when the contracts were in place, were included in current liabilities on the consolidated balance sheets. No liability remains. Disclosure requirements of ASC 815 are disclosed in Note 22.

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

The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities are presented in Note 22.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss ("NOL") Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not anticipate a material impact to its consolidated financial statements related to this guidance.

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $58 as of March 31, 2014 and $49 as of March 31, 2013. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2014	March 31, 2013
Prepaid insurance	$565	$334
Fuel and lubricants	4,351	5,063
Deposits and other prepaids	2,428	2,445
	$7,344	$7,842

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
United States	$(5,601)	$(4,515)	$5,357
Foreign	5,917	203	1,340
	$316	$(4,312)	$6,697

The components of the provision (recovery) for income taxes are as follows:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Current:
Federal	$—	$(21)	$41
State and local	17	(113)	167
Foreign	100	—	—
Deferred:
Federal	2,898	(947)	(1,950)
State and local	85	84	(67)
Foreign	1,723	504	383
	$4,823	$(493)	$(1,426)

The total provision (recovery) for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income (loss) before provision for income taxes as follows:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State and foreign income taxes	(124.6)%	(0.1)%	(1.0)%
Imputed interest income	183.0%	(11.5)%	8.7%
Federal Valuation Allowance	1,318.2%	—%	(63.9)%
Foreign Permanent Items/Other	115.7%	(5.3)%	0.9%
Foreign Statutory Rate Change	—%	(5.7)%	—%
Effective income tax rate	1,526.3%	11.4%	(21.3)%

The primary reasons that the effective income tax rate for fiscal 2014 is higher than the statutory U.S. federal tax rate are the recognition of the full federal valuation allowance at March 31, 2014, the mix of income between jurisdictions and the comparative magnitude of the domestic permanent differences.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.    INCOME TAXES (continued)

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2014	March 31, 2013
Assets:
Accrued liabilities not yet deductible for tax	$159	$273
Other	13	13
	172	286
Valuation allowance	(37)	(1)
Total current deferred tax assets	135	285
Liability:
Deferred foreign exchange gain	101	(196)
Other	(150)	—
Total current deferred tax liabilities	(49)	(196)
Net current deferred tax assets (liabilities)	$86	$89

The Company has net current deferred assets of $121 ($262 as of March 31, 2013) in United States federal and state jurisdictions and net current deferred tax liabilities of $35 ($173 as of March 31, 2013) in Canadian jurisdictions.

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2014	March 31, 2013
Long-term deferred tax assets
Operating loss carry forwards	$20,807	$18,623
Interest rate swap	—	—
Other	585	918
	21,392	19,541
Valuation allowance	(4,126)	(53)
Net long-term deferred tax assets	$17,266	$19,488
Long-term deferred tax liabilities
Separately identifiable intangibles	$(585)	$(1,150)
Depreciation and dry dock expenses	(21,614)	(19,411)
Other	(201)	(256)
Total long-term deferred tax liabilities	$(22,400)	$(20,817)
Net long-term deferred tax assets (liabilities)	$(5,134)	$(1,329)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.    INCOME TAXES (continued)

The Company has net long-term deferred tax liabilities of $638 ($2,203 net long-term deferred assets as of March 31, 2013) in United States federal and state jurisdictions and net long term deferred tax liabilities of $4,496 ($3,532 as of March 31, 2013) in Canadian jurisdictions. The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

The Company determined at March 31, 2013 that it was more likely than not that its deferred income tax assets would be realized while in a net deferred tax asset position based on the timing of the expected reversal of the deferred tax liabilities.

However, at March 31, 2014, the Company determined that its U.S. federal net deferred tax assets, including net operating loss carry-forwards, will not be utilized due to a cumulative break-even position over the past three fiscal years, coupled with anticipated cumulative three year losses in the near future. As such, the Company recorded a full valuation allowance against the U.S. Federal net deferred tax assets.

The Company determined that the Canadian deferred income tax asset relating to capital or non-capital losses on Lower Lakes Towing will be realized based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities. The Company also determined that the Canadian deferred income tax assets on Lower Lakes Ship Repair, formed during the fiscal year ended March 31, 2013, will not be realized based on uncertainty of future income. As such, a full valuation allowance was recorded against Lower Lakes Ship Repair’s deferred tax assets.

The valuation allowance against the U.S. state deferred tax assets decreased by $47 for the fiscal year ended March 31, 2014, increased by $4 for the year ended March 31, 2013 and decreased by $37 for the fiscal year ended March 31, 2012.

At March 31, 2014, the Company had unused U.S. federal net operating loss carry-forwards totaling $46,085 that expire between fiscal 2020 and 2044, of which a small portion is subject to Internal Revenue Code section 382 annual limitations.  At March 31, 2014, the Company also had unused Canadian net operating loss carry-forwards totaling CDN $16,876 that expire between fiscal 2025 and 2033.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2014	March 31, 2013
Cost
Vessels	$274,919	$264,685
Leasehold improvements	3,834	3,779
Furniture and equipment	534	494
Vehicles	19	21
Computer, communication equipment and purchased software	2,937	2,912
	$282,243	$271,891
Accumulated depreciation
Vessels	$62,694	$49,404
Leasehold improvements	1,953	1,496
Furniture and equipment	249	200
Vehicles	13	13
Computer, communication equipment and purchased software	1,847	1,694
	66,756	52,807
	$215,487	$219,084

Depreciable assets as at March 31, 2014 included $7,635 related to a recently acquired vessel. Depreciation on this asset will commence after the vessel is converted to a self-unloading dry-bulk vessel and is available for commercial sailing.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	March 31, 2014	March 31, 2013
Customer contract costs	$850	$1,156
Prepaid expenses and other assets	7,224	7,736
Total	$8,074	$8,892

Current portion	7,344	7,842

Other long term assets	$730	$1,050

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	March 31, 2014	March 31, 2013
Drydock expenditures	$15,635	$19,477
Accumulated amortization	(6,314)	(8,582)
	$9,321	$10,895

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2012	$9,879
Drydock costs accrued and incurred	4,656
Amortization of drydock costs	(3,497)
Foreign currency translation adjustment	(143)
Balance as of March 31, 2013	$10,895
Drydock costs accrued and incurred	2,150
Amortization of drydock costs	(3,290)
Foreign currency translation adjustment	(434)
Balance as of March 31, 2014	$9,321

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	March 31, 2014	March 31, 2013
Intangible assets:
Deferred financing costs	$7,331	$2,120
Trademarks and trade names	951	1,010
Customer relationships and contracts	16,884	17,926
Total identifiable intangibles	$25,166	$21,056
Accumulated amortization:
Deferred financing costs	$75	$309
Trademarks and trade names	768	715
Customer relationships and contracts	8,090	7,420
Total accumulated amortization	8,933	8,444
Net intangible assets	$16,233	$12,612
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

March 31, 2015	$2,704
March 31, 2016	2,696
March 31, 2017	2,602
March 31, 2018	2,602
March 31, 2019	2,601
$13,205

11.	VESSEL ACQUISITIONS

On July 21, 2011, Lower Lakes Towing completed the acquisition of the MARITIME TRADER (the "Trader"), a Canadian-flagged dry bulk carrier, pursuant to the terms of an asset purchase agreement, dated as of July 8, 2011, by and between the Company and Marcon International Inc., in its capacity as court-appointed seller of the Trader.  Pursuant to the terms of such asset purchase agreement, Lower Lakes Towing’s acquisition of the Trader was subject only to the final approval of the Federal Court of Canada, which approval was granted on July 15, 2011.  Lower Lakes Towing purchased the Trader for an aggregate purchase price of CDN $2,667 with borrowings under the Canadian term loan. Following its acquisition, the Trader was renamed the MANITOBA.
On October 14, 2011, Lower Lakes Towing completed the acquisition of the bulk carrier TINA LITRICO (the "Tina"), pursuant to the terms of an Asset Purchase Agreement, dated as of September 21, 2011, by and among Lower Lakes Towing, Grand River and U.S. United Ocean Service, LLC ("USUOS"). Lower Lakes Towing purchased the Tina for $5,250, plus the value of the remaining bunkers and unused lubricating oils on board the Tina at the closing of the acquisition. The acquisition was funded by the proceeds from the equity offering described in Note 18. Following its acquisition, the Tina was renamed the TECUMSEH.

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
The acquisitions of the Barge and the Tug were funded with additional borrowings under the U.S. term loan as described in Note 14.

On March 11, 2014, Lower Lakes Towing entered into and consummated the transactions under a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS (the "Seller") pursuant to which Lower Lakes Towing purchased the LALANDIA SWAN from the Seller for a purchase price of $7,000. Lower Lakes Towing transferred the title of the vessel to Lower Lakes (17).
Such acquisition was funded with borrowings under the subordinated loan as described in Note 15.

12.	BANK INDEBTEDNESS

As discussed in detail in Note 14, on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair and Lower Lakes (17), and the Company as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amends and restates the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) entered on August 30, 2012.

As of March 31, 2014 the Company had authorized operating lines of credit under the Fourth Amended and Restated Credit Agreement of CDN $17,500 and US $17,500 (CDN $13,500 and US $13,500 as of March 31, 2013, under the Third Amended and Restated Credit Agreement) and was utilizing CDN $Nil as of March 31, 2014 and CDN $2,925 as of March 31, 2013 and US $Nil as of March 31, 2014 and US $3,118 as of March 31, 2013, and maintained letters of credit of CDN $100 as of each of March 31, 2014 and March 31, 2013.

The Fourth Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.00% or Canadian BA rate plus 4.00% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.00% or LIBOR plus 4.00% on U.S. Dollar borrowings, compared to a Canadian Prime Rate plus 3.75% or Canadian BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings under the Third Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provided for interest at the Canadian Prime Rate plus 3.50% or Canadian BA rate plus 4.50% on Canadian Dollar borrowings and a U.S. Base rate plus 3.50% or LIBOR plus 4.50% on U.S. Dollar borrowings. The Fourth Amended and Restated Credit Agreement is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations. As of March 31, 2014, the Company had credit availability of US $17,129 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2014	March 31, 2013
Deferred financing and other transaction costs	$560	$26
Payroll compensation and benefits	957	1,926
Preferred stock dividends	—	13,456
Professional fees	386	385
Interest	767	754
Winter work, deferred drydock expenditures and capital expenditures	3,961	2,438
Capital and franchise taxes	36	113
Other	1,289	2,218
	$7,956	$21,316

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		March 31, 2014	March 31, 2013
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.00% (3.75% at March 31, 2013) or Canadian BA rate plus 4.00% (4.75% at March 31, 2013) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of CDN $137 commencing September 1, 2014 and the balance due April 1, 2019.	$49,644	$51,493

b)	U.S. term loan bearing interest at LIBOR rate plus 4.00% (4.75% at March 31, 2013) or U.S. base rate plus 3.00% (3.75% at March 31, 2013) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of US $138 commencing September 1, 2014 and the balance due April 1, 2019.	55,246	63,325

c)	Black Creek U.S. term loan bearing interest at LIBOR rate plus 4.75% at March 31, 2013 or US base rate plus 3.75% at March 31, 2013 at the Company’s option. The loan was repayable until August 1, 2016 with quarterly payments of US $181 commencing December 1, 2012, increasing to US $362 commencing December 1, 2014, and the balance due August 1, 2016. The loan was consolidated into U.S. term loan (above) under Fourth Amended and Restated Credit Agreement on March 11, 2014.	—	28,572
		$104,890	$143,390
	Less amounts due within 12 months	787	3,630
		$104,103	$139,760

The effective interest rates on the term loans at March 31, 2014 were 5.26% (6.03% at March 31, 2013) on the Canadian term loan and 4.24% (5.88% at March 31, 2013) on the U.S. term loan and Black Creek U.S. term loan (for March 31, 2013).

Principal payments are due as follows:

Twelve month period ending:

March 31, 2015	$787
March 31, 2016	1,049
March 31, 2017	1,049
March 31, 2018	1,049
March 31, 2019	1,049
$4,983

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River , Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance and Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair and Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amends and restates the existing Third Amended and Restated Credit Agreement to which the borrowers are a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidates the existing U.S. term loans into a single term loan, (iii) provides for certain new loans and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $17,500 with a seasonal overadvance facility of the lesser of US$ 17,000 or CDN $17,500 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000 subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $17,500 with a seasonal overadvance facility of US $17,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $50 subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $54,882 as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”), (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $55,246 as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings will be repayable as follows: (i) payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014, and (iii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan will bear interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum, or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

Obligations under the Fourth Amended and Restated Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek and Lower Lakes Towing, and a pledge of 65% of the outstanding capital stock of Lower Lakes Towing; (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek; (iv) a pledge by Lower Lakes Towing of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Fourth Amended and Restated Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Fourth Amended and Restated Credit Agreement, the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 85% of the orderly liquidation value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

The Fourth Amended and Restated Credit Agreement contains certain covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Fourth Amended and Restated Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Fourth Amended and Restated Credit Agreement being accelerated.

As a result of the execution of the Fourth Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $1,267 during the fiscal year ended March 31, 2014, that consisted of the unamortized deferred financing costs in connection with previously existing financing arrangement.
On August 30, 2012, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into the Third Amended and Restated Credit Agreement which (i) amended and restated the Second Amended and Restated Credit Agreement in its entirety, (ii) continued the tranches of loans provided for under the Second Amended and Restated Credit Agreement, (iii) refinanced the indebtedness of Black Creek under its then-existing credit facility and added Black Creek as a U.S. Borrower, (iv) provided for certain new loans and (v) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes.

The Third Amended and Restated Credit Agreement provided for (i) a revolving credit facility including letters of credit under which Lower Lakes Towing was able to borrow up to CDN $13,500 with a seasonal overadvance facility of US $12,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation was able to borrow up to US $13,500 with a seasonal overadvance facility of US $12,000, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $50, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing was obligated to the Lenders in the amount of CDN $52,979 as of the date of the Third Amended and Restated Credit Agreement (the “2012 CDN Term Loan”), (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River was obligated to the Lenders in the amount of $64,127 as of the date of the Third Amended and Restated Credit Agreement (“Grand River Term Loan”) and (v) a U.S. dollar denominated term loan facility under which Black Creek was obligated to Lenders in the amount of $28,934 as of the date of the Third Amended and Restated Credit Agreement (“Black Creek Term Loan”).

Under the Third Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans were to expire on August 1, 2016. The outstanding principal amount of the 2012 CDN Term Loan borrowings was repayable as follows: (i) quarterly payments of CDN $331 commenced December 1, 2012 and ending September 2014, (ii) quarterly payments of CDN $662 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the 2012 CDN Term Loan upon the 2012 CDN Term Loan's scheduled maturity on August 1, 2016. The outstanding principal amount of the Grand River Term Loan borrowings was repayable as follows: (i) quarterly payments of US $401 commenced December 1, 2012 and ending on September 1, 2014, (ii) quarterly payments of US $802 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Grand River Term Loan upon the Grand River Term Loan's scheduled maturity on August 1, 2016. The outstanding principal amount of the Black Creek Term Loan borrowings was repayable as follows: (i) quarterly payments of US $181 commenced December 1, 2012 and ending September 1, 2014, (ii) quarterly payments of US $362 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Black Creek Term Loan upon the Black Creek Term Loan's scheduled maturity on August 1, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the 2012 CDN Term Loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum. Borrowings under the U.S. revolving credit facility, U.S. swing line facility and the Grand River Term Loan and Black Creek Term Loan bore interest, at the borrowers' option equal to (i) LIBOR (as defined in the Third amended and Restated Credit Agreement) plus 4.75% per annum, or (ii) the U.S. Base Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum. Obligations under the Third Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek; (iii) a pledge by Black Creek Holdings of most of the outstanding capital stock of Black Creek; and (iv) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Third Amended and Restated Credit Agreement was unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty was secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guaranteed the obligations of the Canadian borrower and each Canadian guarantor guaranteed the obligations of the Canadian borrower.

Under the Third Amended and Restated Credit Agreement, the borrowers were required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 75% of the fair market value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders' liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower's debt or equity securities.

The Third Amended and Restated Credit Agreement contained certain covenants, including those limiting the guarantors', the borrowers' and their subsidiaries' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Third Amended and Restated Credit Agreement required the borrowers to maintain certain financial ratios.

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

As of March 31, 2014, the Company was in compliance with covenants contained in the Fourth Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		March 31, 2014	March 31, 2013
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan)bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$34,200	$—

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$38,300	$—
		$72,500	$—

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance , Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provides term loans (i) to partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) to partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our Series A Convertible Preferred Stock and (iv) to provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement provides for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500.

The outstanding principal amount of the Second Lien CDN Term Loan borrowings will be repayable upon the Second Lien CDN Term Loan’s maturity on March 11, 2020. The outstanding principal amount of the Second Lien U.S. Term Loan borrowings will be repayable upon the Second Lien U.S. Term Loan’s maturity on March 11, 2020. The Second Lien CDN Term Loan and Second Lien U.S. Term Loan will bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Term Loan Credit Agreement) plus 9.50% per annum, or (ii) the U.S. Base Rate (as defined in the Term Loan Credit Agreement), plus 8.50% per annum.

Obligations under the Term Loan Credit Agreement are secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers, other than Black Creek and Lower Lakes Towing, and a pledge of 65% of the outstanding capital stock of Lower Lakes Towing; (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek; (iv) a pledge by Lower Lakes Towing of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holding. The indebtedness of each domestic borrower under the Term Loan Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Term Loan Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions). The Term Loan Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Term Loan Credit Agreement requires the borrowers to

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT (continued)

maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Term Loan Credit Agreement being accelerated. The obligations of the borrowers and the liens of the lenders under the Term Loan Credit Agreement are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

Intercreditor Agreement

Also on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek, Lower Lakes Ship Repair, Rand, Rand LL Holdings, Rand Finance, Black Creek Holdings and Lower Lakes (17) (collectively, the “Credit Parties”), General Electric Capital Corporation, as agent for the lenders under the Fourth Amended and Restated Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding , LLC, as agent for the lenders under the Term Loan Credit Agreement (the “Second Lien Lenders”), entered into an Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which the Second Lien Lenders have agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens in granted in favor of the First Lien Lenders. Absent the occurrence of an Event of Default under the Fourth Amended and Restated Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Term Loan Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of March 31, 2014. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012

Operating leases	$562	$459	$358
Operating sublease	159	155	151
	$721	$614	$509

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

March 31, 2015	$499
March 31, 2016	411
March 31, 2017	291
March 31, 2018	212
March 31, 2019	168
Thereafter	448
$2,029

The Company is party to a bareboat charter agreement for the McKee Sons barge that expires in December 2018.  The chartering cost included in vessel operating expenses $760 for the twelve month period ended March 31, 2014 ($759 for the twelve month period ended March 31, 2013). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

March 31, 2015	$760
March 31, 2016	760
March 31, 2017	760
March 31, 2018	760
March 31, 2019	760
Thereafter
$3,800

As of March 31, 2014, Lower Lakes Towing had signed contractual commitments with several suppliers totaling $1,801 ($731 as of March 31, 2013) in connection with capital expenditure and drydock projects. As of June 11, 2014, the company had aggregate purchase obligations of $19,355, including $3,727 due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2014 an accrual of $138 ($490 as of March 31, 2013) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

18.	STOCKHOLDERS’ EQUITY

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

The accrued preferred stock dividends payable at March 31, 2014 were $Nil and at March 31, 2013 were $13,456. As of March 31, 2014, the effective rate of preferred dividend was 7.75% and as of March 31, 2013, the effective rate of preferred dividends was 12% (maximum).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2014, a total of 589,066 shares (662,659 shares at March 31, 2013) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense for the Year ended
				Vesting	March 31, 2014	March 31, 2013
Oct 13, 2009	1	39,660	3.17	Employment Agreement	26	26
				20% in each of five fiscal years ending March 31, 2014.
Feb 24, 2010	2	76,691	4.34	Restricted Share Award Agreement	—	93
				Three years in equal installments on each anniversary date.
Apr 5, 2010	4	37,133	5.32	Restricted Share Award Agreement	—	66
				Three years in equal installments on each anniversary date.
Apr 8, 2011	6	86,217	7.94	Restricted Share Award Agreement	225	226
				Three years in equal installments on each anniversary date.
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	132	132
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	95	8
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	83	—
				Three years in equal installments on each anniversary date.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of issued types of share-based awards granted under the LTIP through March 31, 2014 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for the services rendered from April 1, 2013 to March 31, 2014. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2014 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at March 31, 2014, had a remaining weighted average contractual life of approximately four years.  The Company recorded compensation expenses of $Nil for the twelve month periods ended March 31, 2014 and March 31, 2013, respectively. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2014.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through March 31, 2014.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the twelve month periods ended March 31, 2014 and March 31, 2013.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and U.S. employees for a bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately.

Stock Options:	March 31, 2014		March 31, 2013
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	479,785	$5.66	479,785	$5.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—		—
Expired	—		—
Outstanding-end of year	479,785	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):	March 31, 2014	March 31, 2013	March 31, 2012

Weighted average grant date fair value of options granted during year	—	—	—
Compensation expense	—	—	65
Unrecognized compensation cost at March 31	—	—	—
Weighted average remaining life for unrecognized compensation	0	0	0

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock:		March 31, 2014		March 31, 2013
Date Issued		Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
	Unvested beginning of the year	155,929	$6.80	152,399	$6.42
Jun 5, 2013	Granted	54,337	5.55	—	—
Feb 22, 2013	Granted	—	—	32,387	5.96
Apr 11, 2012	Granted	—	—	45,754	8.68
Oct 13, 2009	Vested	(7,932)	3.17	(7,932)	3.17
Feb 24, 2010	Vested	—	—	(25,563)	4.34
Apr 5, 2010	Vested	(12,377)	5.32	(12,377)	5.32
Apr 8, 2011	Vested	(28,740)	7.94	(28,739)	7.94
Apr 11, 2012	Vested	(15,251)	8.68	—	—
Feb 22, 2013	Vested	(16,194)	5.96	—	—
	Cancelled	—	—	—	—
	Unvested - end of the year	129,772	$6.47	155,929	$6.80

	Other data (In thousands):		March 31, 2014		March 31, 2013
	Compensation expense		$561		$489
	Unrecognized compensation cost March 31		468		702
	Weighted average remaining life for unrecognized compensation		1.3 years		1.5 years

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Bank indebtedness	$748	$839	$536
Amortization of deferred financing costs	584	814	1,018
Long-term debt -senior	7,444	7,719	6,409
Long-term debt -subordinated	454	—	—
Interest rate swaps	—	1,104	1,261
Interest rate caps	8	65	—
Subordinated note	—	—	83
Deferred payment liability	135	168	192
Interest capitalized	—	(538)	(172)
	$9,373	$10,171	$9,327

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012

Revenue by country:
Canada	$91,109	$92,813	$79,381
United States	64,695	63,825	68,444
	$155,804	$156,638	$147,825

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2014	March 31, 2013
Property and equipment by country:
Canada	$99,050	$100,887
United States	116,437	118,197
	$215,487	$219,084
Intangible assets by country:
Canada	$9,666	$8,081
United States	6,567	4,531
	$16,233	$12,612
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$130,817	$134,230
United States	134,189	136,608
	$265,006	$270,838

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a deferred payment liability, accrued liabilities and bank indebtedness.  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The subordinated note and deferred payment liabilities are valued based on the interest rate of similar debt in the open market.

Fair value guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The contract for two interest rate swaps that was entered into effective February 15, 2008, expired on March 31, 2013. The fair value adjustment of the interest rate swap contract resulted in a gain of $1,087 for the twelve month period ended March 31, 2013 and a gain of $771 for the twelve month period ended March 31, 2012. This gain was included in the Company’s earnings for the twelve month periods ended March 31, 2013 and March 31, 2012.

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

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its outstanding term debt on the date of such contracts at a cap of three month Libor at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 65% of first lien term debt as of March 31, 2014.

The Company did not designate the two expired swap contracts for hedge accounting treatment and therefore changes in fair value of these contracts were recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of gain -Recognized in earnings	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Interest rate swap contracts liability	Other (income) and expenses	$—	$(1,087)	$(771)

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	EARNINGS PER SHARE

The Company had a total of 17,933,859 shares of common stock issued and outstanding as of March 31, 2014, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,332,002 shares for the twelve month period ended March 31, 2014, 20,265,284 for the twelve month period ended March 31, 2013 and 18,853,364 shares for the twelve month period ended March 31, 2012. Since the calculation for twelve months periods ended March 31, 2014, March 31, 2013 and March 31, 2012 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,912,647, 17,740,372 and 16,336,930 respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Year ended March 31, 2014	Year ended March 31, 2013	Year ended March 31, 2012
Numerator:
Net income before preferred dividends	$(4,507)	$(3,819)	$8,123
Preferred stock dividends	(3,429)	(3,173)	(2,806)
Net income applicable to common stockholders	$(7,936)	$(6,992)	$5,317
Denominator:
Weighted average common shares for basic EPS	17,912,647	17,740,372	16,336,930
Effect of dilutive securities:
Average price during period	5.62	7.26	7.10
Long term incentive stock option plan	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	374,228	382,705
Dilutive shares due to options	—	105,557	97,080
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,912,647	17,740,372	16,336,930
Basic EPS	$(0.44)	$(0.39)	$0.33
Diluted EPS	$(0.44)	$(0.39)	$0.33

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

24.	RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by the affiliates of our Executive Chairman and our President. Such related parties have agreed that they will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. The Company agreed to pay such affiliates $13 per month, such that total lease expense paid to such affiliates was $165 in the fiscal year ended March 31, 2014, $155 in the fiscal year ended March 31, 2013 and $151 in the fiscal year ended March 31, 2012.   The Company reimbursed such affiliates for certain out of pocket costs of $75 in 2014, $57 in 2013 and $39 in 2012 for office expenses and other services. The consolidated statements of operations for the fiscal years ended March 31, 2014, 2013 and 2012 include $240, $212 and $190 respectively, related to such agreement.

25. ECONOMIC DEPENDENCE

The Company had two customers in the fiscal year ended March 31, 2014, one customer in the fiscal year ended March 31, 2013 and one customer in the fiscal year ended March 31, 2012, in excess of 10% of revenue. Customers in excess of 10% of revenues accounted for a total of 24% of net revenue in the fiscal year ended March 31, 2014, 12% of net revenue in the fiscal year ended March 31, 2013 and 14.1% of net revenue in the fiscal year March 31, 2012.

26. ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive (loss) income is reflected in the Consolidated Statement of Stockholder's equity and Other Comprehensive (Loss) Income. The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive (loss) income consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive (loss) income and accumulated other comprehensive income are the effects of foreign currency translation adjustments loss of $4,144 in the fiscal year ended March 31, 2014, loss of $1,159 in the fiscal year ended March 31, 2013 and loss of $651 in fiscal year ended March 31, 2012.

27. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended March 31, 2014:

	Three Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total Revenue	$48,401	$50,541	$49,899	$6,963
Operating Income	6,492	10,200	7,674	(13,417)
Net income applicable to common stockholders	1,724	336	775	(10,771)
Net income (loss) per share – basic and diluted	$0.10	$0.02	$0.04	$(0.60)

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total Revenue	$49,612	$50,571	$49,542	$6,913
Operating Income	7,579	9,911	6,059	(15,447)
Net income applicable to common stockholders	2,337	2,100	2,612	(14,041)
Net income (loss) per share – basic and diluted	$0.13	$0.12	$0.15	$(0.79)