Form 10-K/A
period 2014-03-31
Rand Logistics, Inc.
filed 2014-07-29
CIK 1294250

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2013 was $70,590,200

18,043,650 shares of Common Stock were outstanding at July 29, 2014

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2014 (the “Original Filing”), to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company's 2014 Annual Meeting of Stockholders. This amendment is not intended to update any other information presented in the Original Filing.  The Original Filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and in this Amendment.

RAND LOGISTICS, INC.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information with respect to each of the members of the Board of Directors, including the Class of such director and the year in which each such director’s term would expire.

Name	Age	Year Became a Director	Year Term Expires
John Binion	44	2013	2014 Class II
Scott Bravener	50	2006	2016 Class I
Jonathan Brodie	58	2006	2014 Class II
Laurence S. Levy	58	2004	2015 Class III
H. Cabot Lodge III	58	2006	2015 Class III
Michael D. Lundin	54	2008	2016 Class I

John Binion joined our Board of Directors in April 2013.  From March 2010 to July 2012, Mr. Binion was Chief Operating Officer and Executive Vice President of United Maritime Group, a leading provider of dry-bulk logistics solutions that operated (1) the largest Jones Act compliant coastwise fleet of dry-bulk carriers and self-unloading vessels, as measured by dead weight tons, (2) the eighth largest dry cargo barge fleet on the US Inland Waterways, and (3) the largest dry-bulk terminal on the Gulf of Mexico.  From 2004 to 2008, Mr. Binion was co-founder and head of operations of Horizon Maritime LLC, an inland tank barge company. From 2000 to 2004, Mr. Binion was General Manager of Sales for Blessey Marine Services.  From 1994 to 2000, Mr. Binion was a shipbroker for L&R Midland.  Mr. Binion graduated with a B. S. in Business Administration from Texas A&M University.  As a result of approximately 17 years working in senior executive positions in four different firms operating in the Jones Act maritime and logistics industry, Mr. Binion has acquired specialized knowledge relevant to our business.

Captain Scott Bravener has served as Lower Lakes Towing’s President and Chief Executive Officer since its inception in 1994, and until 2001 also served as the captain of the Cuyahoga, a vessel owned by Lower Lakes.  Captain Bravener has worked in the Great Lakes shipping industry since 1982, serving in various capacities for Canada Steamship Lines Inc. and P & H Shipping prior to the formation of Lower Lakes.  Captain Bravener is a director of the Canadian Shipowners Association, is a director of the Chamber of Marine Commerce, is a certified Ships Master and is a member of the American Bureau of Shipping.  Captain Bravener is a graduate of the Marine Navigation Technology program at Georgian College, Owen Sound, Ontario.  Having worked in the Great Lakes shipping business for 32 years as a licensed officer and shoreside executive, with responsibility for customer sales, engineering, shipboard operations and management and executive management, Mr. Bravener brings specialized knowledge of Rand’s business and industry to our Board of Directors.

Jonathan Brodie has been a member of our Board of Directors since June 2006.  Mr. Brodie is the principal of JMB Associates, a privately-owned money management firm, and has served as a consultant to (since 2001), and a director of (since 2005), a holding company for a global investment manager. From 1988-2000, Mr. Brodie was a portfolio manager for JMB Associates, managing individual and institutional accounts.  Prior to forming JMB Associates, Mr. Brodie served as an Investment Analyst and Portfolio Manager for T. Rowe Price Associates, and as an Investment Analyst for Allan Gray Investment Council. Mr. Brodie serves on the Board of Regents of the Hebrew University of Jerusalem, serves as a Board member of MaAfrika Tikkun, USA and is a Wexner Heritage Fellow.  Mr. Brodie graduated with a Bachelor of Business Science and BA Honors (Economics) in 1978 and 1979, respectively, from Cape Town University, South Africa. He received his MBA from Stanford University in 1984, and was an Arjay Miller Scholar. Mr. Brodie is a Chartered Financial Analyst.  Mr. Brodie brings his experience managing funds and an institutional stockholder’s and fund manager’s perspective in evaluating investments and considering corporate governance issues to our Board of Directors.

Laurence S. Levy has been Chairman of our Board of Directors since our inception and served as our Chief Executive Officer from our inception through June 2013.  Since June 2013, Mr. Levy has served as our Executive Chairman.  Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of several companies in which Hyde Park Holdings, LLC or its affiliates have made investments.  Presently, these companies include: Ozburn-Hessey Logistics LLC, a national logistics services company, of which Mr. Levy is a director; Derby Industries LLC, a sub-assembly business to the appliance, food and transportation industries, of which Mr. Levy is chairman; PFI Resource Management LP, an investor in the Private Funding Initiative program in the United Kingdom, of which Mr. Levy is general partner; Regency Affiliates, Inc., a diversified company, of which Mr. Levy is chairman, chief executive officer and president; and Warehouse Associates L.P., a provider of warehouse and logistics services, of which Mr. Levy is chairman. Mr. Levy is a director of Sunbelt Holdings, Inc., a leading distributor of wine and spirits.  During the past five years, Mr. Levy served on the board of directors of Regency Affiliates, Inc., which was a public company until it terminated its registration with the Securities and Exchange Commission in October 2010, Essex Rental Corp. (“Essex”), a NASDAQ-listed company and one of North America’s largest providers of lattice-boom crawler crane and attachment rental services, of which Mr. Levy is Chairman of the Board and also served as chief executive officer from its inception through October 31, 2008, and Hyde Park Acquisition Corp. II (“Hyde Park Acquisition Corp. II”).  Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa and an M.B.A. from Harvard University, where he graduated as a Baker Scholar. He is a Chartered Accountant (South Africa). Mr. Levy is not related to Edward Levy, Rand’s president.  Mr. Levy brings to our Board of Directors his management, financial, accounting, investment and executive recruiting and development knowledge and extensive experience as a director of, and as an advisor to, other public and private companies, and the knowledge and experience he has gained from such service, including his expertise in evaluating potential investment opportunities and in corporate governance.

H. Cabot Lodge III has been a member of our Board of Directors since 2006. Mr. Lodge is the Co-Founder and senior Managing Director of Crescendo Real Estate Partners Ltd., a principal investing and advisory firm operating primarily in the United States and Western Europe.  From 2012 until 2013, Mr. Lodge was a Principal of H.C. Lodge Capital, an international merchant bank and advisory company based in New York, London and Nassau, From 2010 through 2012, was President of W.P. Carey & Company Limited, an international real estate investment firm specializing in long-term corporate lease finance.  In July 2009, Mr. Lodge founded CL Properties LLC, a real estate advisory and corporate net lease management company.  Mr. Lodge founded ARC Global Partners LLC in 2006, an international real estate merchant bank.  From 2000 to 2006, Mr. Lodge served as an Executive Vice President and a Director of iStar Financial Inc., a provider of financing to private and corporate owners of real estate and corporate net lease financing that is listed on the NYSE.  Mr. Lodge was a founder of American Corporate Real Estate, a corporate net lease fund which was acquired by iStar Financial Inc. in 2000.  Prior to that, Mr. Lodge was a managing director and member of the board of directors of W.P. Carey & Co., Inc., a real estate investment bank.  Mr. Lodge graduated from Harvard College in 1978 and earned an M.B.A. from Harvard Business School in 1983.  Having worked for many years as an investment executive, Mr. Lodge brings a broad financial and management background and experience with public-company corporate governance issues to our Board of Directors.

Michael D. Lundin joined our Board of Directors in April 2008 and, since April 2013, has served as our Lead Independent Director.  Mr. Lundin is also currently a director of Euramax International Inc. and U.S. Concrete, Inc.  From December 2002 until February 2008, Mr. Lundin was President, Chief Executive Officer and a director of the Oglebay Norton Company (“Oglebay”), a mining operator, processor, transporter and marketer of industrial minerals and aggregates.  Mr. Lundin was employed by Oglebay since 2000.  Oglebay’s common stock and preferred stock were registered until 2006 under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Oglebay filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 23, 2004.  Prior to joining Oglebay, Mr. Lundin served as Vice President and then President/Partner of Michigan Limestone Operations, LP, where he negotiated the partnership’s sale to Oglebay.  Mr. Lundin is also a Partner and Chairman of North Coast Minerals of Resilience Capital, a private equity firm focused on small-cap private companies.  Mr. Lundin earned a B.S. in Manufacturing Engineering and Product Development from the University of Wisconsin and an M.B.A. from Loyola Marymount University.  As a result of approximately 19 years working in senior executive positions at two Great Lakes organizations that mined, processed and distributed aggregates and operated one of the largest fleets of dry bulk vessels on the Great Lakes, Mr. Lundin, our Lead Independent Director,  has acquired specialized knowledge relevant to our business on the Great Lakes.

Executive Officers

Biographical information regarding Laurence S. Levy, our executive chairman, is set forth above under the heading “Directors”.

Edward Levy, 50, has served as our President since 2006.  Mr. Levy has served as President of Hyde Park Acquisition Corp. II since its inception and as Executive Vice Chairman of the Board since October 2011.  From its inception in August 2006 until its acquisition of Essex in October 2008, Mr. Levy served as President and a member of the Board of Hyde Park Acquisition Corp. Since October 2008, Mr. Levy has served as Vice-Chairman of the Board of Directors of Essex.  Since March 2006, Mr. Levy has also served as Vice Chairman and Managing Director of Hyde Park Holdings, LLC.  Mr. Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.’s Leveraged Finance Group from June 2001 until December 2004.  From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm.  Mr. Levy is currently a director of Derby Industries.  From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Exchange Act that owns and operates six ski resort complexes encompassing nine separate resorts.  Mr. Levy is also a member of the board of directors of a number of privately-held companies.  Mr. Levy received a B.A. from Connecticut College.   Mr. Levy is not related to Laurence S. Levy.

Joseph W. McHugh, Jr., 59, has served as our Chief Financial Officer since May 2006. Mr. McHugh served as a financial consultant to the bankruptcy trustee of High Voltage Engineering Corporation (“HVEC”), a diversified group of industrial and technology based manufacturing and services businesses from January 1, 2006 until commencing his employment with us.  HVEC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 1, 2004 and again on February 8, 2005.  Mr. McHugh served as Chief Financial Officer of HVEC from 1992 through 2004 and as its Vice President of Finance during 2005.  Prior to 1992, Mr. McHugh held financial management positions at Honeywell Inc. and General Signal Corporation.  Mr. McHugh serves on the Board of Directors of Lake Carriers’ Association, which represents U.S.-flag vessel operators on the Great Lakes. Mr. McHugh received a B.S. in Accounting and a M.B.A. from Bentley College, and is a Certified Management Accountant.

Section 16(A) Beneficial Ownership Reporting Compliance

Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from our executive officers and directors and persons who beneficially own more than 10% of our Common Stock, all filing requirements of Section 16(a) of the Exchange Act were complied with in a timely manner during the fiscal year ended March 31, 2014, except that (i) John Binion failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 with respect to his election as a director of the Company on April 18, 2013 and such appointment was reported on a Form 3 filed with the SEC on May 3, 2013; (ii) Edward Levy failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 with respect to purchases of our Common Stock on August 9, 2013 and such transactions were reported on a Form 4 filed with the SEC on August 14, 2013; (iii) Michael Lundin failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 with respect to a purchase of our Common Stock on August 9, 2013 and such transaction was reported on a Form 4 filed with the SEC on August 21, 2013; and (iv) each of John Binion and Michael Lundin failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 with respect to a grant of our Common Stock on March 31, 2014 and such transactions were reported on Forms 4 filed with the SEC on April 7, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Overview

This Compensation Discussion and Analysis (“CD&A”) provides an overview of our executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Executive Chairman, our principal executive officer (“Executive Chairman”) and our other executive officers named in the Summary Compensation Table, and whom we sometimes refer to as the “Named Executive Officers,” for the fiscal year ended March 31, 2014.

Our Compensation Committee has responsibility for determining and approving the various elements of our compensation programs for our Named Executive Officers.  As described below, the principal elements of our compensation programs include base salary, annual bonuses and long-term incentives, including restricted stock.  While the Compensation Committee is primarily responsible for the overall oversight of our executive compensation, the Executive Chairman, with the assistance of other members of management, provides recommendations with respect to compensation for the other executive officers.  The Compensation Committee believes that the Executive Chairman’s input is valuable in determining the compensation of other executive officers given his day to day role in the Company and his responsibility in establishing and implementing our strategic plans.  Therefore, while the Compensation Committee has been and will be primarily responsible for determining executive compensation, the Executive Chairman will continue to provide his input and recommendations to the Compensation Committee with respect to compensation for the other executive officers.

Compensation Philosophy and Objectives

The goal of our executive compensation program is to motivate, retain and reward executives who create long-term value for our stockholders.  Our compensation program is designed to reward, and incentivize executives to achieve, short-term and long-term financial and operating performance excellence and align the executives’ long-term interests with those of our stockholders while recognizing individual contributions to us.  To achieve these objectives, the Compensation Committee believes that executive compensation should generally consist of both cash and equity-based compensation.  Compensation levels for each executive are determined based on several factors, including:

•	general economic conditions;
•	our overall performance and profitability;
•	our historical compensation practices and current and historical compensation practices of peer companies;
•	each executive’s performance, skill sets and roles in the Company; and
•	our need for skill sets and the market for the executive’s skill sets.

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

For the fiscal year ended March 31, 2014, the Compensation Committee approved annual salaries for Mr. Laurence Levy, Mr. Edward Levy and Mr. McHugh of $406,000, $355,250 and $253,750 per annum, respectively.  Mr. Bravener’s base salary for the fiscal year ended March 31, 2014 was $290,396 CAD and was determined pursuant to his employment agreement entered into on October 8, 2009.  His base salary is subject to annual adjustments as described below.

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

For the fiscal years ended March 31, 2014 and March 31, 2013, Messrs. Bravener and McHugh did not receive cash bonuses because the Company did not generate Adjusted EBITDA in excess of the Expense Amount in either year.  For the fiscal year ended March 31, 2012, Messrs. Bravener and McHugh did not receive cash bonuses because they contributed their applicable bonus amounts to increase the non-executive bonus pool.  Additionally, neither Laurence Levy nor Edward Levy received a cash bonus for the fiscal years ended March 31, 2014, 2013 or 2012.

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

As compensation for the fiscal year ended March 31, 2014, on July 22, 2014, restricted stock grants were made to Laurence Levy, Edward Levy, Mr. Bravener and Mr. McHugh of 30,738 shares, 28,728 shares, 15,896 shares and 8,565 shares of restricted stock, respectively (net, in each case, of tax withholding), with target values (including, in each case, tax withholding) on the date of grant of $325,000, $325,000, $175,000 and $85,000 respectively.

Other Benefits

During the fiscal year ended March 31, 2014, we offered certain change of control and severance benefits to our Named Executive Officers as described on pages 12 through 16 of this 10-K/A.  Such benefits are not taken into account in determining their base salaries, annual incentive bonuses or equity based compensation.

Fiscal 2014 Compensation

No cash bonuses were paid to any of our Named Executive Officers for the fiscal year ended March 31, 2014.

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

The Compensation Committee’s Consideration of Risk in Relation to Executive Management

In the fiscal year ended March 31, 2014, the Compensation Committee considered the nature, extent and acceptability of risks that our executives may be encouraged to take by our compensation programs.  Taking carefully considered risks is an integral part of any business strategy, and our executive compensation program is not intended to eliminate management decisions that involve risk.  Rather, the combination of various elements in our program is designed to mitigate the potential reward risk-taking that may produce short-term results that appear in isolation to be favorable, but that may undermine the successful execution of our long-term business strategy and destroy stockholder value.  Together with our processes for strategic planning, our internal control over financial reporting and other financial and compliance policies and practices, the design of our compensation program helps to mitigate the potential for management actions that involve an unreasonable level of risk.  Our compensation program seeks to balance performance rewarded in cash and shares of our common stock, base level salaries that are consistent with our executive’s responsibilities so that our executives are not motivated to take excessive risks to achieve a reasonable level of financial security and plans that reward executives based on financial measures as well as other objective criteria.

Executive Officer Compensation

The following table summarizes historical compensation awarded or paid to, or earned by, each of the Named Executive Officers for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Laurence S. Levy (1) Executive Officer	2014	406,000	-	325,004	-	49,567	780,571
	2013	400,000	-	240,004	-	56,038 (2)	696,042
	2012	400,000	-	400,008	-	51,833 (2)	851,841
Edward Levy President	2014	355,250	-	325,001	-	46,083	726,334
	2013	350,000	-	190,003	-	54,426 (2)	594,429
	2012	300,000	-	300,008	-	51,976 (2)	651,984
Scott Bravener President, Lower Lakes	2014	271,437	-	175,004	-	29,014	475,555
	2013	285,807	-	83,904	-	30,608 (3)	400,319
	2012	263,086	-	150,003	-	28,807 (3)	441,896
Joseph W. McHugh, Jr. Chief Financial Officer	2014	253,750	-	85,001	-	50,391	389,142
	2013	250,000	-	24,502	-	52,458 (2)	326,960
	2012	220,000	-	85,005	-	49,974 (2)	354,979

(1)	Laurence Levy was appointed Executive Chairman in June, 2013. Prior to becoming Executive Chairman, Mr. Levy had been our Chairman and Chief Executive Officer since the Company’s inception.
(2)	Consists of medical and dental insurance, basic life insurance, short-term and long-term disability insurance and 401(k) employer match contributions.
(3)
Consists of medical and dental insurance, basic life insurance and short-term and long-term disability insurance, personal use of a Company vehicle and Company contributions to Mr. Bravener’s Registered Retirement Savings Plan (RRSP) account.

EXECUTIVE EMPLOYMENT ARRANGEMENTS

Laurence S. Levy Employment Agreement

Laurence S. Levy’s employment agreement with the Company, dated as of June 12, 2013, pursuant to which Mr. Levy assumed the role of the Executive Chairman of the Company, which role he will continue to serve in through March 31, 2016, provides for Mr. Levy to receive: (i) an annual base salary in the amount of $400,000, subject to annual adjustments, (ii) an annual award of restricted shares of Common Stock or restricted stock units having a value of at least $240,000 and (iii) an annual bonus determined by the Compensation Committee.  Mr. Levy is also entitled to (a) employee benefits and perquisites provided by the Company, including retirement benefits and health and welfare benefits and (b) reimbursement of reasonable expenses incurred in the course of this employment.

A summary of certain termination and change-in-control provisions in Mr. Levy’s employment agreement are set forth below in the section entitled “Potential Payments upon Termination or Change-in-Control”.

Edward Levy Employment Agreement

Edward Levy’s employment agreement with the Company, dated as of June 12, 2013, pursuant to which Mr. Levy will continue to serve as our President through March 31, 2016, provides for Mr. Levy to receive: (i) an annual base salary in the amount of $350,000, subject to annual adjustments, (ii) an annual award of restricted shares of Common Stock or restricted stock units having a value of at least $190,000 and (iii) an annual bonus determined by the Compensation Committee.  Mr. Levy is also entitled to (a) employee benefits and perquisites provided by the Company, including retirement benefits and health and welfare benefits and (b) reimbursement of reasonable expenses incurred in the course of this employment.

A summary of certain termination and change-in-control provisions in Mr. Levy’s employment agreement are set forth below in the section entitled “Potential Payments upon Termination or Change-in-Control”.

Joseph W. McHugh, Jr. Employment Agreement

Joseph W. McHugh, Jr.’s employment agreement with the Company, dated as of June 12, 2013, pursuant to which Mr. McHugh will continue to serve as our Chief Financial Officer through March 31, 2016, provides for Mr. McHugh to receive: (i) an annual base salary in the amount of $250,000, subject to annual adjustments, (ii) an annual award of restricted shares of Common Stock or restricted stock units having a value of at least $24,500 and (iii) an annual bonus determined by the Compensation Committee.  Mr. McHugh is also entitled to (a) employee benefits and perquisites provided by the Company, including retirement benefits and health and welfare benefits and (b) reimbursement of reasonable expenses incurred in the course of this employment.

A summary of certain termination and change-in-control provisions in Mr. McHugh’s employment agreement are set forth below in the section entitled “Potential Payments upon Termination or Change-in-Control”.

Scott Bravener Employment Agreement

Mr. Bravener’s employment agreement with Lower Lakes Towing Ltd., our wholly owned subsidiary, dated as of October 8, 2009, pursuant to which Mr. Bravener will continue to serve as Lower Lakes’ President and Chief Executive Officer through March 31, 2014, which we refer to as the Bravener End Date,  provides for Mr. Bravener to receive (i) a signing bonus of CDN $328,000, portions of which are recoverable by Lower Lakes in certain circumstances, (ii) a base salary in the amount of CDN $206,813 for the fiscal year ended March 31, 2010 and CDN $250,000 in each fiscal year thereafter, subject to certain adjustments, and (iii) certain performance-based bonuses.   Mr. Bravener is also entitled to (a) participate in all of Lower Lakes’ benefit programs, including its benefit program to contribute to its employees’ registered retirement savings accounts, (b) lease an automobile at a maximum monthly cost of not more than CDN $950, plus expenses related to the business use of such automobile, and (c) reimbursement of reasonable out-of-pocket expense incurred in the course of his employment.

A summary of certain termination and change-in-control provisions in Mr. Bravener’s employment agreement are set forth below in the section entitled “Potential Payments upon Termination or Change-in-Control”.

GRANTS OF PLAN-BASED AWARDS

The following table provides certain information regarding grants of plan-based awards made to the named executive officers in the fiscal year ended March 31, 2014.  All such awards were granted as a part of the named executive officers’ compensation for the fiscal year ended March 31, 2013.

Name	Grant Date	Stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
Laurence S. Levy	6/5/2013	43,244 (1)	240,004
Edward Levy	6/5/2013	34,235 (2)	190,003
Scott Bravener	6/5/2013	15,118 (3)	83,904
Joseph W. McHugh Jr.	6/5/2013	4,415 (4)	24,502

(1)
Such restricted shares vest over a period of three years, with one-third of such shares vesting on each of the first three anniversaries of June 5, 2013.  Represents the full amount of the grant.  19,546 shares were withheld for the payment of taxes.

(2)
Such restricted shares vest over a period of three years, with one-third of such shares vesting on each of the first three anniversaries of June 5, 2013.  Represents the full amount of the grant.  16,723 shares were withheld for the payment of taxes.

(3)
Such restricted shares vest over a period of three years, with one-third of such shares vesting on each of the first three anniversaries of June 5, 2013.  Represents the full amount of the grant.  7,016 shares were withheld for the payment of taxes.

(4)
Such restricted shares vest over a period of three years, with one-third of such shares vesting on each of the first three anniversaries of June 5, 2013.  Represents the full amount of the grant.  1,766 shares were withheld for the payment of taxes.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at March 31, 2014 for each of our Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearmed Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Laurence S. Levy	104,255	-	-	5.81	2/15/2018	11,328 (1)	78,163
	101,240	-	-	5.50	7/22/2018	17,430 (2)	120,267
	-	-	-	-	-	23,698 (3)	163,516
Edward Levy	56,646	-	-	5.81	2/15/2018	8,223 (1)	56,739
	55,106	-	-	5.50	7/22/2018	13,073 (2)	90,204
	-	-	-	-	-	17,512 (3)	120,833
Scott Bravener	31,056	-	-	5.81	2/15/2018	3,373 (1)	23,274
	30,211	-	-	5.50	7/22/2018	6,744 (4)	46,534
	-	-	-	-	-	8,102 (3)	55,904
Joseph W. McHugh Jr.	23,292	-	-	5.81	2/15/2018	3,566 (1)	24,605
	22,659	-	-	5.50	7/22/2018	4,279 (4)	29,525
	-	-	-	-	-	2,649 (3)	18,278

(1)	Such restricted shares vest on April 8, 2014.
(2)	Such restricted shares vest over a period of two years, with one-half of such shares vesting on each of the first two anniversaries of April 5, 2013.
(3)	Such restricted shares vest over a period of three years, with one-third of such shares vesting on each of the first three anniversaries on June 5, 2013.
(4)	Such restricted shares vest on February 22, 2015.

OPTIONS EXERCISED AND STOCK VESTED

The following table sets forth the options exercised by, and the shares of stock awards that vested for, our named executive officers during the fiscal year ended March 31, 2014:

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Laurence S. Levy	-	-	20,043	138,297
Edward Levy	-	-	14,760	101,844
Scott Bravener	-	-	21,742	150,020
Joseph W. McHugh, Jr.	-	-	13,172	90,887

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Laurence S. Levy Employment Agreement

Laurence S. Levy’s employment agreement provides that in the event that if (i) Mr. Levy’s employment is terminated by the Company without cause, (ii) Mr. Levy’s employment is terminated by Mr. Levy for good reason or (iii) the Company or its successor does not renew Mr. Levy’s employment agreement under certain circumstances involving a Change of Control, the Company is required to pay to Mr. Levy (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a severance payment equal to his average income from the Company for the three preceding calendar years (subject to the following sentence) and (d) a pro-rated portion of the bonus that would have been payable to him for the year in which his employment was terminated.  If Mr. Levy’s employment terminates as a result of the Company not renewing his employment agreement and, within six months of such termination, there occurs a Change of Control (an “Anticipatory Change of Control”), the Company is required to pay to Mr. Levy the amounts set forth in clauses (a), (b) and (c) above assuming that (1) Mr. Levy’s employment agreement had been renewed, (2) Mr. Levy’s employment continued through the date of the Change of Control and (3) Mr. Levy’s employment is terminated immediately following such Change of Control.  Additionally, (A) the Company is required to provide a continuation of Mr. Levy’s group health coverage for a period of eighteen months and (B) all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

In the event that Mr. Levy’s employment is terminated as a result of his disability, the Company is required to pay to Mr. Levy (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a payment equal to one-half of his base salary then in effect, payable six months following such termination and (d) six monthly payments equal to one-twelfth of his base salary, payable following the payment set forth in clause (c) of this paragraph.  Additionally, all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

In the event that Mr. Levy’s employment is terminated as a result of his death, Mr. Levy will be entitled to (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time and (b) any accrued and vested benefits.  Additionally, all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

During the course of his employment and for twelve months thereafter, Mr. Levy may not be employed by, or engaged in, any entity that is a competitor to the Company or its subsidiaries.  During the course of his employment and for two years thereafter, Mr. Levy may not solicit or offer employment to any employee of the Company or its subsidiaries.

The following table summarizes the estimated benefits that would have been payable to Mr. Levy if his employment had been (i) terminated on March 31, 2014 by the Company without cause or as a result of Mr. Levy’s death or disability, (ii) not renewed in connection with a change of control or (iii) terminated on March 31, 2014 by Mr. Levy for good reason.

	Terminated by the Company without Cause or by Mr. Levy for Good Reason ($)	Non-renewal in connection with a Change of Control (other than an Anticipatory Change of Control ($)	Non-renewal in connection with an Anticipatory Change of Control ($)	Terminated as a Result of Disability ($)	Terminated as a Result of Death ($)
Accrued Base Salary	-	-	-	-	-
Benefits	34,355	34,355	34,355	-	-
Severance Payment	757,045 (1)	757,045 (3)	757,045 (3)	406,000 (1)	-
Bonus	-	-	-	-	-
Equity-based Awards	361,946 (2)	361,946 (2)	361,946 (2)	361,946 (2)	361,946 (2)
Total	1,153,346	1,153,346	1,153,346	767,946	361,946

(1)
One-half of such amount payable to Mr. Levy on the date that is six months following his separation from service, with the remaining one-half payable to Mr. Levy in six equal monthly installments beginning on the first day of the next month following such initial payment.

(2)	Reflects an amount equal to the number of unvested shares of Restricted Stock held by Mr. Levy at March 31, 2014, valued at the closing stock price of our Common Stock as of March 31, 2014.
(3)
Such amount is payable to Mr. Levy not later than 3 days following the later to occur of (i) the expiration of Mr. Levy’s employment agreement and (ii) the Change of Control; provided, that in the event of an Anticipatory Change of Control, such amount is payable to Mr. Levy not later than ten (10) business days following such Anticipatory Change of Control.

Edward Levy Employment Agreement

Edward Levy’s employment agreement provides that in the event that if (i) Mr. Levy’s employment is terminated by the Company without cause, (ii) Mr. Levy’s employment is terminated by Mr. Levy for good reason or (iii) the Company or its successor does not renew Mr. Levy’s employment agreement under certain circumstances involving a Change of Control, the Company is required to pay to Mr. Levy (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a severance payment equal to his average income from the Company for the three preceding calendar years (subject to the following sentence) and (d) a pro-rated portion of the bonus that would have been payable to him for the year in which his employment was terminated.  In the event of an Anticipatory Change of Control, the Company is required to pay to Mr. Levy the amounts set forth in clauses (a), (b) and (c) above assuming that (1) Mr. Levy’s employment agreement had been renewed, (2) Mr. Levy’s employment continued through the date of the Change of Control and (3) Mr. Levy’s employment is terminated immediately following such Change of Control.  Additionally, (A) the Company is required to provide a continuation of Mr. Levy’s group health coverage for a period of eighteen months and (B) all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

In the event that Mr. Levy’s employment is terminated as a result of his disability, the Company is required to pay to Mr. Levy (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a payment equal to one-half of his base salary then in effect, payable six months following such termination and (d) six monthly payments equal to one-twelfth of his base salary, payable following the payment set forth in clause (c) of this paragraph.  Additionally, all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

In the event that Mr. Levy’s employment is terminated as a result of his death, Mr. Levy will be entitled to (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time and (b) any accrued and vested benefits.  Additionally, all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

During the course of his employment and for twelve months thereafter, Mr. Levy may not be employed by, or engaged in, any entity that is a competitor to the Company or its subsidiaries.  During the course of his employment and for two years thereafter, Mr. Levy may not solicit or offer employment to any employee of the Company or its subsidiaries.

The following table summarizes the estimated benefits that would have been payable to Mr. Levy if his employment had been (i) terminated on March 31, 2014 by the Company without cause or as a result of Mr. Levy’s death or disability, (ii) not renewed in connection with a change of control or (iii) terminated on March 31, 2014 by Mr. Levy for good reason.

	Terminated by the Company without Cause or by Mr. Levy for Good Reason ($)	Non-renewal in connection with a Change of Control (other than an Anticipatory Change of Control ($)	Non-renewal in connection with an Anticipatory Change of Control ($)	Terminated as a Result of Disability ($)	Terminated as a Result of Death ($)
Accrued Base Salary	-	-	-	-	-
Benefits	34,355	34,355	34,355	-	-
Severance Payment	601,868 (1)	601,868 (3)	601,868 (4)	355,250 (1)	-
Bonus	-	-	-	-	-
Equity-based Awards	267,775 (2)	267,775 (2)	267,775 (2)	267,775 (2)	267,775 (2)
Total	903,998	903,998	903,998	623,025	267,775

(1)
One-half of such amount payable to Mr. Levy on the date that is six months following his separation from service, with the remaining one-half payable to Mr. Levy in six equal monthly installments beginning on the first day of the next month following such initial payment.

(2)	Reflects an amount equal to the number of unvested shares of Restricted Stock held by Mr. Levy at March 31, 2014, valued at the closing stock price of our Common Stock as of March 31, 2014.
(3)
Such amount is payable to Mr. Levy not later than 3 days following the later to occur of (i) the expiration of Mr. Levy’s employment agreement and (ii) the Change of Control; provided, that in the event of an Anticipatory Change of Control, such amount is payable to Mr. Levy not later than ten (10) business days following such Anticipatory Change of Control.

Joseph W. McHugh, Jr. Employment Agreement

Joseph W. McHugh, Jr.’s employment agreement provides that in the event that if (i) Mr. McHugh’s employment is terminated by the Company without cause, (ii) Mr. McHugh’s employment is terminated by Mr. McHugh for good reason or (iii) the Company or its successor does not renew Mr. McHugh’s employment agreement under certain circumstances involving a Change of Control, the Company is required to pay to Mr. McHugh (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a severance payment equal to one-half of his average income from the Company for the three preceding calendar years (subject to the following sentence) and (d) a pro-rated portion of the bonus that would have been payable to him for the year in which his employment was terminated.  In the event of an Anticipatory Change of Control, the Company is required to pay to Mr. McHugh the amounts set forth in clauses (a), (b) and (c) above assuming that (1) Mr. McHugh’s employment agreement had been renewed, (2) Mr. McHugh’s employment continued through the date of the Change of Control and (3) Mr. McHugh’s employment is terminated immediately following such Change of Control.  Additionally, (A) the Company is required to provide a continuation of Mr. McHugh’s group health coverage for a period of eighteen months and (B) all of Mr. McHugh’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

In the event that Mr. McHugh’s employment is terminated as a result of his disability, the Company is required to pay to Mr. McHugh (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a payment equal to one-half of his base salary then in effect, payable six months following such termination and (d) six monthly payments equal to one-twelfth of his base salary, payable following the payment set forth in clause (c) of this paragraph.  Additionally, all of Mr. McHugh’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

In the event that Mr. McHugh’s employment is terminated as a result of his death, Mr. McHugh will be entitled to (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time and (b) any accrued and vested benefits.  Additionally, all of Mr. McHugh’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.

During the course of his employment and for twelve months thereafter, Mr. McHugh may not be employed by, or engaged in, any entity that is a competitor  to the Company or its subsidiaries.  During the course of his employment and for two years thereafter, Mr. McHugh may not solicit or offer employment to any employee of the Company or its subsidiaries.

The following table summarizes the estimated benefits that would have been payable to Mr. McHugh if his employment had been (i) terminated on March 31, 2014 by the Company without cause or as a result of Mr. McHugh’s death or disability, (ii) not renewed in connection with a change of control or (iii) terminated on March 31, 2014 by Mr. McHugh for good reason.

	Terminated by the Company without Cause or by Mr. McHugh for Good Reason ($)	Non-renewal in connection with a Change of Control (other than an Anticipatory Change of Control ($)	Non-renewal in connection with an Anticipatory Change of Control ($)	Terminated as a Result of Disability ($)	Terminated as a Result of Death ($)
Accrued Base Salary	-	-	-	-	-
Benefits	34,355	34,355	34,355	-	-
Severance Payment	150,147 (1)	150,147 (3)	150,147 (4)	253,750 (1)	-
Bonus	-	-	-	-	-
Equity-based Awards	72,409 (2)	72,409 (2)	72,409 (2)	72,409 (2)	72,409 (2)
Total	256,911	256,911	256,911	326,159	72,409

(1)
One-half of such amount payable to Mr. McHugh on the date that is six months following his separation from service, with the remaining one-half payable to Mr. McHugh in six equal monthly installments beginning on the first day of the next month following such initial payment.

(2)	Reflects an amount equal to the number of unvested shares of Restricted Stock held by Mr. McHugh at March 31, 2014, valued at the closing stock price of our Common Stock as of March 31, 2014.
(3)
Such amount is payable to Mr. McHugh not later than 3 days following the later to occur of (i) the expiration of Mr. McHugh’s employment agreement and (ii) the Change of Control; provided, that in the event of an anticipated Change of Control, such amount is payable to Mr. McHugh not later than ten (10) business days following such Anticipatory Change in Control.

Bravener Employment Agreement and Award Agreement

Mr. Bravener’s employment agreement provides that in the event Mr. Bravener’s employment is terminated (i) by Lower Lakes without cause prior to the Bravener End Date, (ii) by Mr. Bravener for good reason, (iii) following the expiration of Mr. Bravener’s employment agreement, if Lower Lakes decides not to renew Mr. Bravener’s employment agreement or (iv) as a result of Mr. Bravener’s disability or death, Mr. Bravener will be entitled to (a) any accrued but unpaid base salary and performance bonus as the of the date of such termination, (b) payment of the base salary in effect at the time of termination for a period of twenty-four months and (c) continuation of all benefit programs, including the registered retirement savings plan, for a period of twenty-four months.

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

The following table summarizes the estimated benefits that would have been payable to Mr. Bravener if his employment had been (i) terminated on March 31, 2014 by Lower Lakes without cause or as a result of Mr. Bravener’s death or disability, (ii) terminated on March 31, 2014 by Lower Lakes following a change of control or (iii) terminated on March 31,2014 by Mr. Bravener for good reason.

	Terminated by the Company without Cause, by Mr. Bravener for Good Reason or as a Result of Death or Disability ($)	Terminated Following a Change of Control ($)
Accrued Base Salary	-	-
Accrued Performance Bonus	-	-
Base Salary Payment (1)	542,874	542,874
Benefits (2)	58,028	58,028
Special Bonus (3)	-	81,431
Restricted Stock (4)	125,711	125,711
Total	726,613	808,044

(1)	Reflects Mr. Bravener’s base salary in effect as of March 31, 2014, paid in equal monthly payments over a period of twenty-four months.
(2)	Reflects Mr Bravener’s Benefits in effect as of March 31, 2014, paid over a period of 24 months.
(3)	Reflects an amount equal to 30% of Mr. Bravener’s base salary as of March 31, 2014, paid in equal monthly payments over a period of twenty-four months.
(4)	Reflects an amount equal to the number of unvested shares of Restricted Stock held by Mr. Bravener at March 31, 2014 valued at the closing stock price of our Common Stock as of March 31, 2014.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors during the fiscal year ended March 31, 2014.  Compensation information for Laurence S. Levy, our Executive Chairman, and Scott Bravener, President of Lower Lakes, is set forth in the Summary Compensation Table above.

Our policy is to pay our Lead Independent Director $50,000 in cash annually and $8,750 of our Common Stock at the end of each fiscal quarter during which he or she served as Lead Independent Director.  We pay our non-employee directors $40,000 in cash annually and $6,250 of our Common Stock at the end of each fiscal quarter during which they served as a director.  In accordance with ASC Topic 718, the stock awards set forth below reflect the value of the Common Stock at the grant date rather than the date such awards were earned.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
John Binion	38,132	23,841	-	61,973
Jonathan Brodie	40,000	25,008	-	65,008
H. Cabot Lodge III	40,000	25,008	-	65,008
Michael D. Lundin	49,533	34,546	-	84,079

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee were, during the fiscal year ended March 31, 2014, an officer or employee of us or any of our subsidiaries or had any relationship with us other than serving on our Board of Directors. In addition, none of our executive officers served as a director or a member of the compensation committee (or board committee performing similar functions) of any other entity one of whose executive officers served as a director or on our Compensation Committee. None of the members of the Compensation Committee has any relationship required to be disclosed under this caption under the rules of the SEC.

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

Compensation Committee Jonathan Brodie, Chairman John Binion Michael D. Lundin H. Cabot Lodge III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of March 31, 2014, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding beneficial ownership of our Common Stock as of July 24, 2014, by:

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

The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person (and/or pursuant to proxies held by that person) that were exercisable on July 24, 2014 or became exercisable within 60 days following that date are considered outstanding.  However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options.  Except as otherwise indicated, the address for each beneficial owner is c/o Rand Logistics, Inc., 500 Fifth Avenue, 50th Floor, New York, New York 10110.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Ownership Class
David M. Knott (1) Dorset Management Corporation Knott Partners, L.P. Knott Partners Offshore Master Fund, L.P. Shoshone Partners, L.P. Mulsanne Partners, L.P.	2,652,335	(2)	13.8%
Rutabaga Capital Management (3)	1,711,270	(4)	9.5%
Ameriprise Financial, Inc. (5) Columbia Management Investment Advisers, LLC	1,536,169	(6)	8.5%
RMB Capital Management, LLC (7) Iron Road Capital Partners L.L.C.	1,482,749	(8)	8.2%
JWest, LLC (9) Jonathan R. Evans	1,412,877	(10)	7.8%
Boston Partners (11)	1,393,850	(12)	7.7%
Zesiger Capital Group LLC (13)	1,366,959	(14)	7.6%
Laurence S. Levy	1,353,976	(15)	7.4%
GMT Capital Corp.(16) Bay Resources Partners L.P. Bay II Resources Partners L.P. Bay Resource Partners Offshore Master Fund Ltd. Thomas E. Claugus	1,209,750	(17)	6.3%
Edward Levy	548,101	(18)	3.0%
Scott Bravener	237,413	(19)	1.3%
Joseph W. McHugh, Jr.	178,651	(20)	1.0%
H. Cabot Lodge III	41,345	(21)	*
Jonathan Brodie	58,337		*
Michael D. Lundin	44,075		*
John Binion	25,273		*
All directors and executive officers as a group (8 individuals)	2,487,171	(22)	13.5%
* Denotes ownership of less than one percent

(1)	The business address of the reporting persons is 485 Underhill Boulevard, Suite 205, Syosett, New York 11791.
(2)
Includes 1,209,678 shares of Common Stock issuable upon conversion of 150,000 shares of Series A convertible preferred stock.  This information was derived from a Schedule 13D/A filed with the SEC on June 19, 2013, a Schedule 13D/A filed with the SEC on August 2, 2006 and a Form 4 filed with the SEC on October 3, 2013.

(3)	The business address of this entity is 64 Broad Street, 3rd Floor, Boston, MA 02109.
(4)	This information was derived from a Schedule 13G/A filed with the SEC on February 7, 2014.

(5)
The business address of Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474.  The business address of Columbia Management Investment Advisers, LLC is 225 Franklin St., Boston, MA 02110.

(6)	This information was derived from a Schedule 13G/A filed with the SEC on February 12, 2014.
(7)	The business address of the reporting persons is 115 S. LaSalle Street, 34th Floor, Chicago, IL 60603.
(8)	This information was derived from a Schedule 13G/A filed with the SEC on February 10, 2014.
(9)	The business address of this entity and this individual is 501 Congressional Boulevard, Carmel, IN 46032.
(10)	This information was derived from a Schedule 13/D filed with the SEC on July 16, 2014.
(11)	The business address of this entity is One Beacon St., Boston, MA 02108.
(12)	This information was derived from a Schedule 13G filed with the SEC on February 11, 2014.
(13)	The business address of this entity is 460 Park Avenue, 22nd Floor, New York, New York 10022.
(14)	This information was derived from a Schedule 13G/A filed with the SEC on February 10, 2014.
(15)
Consists of 789,694 shares of Common Stock held by Rand Management LLC of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Mr. Levy’s three children, of which Mr. Levy is Trustee.  Mr. Levy also owns 358,607 shares of Common Stock and 205,675 shares that are issuable upon the exercise by Mr. Levy of stock options that are presently exercisable.

(16)	The business address of these entities and this individual is 2300 Windy Ridge Parkway, Suite 550 South, Atlanta, GA 30339.
(17)
Includes 1,209,678 shares of Common Stock underlying Rand’s series A convertible preferred stock issuable upon conversion of 150,000 shares of Series A convertible preferred stock.  This information was derived from a Schedule 13G filed with the SEC on February 17, 2014.

(18)	Consists of 436,349 shares of Common Stock and 111,752 shares that are issuable upon the exercise by Mr. Levy of stock options that are presently exercisable.
(19)	Consists of 176,146 shares of Common Stock and 61,267 shares that are issuable upon the exercise by Mr. Bravener of stock options that are presently exercisable.
(20)	Consists of 132,700 shares of Common Stock and 45,951 shares that are issuable upon the exercise by Mr. McHugh of stock options that are presently exercisable.
(21)	Includes 2,340 shares of Common Stock held by Carmel Lodge LLC, of which Mr. Lodge is the sole member.
(22)	Consists of 2,062,526 shares of Common Stock and 424,645 shares that are issuable upon the exercise of stock options that are presently exercisable.

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

New York Office Lease

We maintain our executive offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to a Reimbursement Agreement, dated as of June 12, 2013, among us, Rand Finance Corp. (“Rand Finance”), our subsidiary, and Hyde Park Real Estate, LLC (“Hyde Park”), an affiliate of Laurence S. Levy, our Executive Chairman.  The Reimbursement Agreement was reviewed and approved by our Audit Committee.  Under the Reimbursement Agreement, Rand Finance reimburses Hyde Park for 34.31% of the rent and other amounts actually incurred by Hyde Park under its lease at 500 Fifth Avenue and 34.31% of amounts incurred by Hyde Park for out-of-pocket office expenses.  We guarantee Rand Finance’s payment of such amounts.  We believe, based on rents and fees for similar services in the New York City metropolitan area, that the reimbursement amount paid to Hyde Park is at least as favorable as we could have obtained from an unaffiliated person.  Hyde Park is only obligated to continue to provide such office space and services to us so long as Laurence S. Levy or Edward Levy continues to act as our representative and there can be no assurance as to Hyde Park continuing to make such office space available to us.  For the fiscal year ended March 31, 2014, we paid Hyde Park approximately $165,086 for use of our executive offices and $44,899 for our portion of out-of-pocket office expenses.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Grant Thornton LLP for the fiscal years ended March 31, 2014 and March 31, 2013 for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $425,583 for the fiscal year ended March 31, 2014 and $440,387 for the fiscal year ended March 31, 2013.

Audit-Related Fees.  The aggregate fees billed by Grant Thornton LLP for the fiscal years ended March 31, 2014 and March 31, 2013 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $0 for the fiscal year ended March 31, 2014 and $0 for the fiscal year ended March 31, 2013.

Tax Fees.  The aggregate fees billed by Grant Thornton LLP for the fiscal years ended March 31, 2014 and March 31, 2013 for professional services rendered for tax compliance, tax advice and tax planning were $95,291 for the fiscal year ended March 31, 2014 and $123,514 for the fiscal year ended March 31, 2013.  The nature of the services performed for these fees was primarily for the preparation of tax returns, responding to inquiries from taxing agencies and tax structure planning.

All Other Fees.  For the fiscal years ended March 31, 2014 and March 31, 2013, we incurred no other fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.

By:	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman

Date:  July 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence S. Levy	Executive Chairman	July 29, 2014
Laurence S. Levy	(Principal Executive Officer)

/s/ Edward Levy	President	July 29, 2014
Edward Levy
/s/ Joseph W. McHugh, Jr.	Vice President	July 29, 2014
Joseph W. McHugh, Jr.	and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Scott Bravener	Director	July 29, 2014
Scott Bravener
/s/ H. Cabot Lodge, III	Director	July 29, 2014
H. Cabot Lodge, III
/s/ Jonathan Brodie	Director	July 29, 2014
Jonathan Brodie
/s/ Michael D. Lundin	Director	July 29, 2014
Michael D. Lundin
/s/ John Binion	Director	July 29, 2014
John Binion