Form 10-Q
period 2014-06-30
Rand Logistics, Inc.
filed 2014-08-07
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

(212) 644-3450
(Registrant's telephone number, including area code)

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

18,043,650 shares of Common Stock, par value $.0001, were outstanding at August 6, 2014.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30, 2014	March 31, 2014
ASSETS
CURRENT
Cash and cash equivalents	$3,704	$2,602
Accounts receivable, net (Note 4)	19,396	2,629
Income tax receivable	96	96
Loan to employee	250	250
Prepaid expenses and other current assets (Notes 5 and 8)	9,122	7,344
Deferred income taxes (Note 6)	121	121
Total current assets	32,689	13,042
PROPERTY AND EQUIPMENT, NET (Note 7)	220,717	215,487
OTHER ASSETS (Note 8)	602	730
DEFERRED DRYDOCK COSTS, NET (Note 9)	10,029	9,321
INTANGIBLE ASSETS, NET (Note 10)	15,933	16,233
GOODWILL (Note 10)	10,193	10,193
Total assets	$290,163	$265,006
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$14,812	$—
Accounts payable	18,457	11,792
Accrued liabilities (Note 13)	6,265	7,956
Income taxes payable	103	100
Deferred income taxes (Note 6)	36	35
Current portion of deferred payment liability (Note 11)	508	499
Current portion of long-term debt (Note 14)	1,067	787
Total current liabilities	41,248	21,169
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY (Note 11)	970	1,100
LONG-TERM DEBT (Note 14)	105,614	104,103
SUBORDINATED DEBT (Note 15)	72,500	72,500
OTHER LIABILITIES	253	253
DEFERRED INCOME TAXES (Note 6)	5,633	5,134
Total liabilities	226,218	204,259
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 17,938,461 shares (Note 18)	1	1
Additional paid-in capital	89,514	89,486
Accumulated deficit	(38,509)	(40,277)
Accumulated other comprehensive (loss)	(1,961)	(3,363)
Total stockholders’ equity	63,945	60,747
Total liabilities and stockholders’ equity	$290,163	$265,006

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2014	Three months ended June 30, 2013
REVENUE
Freight and related revenue	$36,613	$39,605
Fuel and other surcharges	6,696	8,796
TOTAL REVENUE	43,309	48,401
EXPENSES
Vessel operating expenses	28,027	32,683
Repairs and maintenance	1,182	817
General and administrative	2,900	2,881
Depreciation	4,677	4,305
Amortization of drydock costs	856	838
Amortization of intangibles	308	322
(Gain) loss on foreign exchange	(798)	63
	37,152	41,909
OPERATING INCOME	6,157	6,492
OTHER (INCOME) AND EXPENSES
Interest expense (Note 20)	3,757	2,389
Interest income	(2)	(2)
	3,755	2,387
INCOME BEFORE INCOME TAXES	2,402	4,105
PROVISION FOR INCOME TAXES (Note 6)
Deferred	343	1,527
	343	1,527
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,059	2,578
PREFERRED STOCK DIVIDENDS	291	854
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,768	$1,724
Net income per share basic (Note 23)	$0.10	$0.10
Net income per share diluted (Note 23)	0.10	0.10
Weighted average shares basic	17,933,910	17,875,951
Weighted average shares diluted	20,398,059	17,875,951

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2014	Three months ended June 30, 2013

NET NCOME APPLICABLE TO COMMON STOCKHOLDERS	2,059	2,578
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,402	(1,579)
COMPREHENSIVE INCOME APPLICABLE TO COMMON STOCKHOLDERS	3,461	999

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418
Net loss	—	—	—	—	—	(4,507)	—	(4,507)
Preferred stock dividends	—	—	—	—	—	(3,429)	—	(3,429)
Restricted stock issued (Note 18)	54,337	—	—	—	301	—	—	301
Unrestricted stock issued (Note 18)	19,256	—	—	—	108	—	—	108
Translation adjustment	—	—	—	—	—	—	(4,144)	(4,144)
Balances, March 31, 2014	17,933,859	$1	300,000	$14,900	$89,486	$(40,277)	$(3,363)	$60,747
Net income	—	—	—	—	—	2,059	—	2,059
Preferred stock dividends	—	—	—	—	—	(291)	—	(291)
Unrestricted stock issued (Note 18)	4,602	—	—	—	28	—	—	28
Translation adjustment	—	—	—	—	—	—	1,402	1,402
Balances, June 30, 2014	17,938,461	$1	300,000	$14,900	$89,514	$(38,509)	$(1,961)	$63,945

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2014	Three months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,059	$2,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	5,533	5,143
Amortization of intangibles and deferred financing costs	641	458
Deferred income taxes	343	1,527
Equity compensation granted	28	327
Unrealized foreign exchange (gain)	(1,368)	—
Deferred drydock costs paid	(1,961)	(3,430)
Changes in operating assets and liabilities:
Accounts receivable	(16,767)	(12,169)
Prepaid expenses and other current assets	(1,778)	(342)
Accounts payable and accrued liabilities	11,222	(1,626)
Other assets and liabilities	128	61
Income taxes payable (net)	3	—
	(1,917)	(7,473)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,001)	(3,701)
	(12,001)	(3,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(121)	(112)
Long-term debt repayment	—	(896)
Debt financing cost	(236)	(23)
Proceeds from bank indebtedness	19,767	17,414
Repayment of bank indebtedness	(5,000)	(1,714)
	14,410	14,669
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	610	(111)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,102	3,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,602	848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,704	$4,232
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$3,353	$2,678
Unpaid purchases of property and equipment	$3,379	$2,063
Unpaid purchases of deferred drydock cost	$44	$103

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings. and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes (17) Ltd. ("Lower Lakes (17)"), each of which is a wholly-owned subsidiary of Lower Lakes.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from audited consolidated financial statements for the fiscal year ended and as at March 31, 2014. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the three month period ended June 30, 2014.

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

There is a current examination taking place by the U.S. taxing authorities for the fiscal year ended March 31, 2012 with no adjustments proposed as of the date of this Quarterly Report on Form 10-Q. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2010 – 2014
Various states	2010 – 2014
Federal (Canada)	2009 – 2014
Ontario	2009 – 2014

Foreign currency translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of the Company's Canadian subsidiaries is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the average exchange rates prevailing during the respective month.  Components of stockholders’ equity are translated at historical exchange rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss, except for financial assets and liabilities designated in foreign currency, which are reflected in our consolidated statements of operations.

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

3.	RECENTLY ISSUED PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $61 as of June 30, 2014 and $58 as of March 31, 2014. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2014	March 31, 2014
Prepaid insurance	$1,007	$565
Fuel and lubricants	5,498	4,351
Deposits and other prepaids	2,617	2,428
	$9,122	$7,344

6.	INCOME TAXES

The Company's effective tax rate was a deferred tax expense of 14.3% for the three month period ended June 30, 2014 compared to a deferred tax expense of 37.2% for the three month period ended June 30, 2013. The decrease in effective tax rate was primarily due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

The effective tax rate for the three month period ended June 30, 2014 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

The Company had no unrecognized tax benefits as of June 30, 2014. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the three month periods ended June 30, 2014 and June 30, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2014	March 31, 2014
Cost
Vessels	$286,001	$274,919
Leasehold improvements	3,837	3,834
Furniture and equipment	618	534
Vehicles	20	19
Computer, communication equipment and purchased software	3,096	2,937
	$293,572	$282,243
Accumulated depreciation
Vessels	$68,533	$62,694
Leasehold improvements	2,070	1,953
Furniture and equipment	276	249
Vehicles	14	13
Computer, communication equipment and purchased software	1,962	1,847
	72,855	66,756
	$220,717	$215,487

Depreciable assets as at June 30, 2014 included $11,241 ($7,635 as at March 31, 2014) related to a recently acquired vessel. Depreciation on this asset will commence after the vessel is converted to a self-unloading dry-bulk vessel and is available for commercial sailing.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	June 30, 2014	March 31, 2014
Customer contract costs	$789	850
Prepaid expenses and other assets	8,935	7,224
Total	$9,724	$8,074

Current portion	9,122	7,344

Other long term assets	$602	$730

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	June 30, 2014	March 31, 2014
Drydock expenditures	$17,335	$15,635
Accumulated amortization	(7,306)	(6,314)
	$10,029	$9,321

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2013	$10,895
Drydock costs accrued and incurred	2,150
Amortization of drydock costs	(3,290)
Foreign currency translation adjustment	(434)
Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	1,359
Amortization of drydock costs	(856)
Foreign currency translation adjustment	205
Balance as of June 30, 2014	$10,029

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	June 30, 2014	March 31, 2014
Intangible assets:
Deferred financing costs	$7,465	$7,331
Trademarks and trade names	975	951
Customer relationships and contracts	17,311	16,884
Total identifiable intangibles	$25,751	$25,166
Accumulated amortization:
Deferred financing costs	$413	$75
Trademarks and trade names	812	768
Customer relationships and contracts	8,593	8,090
Total accumulated amortization	9,818	8,933
Net intangible assets	$15,933	$16,233
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

June 30, 2015	$2,704
June 30, 2016	2,670
June 30, 2017	2,602
June 30, 2018	2,602
June 30, 2019	2,433
$13,011

11.	VESSEL ACQUISITIONS

On March 11, 2014, Lower Lakes Towing entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS (the "Seller"), pursuant to which Lower Lakes Towing purchased the LALANDIA SWAN from the Seller for a purchase price of $7,000. Lower Lakes Towing subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated loan described in Note 15.

12.	BANK INDEBTEDNESS

As discussed in detail in Note 14, on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair and Lower Lakes (17), and the Company as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amends and restates the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) entered on August 30, 2012, as the same was amended from time to time.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

As of June 30, 2014, the Company had authorized operating lines of credit under the Fourth Amended and Restated Credit Agreement of CDN $17,500 and US $17,500 (CDN 17,500 and US 17,500 as of March 31, 2014), was utilizing CDN $3,000 as of June 30, 2014 and CDN $Nil as of March 31, 2014, was utilizing US $12,000 as of June 30, 2014 and US $Nil as of March 31, 2014, and maintained letters of credit of CDN $100 as of each of June 30, 2014 and March 31, 2014.

The Fourth Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.00% or Canadian BA rate plus 4.00% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.00% or LIBOR plus 4.00% on U.S. Dollar borrowings, compared to the Third Amended and Restated Credit Agreement, which bore interest at the Canadian Prime Rate plus 3.75% or Canadian BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings. The Fourth Amended and Restated Credit Agreement is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations. As of June 30, 2014, the Company had credit availability of US $6,831 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2014	March 31, 2014
Deferred financing and other transaction costs	$311	$560
Payroll compensation and benefits	2,331	957
Preferred stock dividends	291	—
Professional fees	381	386
Interest	839	767
Winter work, deferred drydock expenditures and capital expenditures	19	3,961
Capital and franchise taxes	34	36
Other	2,059	1,289
	$6,265	$7,956

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		June 30, 2014	March 31, 2014
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.00% (3.00% at March 31, 2014) or Canadian BA rate plus 4.00% (4.00% at March 31, 2013) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of CDN $137 commencing September 1, 2014 and the balance due April 1, 2019.	$51,435	$49,644

b)	U.S. term loan bearing interest at LIBOR rate plus 4.00% (4.00% at March 31, 2014) or U.S. base rate plus 3.00% (3.00% at March 31, 2013) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of US $138 commencing September 1, 2014 and the balance due April 1, 2019.	55,246	55,246

		$106,681	$104,890
	Less amounts due within 12 months	1,067	787
		$105,614	$104,103

The effective interest rates on the term loans at June 30, 2014 were 5.26% (5.26% at March 31, 2014) on the Canadian term loan and 4.23% (4.24% at March 31, 2014) on the U.S. term loan.

Principal payments are due as follows:

Twelve month period ending:

June 30, 2015	$1,067
June 30, 2016	1,067
June 30, 2017	1,067
June 30, 2018	1,066
June 30, 2019	102,414
$106,681

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amends and restates the existing Third Amended and Restated Credit Agreement to which the borrowers are a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidates the existing U.S. term loans into a single term loan, (iii) provides for certain new loans and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $17,500 with a seasonal overadvance facility of the lesser of US$ 17,000 or CDN $17,500 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $17,500 with a seasonal overadvance facility of US $17,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $50 subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $54,882 as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”) and (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $55,246 as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

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

Under the Third Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans were to expire on August 1, 2016. The outstanding principal amount of the 2012 CDN Term Loan borrowings was repayable as follows: (i) quarterly payments of CDN $331 commencing on December 1, 2012 and ending September 2014, (ii) quarterly payments of CDN $662 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the 2012 CDN Term Loan upon the 2012 CDN Term Loan's scheduled maturity on August 1, 2016. The outstanding principal amount of the Grand River Term Loan borrowings was repayable as follows: (i) quarterly payments of US $401 commencing on December 1, 2012 and ending on September 1, 2014, (ii) quarterly payments of US $802 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Grand River Term Loan upon the Grand River Term Loan's scheduled maturity on August 1, 2016. The outstanding principal amount of the Black Creek Term Loan borrowings was repayable as follows: (i) quarterly payments of US $181 commencing on December 1, 2012 and ending September 1, 2014, (ii) quarterly payments of US $362 commencing December 1, 2014 and ending June 1, 2016 and (iii) a final payment in the outstanding principal amount of the Black Creek Term Loan upon the Black Creek Term Loan's scheduled maturity on August 1, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

Borrowings under the Canadian revolving credit facility, Canadian swing line facility and the 2012 CDN Term Loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum or (ii) the BA Rate (as defined in the Third Amended and Restated Credit Agreement) plus 4.75% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility, the Grand River Term Loan and Black Creek Term Loan bore interest, at the borrowers' option equal to (i) LIBOR (as defined in the Third amended and Restated Credit Agreement) plus 4.75% per annum, or (ii) the U.S. Base Rate (as defined in the Third Amended and Restated Credit Agreement), plus 3.75% per annum. Obligations under the Third Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers' and guarantors' assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek; (iii) a pledge by Black Creek Holdings of most of the outstanding capital stock of Black Creek; and (iv) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Third Amended and Restated Credit Agreement was unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty was secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guaranteed the obligations of the Canadian borrower and each Canadian guarantor guaranteed the obligations of the Canadian borrower.

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

As of June 30, 2014, the Company was in compliance with covenants contained in the Fourth Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		June 30, 2014	March 31, 2014
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan)bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$34,200	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$38,300	$38,300
		$72,500	$72,500

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance , Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provides term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our Series A Convertible Preferred Stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement provides for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500.

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

The Company did not have any leases which met the criteria of a capital lease as of June 30, 2014. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013

Operating leases	$145	$131
Operating sublease	40	39
	$185	$170

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

June 30, 2015	$518
June 30, 2016	405
June 30, 2017	302
June 30, 2018	231
June 30, 2019	156
Thereafter	432
$2,044

The Company is party to a bareboat charter agreement for the McKee Sons barge that expires in December 2018.  The chartering cost included in vessel operating expenses was $Nil for the three month period ended June 30, 2014 ($253 for the three month period ended June 30, 2013). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

June 30, 2015	$771
June 30, 2016	772
June 30, 2017	771
June 30, 2018	772
June 30, 2019	514
$3,600

As of June 30, 2014, Lower Lakes Towing had signed contractual commitments with several suppliers totaling $19,186 ($1,801 as of March 31, 2014) in connection with capital expenditure and shipyard projects, including $3,558 due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2014 an accrual of $366 ($138 as of March 31, 2014) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at June 30, 2014 were $291 and at March 31, 2014 were $Nil. As of June 30, 2014 and March 31, 2014, the effective rate of the preferred dividend was 7.75% .

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At June 30, 2014, a total of 554,414 shares (589,066 shares at March 31, 2014) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense for the Year ended
				Vesting	June 30, 2014	June 30, 2013
Oct 13, 2009	1	39,660	3.17	Employment Agreement	—	6
				20% in each of five fiscal years ending March 31, 2014.
Feb 24, 2010	2	76,691	4.34	Restricted Share Award Agreement	—	—
				Three years in equal installments on each anniversary date.
Apr 5, 2010	4	37,133	5.32	Restricted Share Award Agreement	—	—
				Three years in equal installments on each anniversary date.
Apr 8, 2011	6	86,217	7.94	Restricted Share Award Agreement	—	57
				Three years in equal installments on each anniversary date.
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	33	33
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	23	24
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	25	8
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through March 31, 2014 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the three month period ended June 30, 2014, the Company awarded 4,602 shares for services rendered from April 1, 2014 to June 30, 2014. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through June 30, 2014 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at June 30, 2014, had a remaining weighted average contractual life of approximately three years.  The Company recorded compensation expenses related to such stock options of $Nil for each of the three month periods ended June 30, 2014 and June 30, 2013. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of June 30, 2014.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through June 30, 2014.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three month periods ended June 30, 2014 and June 30, 2013.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units -On June 27, 2014, The Company issued 30,050 Restricted Stock Units (“RSU”) to eligible US and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSU's vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period.

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

20.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended June 30, 2014	Three months ended June 30, 2013
Bank indebtedness	$179	$281
Amortization of deferred financing costs	333	136
Long-term debt-senior	1,254	1,934
Long-term debt-subordinated	1,961	—
Interest rate caps	2	1
Deferred payment liability	28	37
	$3,757	$2,389

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013

Revenue by country:
Canada	$24,200	$28,444
United States	19,109	19,957
	$43,309	$48,401

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2014	March 31, 2014
Property and equipment by country:
Canada	$105,286	$99,050
United States	115,431	116,437
	$220,717	$215,487
Intangible assets by country:
Canada	$9,619	$9,666
United States	6,314	6,567
	$15,933	$16,233
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$149,076	$130,817
United States	141,087	134,189
	$290,163	$265,006

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	FINANCIAL INSTRUMENTS

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
The contract for two interest rate swaps that was entered into effective February 15, 2008 expired on March 31, 2013.

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

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its outstanding term debt on the date of such contracts at a cap of three month Libor at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 65% of first lien term debt as of June 30, 2014.

Credit risk

Accounts receivable credit risk is mitigated by the diversification of the Company’s customers among industries and the short shipping season.

Liquidity risk

The ongoing tightened credit in financial markets and continued general economic downturn in some markets may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  The tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii) negatively impact the Company’s ability to collect accounts receivable on a timely basis and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	EARNINGS PER SHARE

The Company had a total of 17,938,461 shares of common stock issued and outstanding as of June 30, 2014, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,398,059 shares for the three month period ended June 30, 2014 and 20,295,306 for the three month period ended June 30, 2013. Since the calculation for three month period ended June 30, 2013 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,875,951. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended June 30, 2014	Three months ended June 30, 2013
Numerator:
Net income before preferred dividends	$2,059	$2,578
Preferred stock dividends	(291)	(854)
Net income applicable to common stockholders	$1,768	$1,724
Denominator:
Weighted average common shares for basic EPS	17,933,910	17,875,951
Effect of dilutive securities:
Average price during period	6.24	5.60
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Shares that could be acquired with the proceeds of options	434,990	—
Dilutive shares due to options	44,794	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	20,398,059	17,875,951
Basic EPS	$0.10	$0.10
Diluted EPS	$0.10	$0.10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2014.

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
 Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission on June 12, 2014, which include: the continuing effects of the economic downturn in our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Results of Operations for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013
Selected Financial Information

(USD in 000's)	Three months ended June 30, 2014	Three months ended June 30, 2013	Change	% Change
Revenue:
Freight and related revenue	$36,613	$39,605	$(2,992)	(7.6)%
Fuel and other surcharges	$6,696	$8,796	$(2,100)	(23.9)%
Total	$43,309	$48,401	$(5,092)	(10.5)%
Expenses:
Vessel operating expenses	$28,027	$32,683	$(4,656)	(14.2)%
Repairs and maintenance	$1,182	$817	$365	44.7%

Sailing Days:	1,138	1,262	(124)	(9.8)%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$32,173	$31,383	$790	2.5%
Fuel and other surcharges	$5,884	$6,970	$(1,086)	(15.6)%

Expenses per Sailing Day:
Vessel operating expenses	$24,628	$25,898	$(1,270)	(4.9)%
Repairs and maintenance	$1,039	$647	$392	60.6%

The following table summarizes the changes in the components of our revenue and vessel operating expenses as a result of changes in Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Vessel operating expenses
Three months ended June 30, 2013	1,262	$39,605	$8,796	—	$48,401	$32,683
Changes in three month period ended June 30, 2014:
Decrease attributable to weaker Canadian dollar		(1,239)	(284)		(1,523)	(1,057)
Net decrease primarily attributable to impact of delayed sailing season start, offset by pricing (excluding currency impact).	(124)	(1,753)	(1,816)		(3,569)	(3,599)
Sub-total	(124)	$(2,992)	$(2,100)	—	$(5,092)	$(4,656)
Three months ended June 30, 2014	1,138	$36,613	$6,696	—	$43,309	28,027

Total revenue during three month period ended June 30, 2014 was $43.3 million, a decrease of 10.5%, compared to $48.4 million during the three month period ended June 30, 2013. This decrease was primarily attributable to a reduction in tonnage carried, Sailing Days and fuel surcharges, combined with a weaker Canadian dollar and an increase in Delay Days. These factors were offset by increased prices, more efficient trade patterns and an improved commodity mix.
According to the Lake Carriers' Association, for the three month period ending June 30, 2014, U.S.-flagged vessels on the Great Lakes experienced a 17.9% decrease in overall customer shipments for the commodities that we carry compared to the three month period ended June 30, 2013. During the same time periods, U.S.-flagged vessels experienced a decrease of iron ore tonnage carried of 21.4%, a decrease of coal tonnage tonnage carried of 9.4% and a decrease of aggregates tonnage carried of 16.4%, offset only by an increase in salt tonnage carried of 4.7%. During the three month period ended June 30, 2014, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore tonnage carried decreased 17.0% and aggregates tonnage carried decreased 14.7% compared to the three month period ended June 30, 2013.
Our results for the three month period ended June 30, 2014 were affected by the harshest winter experienced on the Great Lakes in approximately thirty years. Ice coverage on the Great Lakes reached near record levels during the winter season, delaying the formal opening of the St. Lawrence Seaway and many of the ports and docks that we service. Once the Seaway was opened, passage on the lakes was limited and highly inefficient. Trade patterns were difficult to establish because of delayed customer openings, excessive ice, which created the potential, but unrealized, risk of vessel damage, and the U.S. and Canadian Coast Guards' requirement that vessels transit certain trade lanes as a part of Coast Guard-led convoys. These factors meaningfully impacted our profitability until the mid to latter part of May.
Due to weather-related factors experienced from April through mid-May 2014, our total tonnage carried decreased 13.5% during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013. During the three month period ended June 30, 2014, we experienced a 25.5% decrease in aggregates tonnage carried due to the delays in the quarries opening for the season, a 10.2% decline in grain tonnage carried, and a 6.5% decline in iron ore tonnage carried, in each case when compared to the three month period ended June 30, 2013. During the three month period ended June 30, 2014, we experienced a 4.1% increase in coal tonnage carried compared to the three month period ended June 30, 2013, which increase was attributable in part to a new business addition.

Freight and other related revenue generated from Company-operated vessels decreased $3.0 million, or 7.6%, to $36.6 million during the three month period ended June 30, 2014 compared to $39.6 million during the three month period ended June 30,

2013. Excluding the impact of currency changes, freight revenue decreased 4.4% during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013.
The decrease in freight and related revenue was attributable to the decrease in tonnage carried and 124 fewer Sailing Days during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013, offset by contractual price increases, an improved commodity mix and more efficient trade patterns. The decrease in Sailing Days was due in part to certain of our vessels not sailing in April 2014 and a high level of inefficiency for those that did operate as a result of ice and other winter weather conditions.
We operated fifteen vessels during the three month period ended June 30, 2014 and June 30, 2013. Management believes that each of our vessels should achieve a theoretical maximum of 91 Sailing Days in the our first fiscal quarter, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s operated vessels sailed an average of approximately 76 Sailing Days during the three month period ended June 30, 2014, compared to an average of 84 Sailing Days during the three month period ended June 30, 2013. We operated the Company's vessels for an average of 15 Sailing Days in April 2014 versus 26 Sailing Days in April 2013 and a theoretical maximum of 30 Sailing Days. We operated at the theoretical maximum Sailing Days in both May and June 2014.
We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 131 Delay Days during the three month period ended June 30, 2014 compared to 129 Delay Days during the three month period ended June 30, 2013. We continued to reduce Delay Days arising from traffic congestion, dock delays, other factors and vessel mechanical issues during the three month period ended June 30, 2014 by 16 days, or 19.8%, compared to the three month period ended June 30, 2013. The reductions in Delay Days in these categories during the three month period ended June 30, 2014 were offset by an increase of 18 Delay Days during the three month period ended June 30, 2014 related to increased weather-related delays. Weather-related delays accounted for approximately 50% of the Delay Days during the three month period ended June 30, 2014 compared to approximately 37% of the Delay Days during the three month period ended June 30, 2013. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 11.5% for the three month period ended June 30, 2014 compared to 10.2% for the three month period ended June 30, 2013. Delay Days, the vast majority of which were weather related, exceeded 28% of our total Sailing Days in April, 2014.

Freight and related revenue per Sailing Day increased $790, or 2.5%, to $32,173 per Sailing Day during the three month period ended June 30, 2014 compared to $31,383 per Sailing Day during the three month period ended June 30, 2013. This revenue increase was due to a change in the mix of cargos carried, the associated price of those cargos, improving water levels and the efficiency of trade patterns. The increase in freight and related revenue per Sailing Day was offset by a weaker Canadian dollar during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013 and significant operating inefficiencies and Delay Days experienced in April 2014.
All of our customer contracts have fuel surcharge provisions pursuant to which changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $2.1 million, or 23.9%, to $6.7 million during the three month period ended June 30, 2014 compared to $8.8 million during the three month period ended June 30, 2013. This decrease was attributable to reduced number of Sailing Days and a weaker Canadian dollar. Fuel and other surcharges per Sailing Day decreased by $1,086, or 15.6%, to $5,884 per Sailing Day during the three month period ended June 30, 2014 compared to $6,970 per Sailing Day during the three month period ended June 30, 2013.
Vessel operating expenses decreased $4.7 million, or 14.2%, to $28.0 million during the three month period ended June 30, 2014 compared to $32.7 million during the three month period ended June 30, 2013. This decrease was primarily due to fewer Sailing Days and a weaker Canadian dollar, offset by increased fuel consumption and other costs due to the inefficient operations at the start of the sailing season. Vessel operating expenses per Sailing Day decreased $1,270, or 4.9%, to $24,628 per Sailing Day during the three month period ended June 30, 2014 from $25,898 per Sailing Day during the three month period ended June 30, 2013.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $365 thousand to $1.2 million during the three month period ended June 30, 2014 from $0.8 million during the three month period ended June 30, 2013 primarily due to the late start of the 2014 sailing season resulting in fitout costs being incurred in April 2014 that are typically incurred in the preceding March. Repairs and maintenance per Sailing Day increased $392, or 60.6%, to $1,039 per Sailing Day during the three month period ended June 30, 2014 from $647 per Sailing Day during the three month period ended June 30, 2013.

Our general and administrative expenses were $2.9 million during the three month periods ended June 30, 2014 and June 30, 2013. Overall, the weaker Canadian dollar and reduced legal expenses offset additional compensation and benefit costs during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013. Our general and administrative expenses represented 7.9% of freight revenues during the three month period ended June 30, 2014 compared to 7.3% of freight revenues during the three month period ended June 30, 2013.
Depreciation expense increased $0.4 million to $4.7 million during the three month period ended June 30, 2014 compared to $4.3 million during the three month period ended June 30, 2013. This increase was primarily attributable to winter 2014 capital expenditures, offset by a weaker Canadian dollar during the three month period ended June 30, 2014.
Amortization of drydock costs increased $0.1 million to $0.9 million during the three month period ended June 30, 2014 from $0.8 million during the three month period ended June 30, 2013. During each of the three month periods ended June 30, 2014 and June 30, 2013, the Company amortized the deferred drydock costs of twelve of its sixteen vessels.
As a result of the items described above, including sailing for 124 fewer days during the three month period ended June 30, 2014, the Company’s operating income decreased $0.3 million, or 5.2%, to $6.2 million compared to operating income of $6.5 million during the three month period ended June 30, 2013. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles was $12.0 million during each of the three month periods ended June 30, 2014 and June 30, 2013. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles was $3.0 million lower in April 2014 as compared to April 2013.
Interest expense, which includes $3.4 million of cash interest and $0.4 million of deferred financing costs, increased $1.4 million to $3.8 million during the three month period ended June 30, 2014 from $2.4 million during the three month period ended June 30, 2013. This increase in interest expense was primarily attributable to the interest on our long term subordinated debt and the amortization of the deferred financing costs. The increase in interest expense was partially offset by a decrease in our accrued dividends on our preferred stock.
Our income before income taxes was $2.4 million during the three month period ended June 30, 2014 compared to income before income taxes of $4.1 million during the three month period ended June 30, 2013.
Our effective tax rate for three month period ended June 30, 2014 was 14.3% on pre-tax income of $2.4 million resulting in an income tax expense of $0.3 million. Other than statutory minimum foreign federal tax, none of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our effective tax rate for three month period ended June 30, 2013 was 37.2% on pre-tax income of $4.1 million resulting in an income tax expense of $1.5 million. The decrease in income tax expense was due to lower net income before income taxes and a lower consolidated tax rate during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013.  The effective tax rate for the three month period ended June 30, 2014 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which were primarily net operating losses.

Our net income before preferred stock dividends was $2.1 million during the three month period ended June 30, 2014 compared to $2.6 million during the three month period ended June 30, 2013.

We accrued $0.3 million for dividends on our preferred stock during the three month period ended June 30, 2014 compared to $0.9 million during the three month period ended June 30, 2013. The dividends accrued at a rate of 7.75% during the three month period ended June 30, 2014 and at a rate of 12.0% during the three month period ended June 30, 2013 .
Our net income applicable to common stockholders was $1.8 million during the three month period ended June 30, 2014 compared to net income of $1.7 million during the three month period ended June 30, 2013.
The Canadian dollar weakened by 6.2% compared to the U.S. dollar during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013, averaging approximately $0.917 USD per CDN during the three month period ended June 30, 2014 compared to approximately $0.977 USD per CDN during the three month period ended June 30, 2013. The Company's balance sheet translation rate increased from $0.905 USD per CDN at March 31, 2014 to $0.937 USD per CDN at June 30, 2014.

During the three month period ended June 30, 2014, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices
During the three month periods ended June 30, 2014, and June 30, 2013, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the three month periods ended June 30, 2014, and June 30, 2013, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 6.2% during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the three month periods ended June 30, 2014 and June 30, 2013. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash used by operating activities during the three month period ended June 30, 2014 was $1.9 million, a decrease of $5.6 million of cash used from $7.5 million of cash used during the three month period ended June 30, 2013. The decrease in cash used reflected a decrease in working capital usage due to the delayed start of the 2014 sailing season and reduced payments of deferred drydock expenses compared to the prior year.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the three month periods ended June 30, 2014 or 2013.
Net cash used in investing activities increased by $8.3 million to net cash used of $12.0 million during the three month period ended June 30, 2014 from net cash used of $3.7 million during the three month period ended June 30, 2013. This increase was primarily due to the timing of payments for capital expenditures during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013, as well as a progress payment on the forebody conversion project during the three month period ended June 30, 2014.
Net cash provided by financing activities decreased $0.3 million to $14.4 million used during the three month period ended June 30, 2014 compared to $14.7 million provided during the three month period ended June 30, 2013. During the three month period ended June 30, 2014, the Company received proceeds of $19.8 million from its seasonal revolving credit facility and repaid $5.0 million of such revolver balance. During the three month period ended June 30, 2013, the Company received proceeds of $17.4 million from its revolving credit facility, made principal payments on its term debt of $0.9 million and repaid $1.7 million of the revolver balances.
Fourth Amended and Restated Credit Agreement

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amends and restates the existing Third Amended and Restated Credit Agreement to which the borrowers are a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidates the existing U.S. term loans into a single term loan, (iii) provides for certain new loans and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and

Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $17.5 million with a seasonal overadvance facility equal to the lesser of US $17.0 million or CDN $17.5 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4 million, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $17.5 million with a seasonal overadvance facility of US $17 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $.05 million, subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $54.9 million as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”) and (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $55.2 million as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings will be repayable as follows: (i) payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan will bear interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

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

As a result of the execution of the Fourth Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $1.3 million during the fiscal year ended March 31, 2014 that consisted of the unamortized deferred financing costs in connection with the previously existing financing arrangement.
As of June 30, 2014, the Company was in compliance with the covenants under the Fourth Amended and Restated Credit Agreement.

Term Loan Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provides term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our Series A Convertible Preferred Stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement provides for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million (the “Second Lien CDN Term Loan”), (ii) U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38.3 million (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32.5 million.

The outstanding principal amount of the Second Lien CDN Term Loan borrowings will be repayable upon the Second Lien CDN Term Loan’s maturity on March 11, 2020. The outstanding principal amount of the Second Lien U.S. Term Loan borrowings will be repayable upon the Second Lien U.S. Term Loan’s maturity on March 11, 2020.

The Second Lien CDN Term Loan and Second Lien U.S. Term Loan will bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Term Loan Credit Agreement) plus 9.50% per annum or (ii) the U.S. Base Rate (as defined in the Term Loan Credit Agreement) plus 8.50% per annum.

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

As of June 30, 2014, the Company was in compliance with covenants under the Term Loan Credit Agreement.
Intercreditor Agreement

Also on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek, Lower Lakes Ship Repair, Rand, Rand LL Holdings, Rand Finance, Black Creek Holdings and Lower Lakes (17) (collectively, the “Credit Parties”), General Electric Capital Corporation, as agent for the lenders under the Fourth Amended and Restated Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Term Loan Credit Agreement (the “Second Lien Lenders”), entered into an Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which the Second Lien Lenders have agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens in granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the Fourth Amended and Restated Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and  interest payments under the Term Loan Credit Agreement.

Previous Credit Agreements

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
The Third Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing could borrow up to CDN $13.5 million with a seasonal overadvance facility of CDN $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4 million, subject to limitations, (ii) a revolving credit facility that included letters of credit under which Lower Lakes Transportation could borrow up to US $13.5 million with a seasonal overadvance facility of US $12 million, less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $0.1 million, subject to limitations, (iii) the modification and continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $53.0 million as of the date of the Third Amended and Restated Credit Agreement (the “2012 CDN Term Loan”), (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River was obligated to the lenders in the amount of $64.1 million as of the date of the Third Amended and Restated Credit Agreement (the “Grand River Term Loan”) and (v) a U.S. dollar denominated term loan facility under which Black Creek was obligated to the lenders in the amount of $28.9 million as of the date of the Third Amended and Restated Credit Agreement (the “Black Creek Term Loan”).
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
On March 29, 2013, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a First Amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement. The First Amendment modified the Third Amended and Restated Credit Agreement's Minimum Fixed Charge Coverage Ratio, Minimum EBITDA, Maximum Senior Funded Debt to EBITDA Ratio and Maximum Capital Expenditures covenants and the definitions of EBITDA and Fixed Charge Coverage Ratio.
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

As of June 30, 2014, the Company had accrued $0.3 million of dividends on its preferred stock for the three month period ended June 30, 2014, compared to $Nil at March 31, 2014. As of June 30, 2014, the effective rate of preferred dividends was 7.75%. As of June 30, 2013, the effective rate of preferred dividends was 12.0%.
Investments in Capital Expenditures and Drydockings
We incurred $7.7 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2014, including $4.1 million of carryover from the 2014 winter season, compared to $2.1 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2013, including $1.9 million relating to carryover from the 2013 winter season, during the three month period ended June 30, 2013.
Vessel Acquisitions
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7,000,000. The LALANDIA SWAN is a Danish-flagged chemical tanker that we intend to convert into a Canadian-flagged river class self-unloader vessel. We currently plan to introduce this new vessel into service during the 2015 sailing season.
Contractual Commitments
A table of our contractual obligations as of March 31, 2014 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. As of June 30, 2014, Lower Lakes Towing had signed contractual commitments with several suppliers totaling $19,186 ($1,801 as of March 31, 2014) in connection with capital expenditure and shipyard projects, including $3,558 due in less than one year.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At June 30, 2014, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $54.9 million of term borrowings and CDN $3.0 million of revolving borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to U.S. dollars before operating cash flows can make up for such a currency conversion change.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2014.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the three month period ended June 30, 2014.

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

There is a current examination taking place by the U.S. taxing authorities for the fiscal year ended March 31, 2012 with no adjustments proposed as of the date of this Quarterly Report on Form 10-Q. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (USA)	2010 – 2014
Various states	2010 – 2014
Federal (Canada)	2009 – 2014
Ontario	2009 – 2014

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Pronouncements
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the three month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2014.

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

RAND LOGISTICS, INC.

Date:	August 6, 2014	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman
(Principal Executive Officer)

Date:	August 6, 2014	/s/ Joseph W. McHugh, Jr.
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