Form 10-Q
period 2014-09-30
Rand Logistics, Inc.
filed 2014-11-06
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

18,010,147 shares of Common Stock, par value $.0001, were outstanding at November 5, 2014.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30, 2014	March 31, 2014
ASSETS
CURRENT
Cash and cash equivalents	$3,571	$2,602
Accounts receivable, net (Note 4)	17,391	2,629
Income tax receivable	96	96
Loan to employee	—	250
Prepaid expenses and other current assets (Notes 5 and 8)	7,994	7,344
Deferred income taxes (Note 6)	121	121
Total current assets	29,173	13,042
PROPERTY AND EQUIPMENT, NET (Note 7)	214,223	215,487
OTHER ASSETS (Note 8)	956	730
DEFERRED DRYDOCK COSTS, NET (Note 9)	8,924	9,321
INTANGIBLE ASSETS, NET (Note 10)	14,847	16,233
GOODWILL (Note 10)	10,193	10,193
Total assets	$278,316	$265,006
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$8,679	$—
Accounts payable	9,633	11,792
Accrued liabilities (Note 13)	7,466	7,956
Income taxes payable	—	100
Deferred income taxes (Note 6)	34	35
Current portion of deferred payment liability	517	499
Current portion of long-term debt (Note 14)	1,042	787
Total current liabilities	27,371	21,169
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	837	1,100
LONG-TERM DEBT (Note 14)	102,944	104,103
SUBORDINATED DEBT (Note 15)	72,500	72,500
OTHER LIABILITIES	253	253
DEFERRED INCOME TAXES (Note 6)	6,085	5,134
Total liabilities	209,990	204,259
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 18,010,147 shares (Note 18)	1	1
Additional paid-in capital	90,040	89,486
Accumulated deficit	(33,070)	(40,277)
Accumulated other comprehensive loss	(3,545)	(3,363)
Total stockholders’ equity	68,326	60,747
Total liabilities and stockholders’ equity	$278,316	$265,006

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013
REVENUE
Freight and related revenue	$46,102	$42,955	$82,715	$82,560
Fuel and other surcharges	8,168	7,586	14,864	16,382
TOTAL REVENUE	54,270	50,541	97,579	98,942
EXPENSES
Vessel operating expenses	33,612	31,608	61,639	64,291
Repairs and maintenance	(5)	118	1,177	935
General and administrative	3,299	3,195	6,199	6,076
Depreciation	4,693	4,275	9,370	8,580
Amortization of drydock costs	856	829	1,712	1,667
Amortization of intangibles	308	319	616	641
Loss (gain) on foreign exchange	1,261	(3)	463	60
	44,024	40,341	81,176	82,250
OPERATING INCOME	10,246	10,200	16,403	16,692
OTHER (INCOME) AND EXPENSES
Interest expense (Note 19)	3,707	2,345	7,464	4,734
Interest income	(2)	(1)	(4)	(3)
	3,705	2,344	7,460	4,731
INCOME BEFORE INCOME TAXES	6,541	7,856	8,943	11,961
PROVISION FOR INCOME TAXES (Note 6)
Current	—	—	—	—
Deferred	705	6,641	1,048	8,168
	705	6,641	1,048	8,168
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	5,836	1,215	7,895	3,793
PREFERRED STOCK DIVIDENDS	290	879	581	1,733
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$5,546	$336	$7,314	$2,060
Net income per share basic (Note 22)	$0.31	$0.02	$0.41	$0.12
Net income per share diluted (Note 22)	0.29	0.02	0.39	0.12
Weighted average shares basic	18,002,591	17,919,524	17,968,438	17,897,856
Weighted average shares diluted	20,456,035	17,919,524	20,427,469	17,897,856

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	5,836	1,215	7,895	3,793
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,584)	871	(182)	(708)
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	4,252	2,086	7,713	3,085

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418
Net loss	—	—	—	—	—	(4,507)	—	(4,507)
Preferred stock dividends	—	—	—	—	—	(3,429)	—	(3,429)
Restricted stock issued (Note 18)	54,337	—	—	—	301	—	—	301
Unrestricted stock issued (Note 18)	19,256	—	—	—	108	—	—	108
Translation adjustment	—	—	—	—	—	—	(4,144)	(4,144)
Balances, March 31, 2014	17,933,859	$1	300,000	$14,900	$89,486	$(40,277)	$(3,363)	$60,747
Net income	—	—	—	—	—	2,059	—	2,059
Preferred stock dividends	—	—	—	—	—	(291)	—	(291)
Unrestricted stock issued (Note 18)	4,602	—	—	—	28	—	—	28
Translation adjustment	—	—	—	—	—	—	1,402	1,402
Balances, June 30, 2014	17,938,461	$1	300,000	$14,900	$89,514	$(38,509)	$(1,961)	$63,945
Net income	—	—	—	—	—	5,836	—	5,836
Preferred stock dividends	—	—	—	—	—	(290)	—	(290)
Restricted stock issued (Note 18)	105,189	—	—	—	621	—	—	621
Unrestricted stock issued (Note 18)	4,870	—	—	—	28	—	—	28
Stock repurchased and extinguished	(38,373)	—	—	—	(143)	(107)	—	(250)
Restricted Stock Unit (RSU)	—	—	—	—	20	—	—	20
Translation adjustment	—	—	—	—	—	—	(1,584)	(1,584)
Balances, September 30, 2014	18,010,147	$1	300,000	$14,900	$90,040	$(33,070)	$(3,545)	$68,326

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2014	Six months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,895	$3,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	11,082	10,247
Amortization of intangibles and deferred financing costs	1,282	912
Deferred income taxes	1,048	8,168
Equity compensation granted	697	354
Unrealized foreign exchange loss (gain)	301	—
Deferred drydock costs paid	(2,020)	(3,532)
Changes in operating assets and liabilities:
Accounts receivable	(14,762)	(13,242)
Prepaid expenses and other current assets	(650)	(509)
Accounts payable and accrued liabilities	6,152	(2,404)
Other assets and liabilities	24	137
Income taxes payable (net)	(100)	—
	10,949	3,924
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,610)	(5,520)
	(17,610)	(5,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(245)	(227)
Shares repurchased and extinguished	(250)	—
Long-term debt repayment	(261)	(1,799)
Debt financing cost	(277)	(23)
Proceeds from bank indebtedness	19,767	17,414
Repayment of bank indebtedness	(11,000)	(11,559)
Payment of preferred stock dividend	(291)	—
	7,443	3,806
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	187	(18)
NET INCREASE IN CASH AND CASH EQUIVALENTS	969	2,192
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,602	848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,571	$3,040
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$6,849	$4,634
Unpaid purchases of property and equipment	$903	$544
Unpaid purchases of deferred drydock cost	$9	$2
Payment of income taxes	$100	$—
Capitalized interest	$68	$—

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the six month period ended September 30, 2014.

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

Foreign currency translation

The Company uses the U.S. Dollar as its reporting currency.  The functional currency of the Company's Canadian subsidiaries is the Canadian Dollar.  The functional currency of the Company’s U.S. subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the average exchange rates prevailing during the respective month.  Components of stockholders’ equity are translated at historical exchange rates.  Exchange gains and losses resulting from translation are reflected in accumulated other comprehensive income or loss, except for financial assets and liabilities designated in foreign currency, which are reflected in the Company's consolidated statements of operations.

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

Financial instruments

The Company accounts for its foreign currency hedge contract on its subordinated debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the contract is recorded in earnings and the fair value of settlement costs to terminate the contract is included in current assets or current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are disclosed in Note 21.

Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The disclosure requirements of ASC 820 related to the Company’s financial assets and liabilities are presented in Note 21.

3.	RECENTLY ISSUED PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $50 as of September 30, 2014 and $58 as of March 31, 2014. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2014	March 31, 2014
Prepaid insurance	$584	$565
Fuel and lubricants	5,070	4,351
Deposits and other prepaids	2,340	2,428
	$7,994	$7,344

6.	INCOME TAXES

The Company's effective tax rate was a deferred tax expense of 11.7% for the six month period ended September 30, 2014 compared to a deferred tax expense of 68.3% for the six month period ended September 30, 2013. The decrease in effective tax rate was primarily due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses and changes in forecasted full year pre-tax results compared to the prior year comparative period.

The effective tax rate for the six month period ended September 30, 2014 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

The Company had no unrecognized tax benefits as of September 30, 2014. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the six month periods ended September 30, 2014 and September 30, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2014	March 31, 2014
Cost
Vessels	$282,255	$274,919
Leasehold improvements	3,834	3,834
Furniture and equipment	603	534
Vehicles	18	19
Computer, communication equipment and purchased software	3,027	2,937
	$289,737	$282,243
Accumulated depreciation
Vessels	$71,059	$62,694
Leasehold improvements	2,193	1,953
Furniture and equipment	284	249
Vehicles	14	13
Computer, communication equipment and purchased software	1,964	1,847
	75,514	66,756
	$214,223	$215,487

Depreciable assets as at September 30, 2014 included $13,562 ($7,635 as at March 31, 2014) related to a recently acquired vessel. Depreciation on this asset will commence after the vessel is converted to a self-unloading dry-bulk vessel and is available for commercial sailing.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	September 30, 2014	March 31, 2014
Customer contract costs	$710	$850
Prepaid expenses and other assets	8,240	7,224
Total	$8,950	$8,074

Current portion	7,994	7,344

Other long term assets	$956	$730

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	September 30, 2014	March 31, 2014
Drydock expenditures	$16,878	$15,635
Accumulated amortization	(7,954)	(6,314)
	$8,924	$9,321

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2013	$10,895
Drydock costs accrued and incurred	2,150
Amortization of drydock costs	(3,290)
Foreign currency translation adjustment	(434)
Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	1,383
Amortization of drydock costs	(1,712)
Foreign currency translation adjustment	(68)
Balance as of September 30, 2014	$8,924

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	September 30, 2014	March 31, 2014
Intangible assets:
Deferred financing costs	$7,284	$7,331
Trademarks and trade names	942	951
Customer relationships and contracts	16,730	16,884
Total identifiable intangibles	$24,956	$25,166
Accumulated amortization:
Deferred financing costs	$731	$75
Trademarks and trade names	808	768
Customer relationships and contracts	8,570	8,090
Total accumulated amortization	10,109	8,933
Net intangible assets	$14,847	$16,233
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

September 30, 2015	$2,704
September 30, 2016	2,645
September 30, 2017	2,602
September 30, 2018	2,601
September 30, 2019	2,265
$12,817

11.	VESSEL ACQUISITIONS

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

As of September 30, 2014, the Company had authorized operating lines of credit under the Fourth Amended and Restated Credit Agreement of CDN $17,500 and US $17,500 (CDN 17,500 and US 17,500 as of March 31, 2014), was utilizing CDN $3,000 as of September 30, 2014 and CDN $Nil as of March 31, 2014, was utilizing US $6,000 as of September 30, 2014 and US $Nil as of March 31, 2014, and maintained letters of credit of CDN $100 as of each of September 30, 2014 and March 31, 2014.

The Fourth Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.00% or Canadian BA rate plus 4.00% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.00% or LIBOR plus 4.00% on U.S. Dollar borrowings, compared to the Third Amended and Restated Credit Agreement, which bore interest at the Canadian Prime Rate plus 3.75% or Canadian BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings. The Fourth Amended and Restated Credit Agreement is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations. As of September 30, 2014, the Company had credit availability of US $5,648 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2014	March 31, 2014
Deferred financing and other transaction costs	$269	$560
Payroll compensation and benefits	2,887	957
Preferred stock dividends	291	—
Professional fees	412	386
Interest	784	767
Winter work, deferred drydock expenditures and capital expenditures	419	3,961
Capital and franchise taxes	30	36
Other	2,374	1,289
	$7,466	$7,956

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		September 30, 2014	March 31, 2014
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.00% (3.00% at March 31, 2014) or Canadian BA rate plus 4.00% (4.00% at March 31, 2014) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of CDN $137 commenced September 1, 2014 and the balance due April 1, 2019.	$48,879	$49,644

b)	U.S. term loan bearing interest at LIBOR rate plus 4.00% (4.00% at March 31, 2014) or U.S. base rate plus 3.00% (3.00% at March 31, 2014) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of US $138 commenced September 1, 2014 and the balance due April 1, 2019.	55,107	55,246

		$103,986	$104,890
	Less amounts due within 12 months	1,042	787
		$102,944	$104,103

The effective interest rates on the term loans at September 30, 2014 were 5.27% (5.26% at March 31, 2014) on the Canadian term loan and 4.23% (4.24% at March 31, 2014) on the U.S. term loan.

Principal payments are due as follows:

Twelve month period ending:

September 30, 2015	$1,042
September 30, 2016	1,042
September 30, 2017	1,042
September 30, 2018	1,043
September 30, 2019	99,817
$103,986

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amends and restates the existing Third Amended and Restated Credit Agreement to which the borrowers are a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidates the existing U.S. term loans into a single term loan, (iii) provides for certain new loans and (iv) provides working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provides for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $17,500 with a seasonal overadvance facility of the lesser of US $17,000 or CDN $17,500 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $17,500 with a seasonal overadvance facility of US $17,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $50 subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $54,882 as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”) and (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $55,246 as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings will be repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014, and (iii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan will bear interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum, or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

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
As of September 30, 2014, the Company was in compliance with covenants contained in the Fourth Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		September 30, 2014	March 31, 2014
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$34,200	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$38,300	$38,300
		$72,500	$72,500

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

As of September 30, 2014, the Company was in compliance with covenants contained in the Term Loan Credit Agreement.

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

The Company did not have any leases which met the criteria of a capital lease as of September 30, 2014. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013

Operating leases	$150	$146	$295	$277
Operating sublease	41	40	81	79
	$191	$186	$376	$356

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

September 30, 2015	$509
September 30, 2016	379
September 30, 2017	295
September 30, 2018	225
September 30, 2019	131
Thereafter	380
$1,919

The Company is party to a bareboat charter agreement for the McKee Sons barge that expires in December 2018.  The chartering cost included in vessel operating expenses was $Nil for the six month period ended September 30, 2014 ($254 for the six month period ended September 30, 2013). The lease was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The lease contains a clause whereby annual payments escalate at the Consumer Price Index, capped at a maximum annual increase of 3%. Total charter commitments for the McKee Sons vessel for the term of the lease before inflation adjustments are set forth below.

Twelve month period ending:

September 30, 2015	$771
September 30, 2016	771
September 30, 2017	771
September 30, 2018	772
September 30, 2019	257
$3,342

As of September 30, 2014, the Company had signed contractual commitments with several suppliers totaling $17,453 ($1,801 as of March 31, 2014) in connection with capital expenditures and shipyard projects due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity.  From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2014 an accrual of $237 ($138 as of March 31, 2014) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

18.	STOCKHOLDERS’ EQUITY

On September 21, 2011, the Company completed a public underwritten offering of 2,800,000 shares of the Company’s common stock for $6.00 per share.  The Company’s proceeds from the offering, net of underwriter’s commissions and expenses, were $15,525.

On February 11, 2011, in connection with the Company's acquisition of two vessels, the Company issued 1,305,963 shares of the Company’s common stock to the seller of such vessels. Such shares were valued at the average of high and low price on that day of $5.175.

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

The accrued preferred stock dividends payable at September 30, 2014 were $291 and at March 31, 2014 were $Nil. As of September 30, 2014 and March 31, 2014, the effective dividend rate of the preferred stock was 7.75% .

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2014, a total of 444,355 shares (589,066 shares at March 31, 2014) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013
Oct 13, 2009	1	39,660	3.17	Employment Agreement	—	7	—	13
				20% in each of five fiscal years ending March 31, 2014.
Apr 8, 2011	6	86,217	7.94	Restricted Share Award Agreement	—	56	—	113
				Three years in equal installments on each anniversary date.
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	33	33	66	66
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	23	25	46	49
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	25	25	50	33
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	34	—	34	—
				Three years in equal installments on each anniversary date.

For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded in general and administrative expenses. Share capital and additional paid-in capital are increased on the grant date with an offset to prepaid assets. Grant date fair market value for all non-option share-based compensation is the average of the high and low trading prices on the date of grant.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through September 30, 2014 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the six month period ended September 30, 2014, the Company awarded 9,472 shares for services rendered from April 1, 2014 to September 30, 2014. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2014 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at September 30, 2014, had a remaining weighted average contractual life of approximately three years.  The Company recorded compensation expenses related to such stock options of $Nil for each of the three and six month periods ended September 30, 2014 and September 30, 2013. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of September 30, 2014.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through September 30, 2014.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three and six month periods ended September 30, 2014 and September 30, 2013.

Shares issued in lieu of cash compensation - The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that five of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low sale prices Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives' and outside directors’ compensation reverted back to cash.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units -On June 27, 2014, The Company issued 30,050 Restricted Stock Units (“RSU”) to eligible US and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSU's vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $20 for each of the three and six month periods ended September 30, 2014.

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low sale prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and U.S. employees for a bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately.

19.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013
Bank indebtedness	$155	$245	$334	$526
Amortization of deferred financing costs	333	135	666	271
Long-term debt-senior	1,265	1,928	2,519	3,862
Long-term debt-subordinated	1,992	—	3,953	—
Interest rate caps	3	2	5	3
Deferred payment liability	27	35	55	72
Interest capitalized	(68)	—	(68)	—
	$3,707	$2,345	$7,464	$4,734

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013

Revenue by country:
Canada	$31,012	$28,522	$55,212	$56,966
United States	23,258	22,019	42,367	41,976
	$54,270	$50,541	$97,579	$98,942

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2014	March 31, 2014
Property and equipment by country:
Canada	$100,830	$99,050
United States	113,393	116,437
	$214,223	$215,487
Intangible assets by country:
Canada	$8,788	$9,666
United States	6,059	6,567
	$14,847	$16,233
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$140,626	$130,817
United States	137,690	134,189
	$278,316	$265,006

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	FINANCIAL INSTRUMENTS

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
In August 2014, the Company entered into a rolling foreign currency hedge contract to mitigate currency fluctuation risk on a portion of its subordinated US dollar denominated debt owed by Lower Lakes Towing.
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
The following table provides the fair value of the foreign currency hedge contract measured on a recurring basis as of September 30, 2014 and March 31, 2014:

		Fair value measurements at September 30, 2014			Fair value measurements at March 31, 2014
	Carrying value at September 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contract	$95	$—	$95	$—	$—	$—

The foreign currency hedge contract is measured at fair value using available rates on the similar instruments and is classified within Level 2 of the valuation hierarchy. This contract is accounted for using the mark-to-market accounting method as if the contract were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month period ended September 30, 2014.

The Company recorded a receivable of $95 as of September 30, 2014 for this foreign currency hedge contract on a portion of the Company’s US dollar denominated subordinated debt owed by Lower Lakes Towing. For each of the three and six month periods ended September 30, 2014, the fair value adjustment of the foreign currency hedge contract resulted in a gain of $379. This gain is included in the Company’s earnings and the fair value of settlement cost to terminate the contract is included in current assets on the Company's consolidated balance sheets.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instrument as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2014	Fair Value as at March 31, 2014
Foreign currency hedge contract	Current assets	$95	$—

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contract is recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Three months ended September 30, 2014	Six month ended September 30, 2014	Three months ended September 30, 2013	Six month ended September 30, 2013
Foreign currency hedge contract	Loss (gain) on foreign exchange	$(379)	$(379)	$—	$—

Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar, and the Canadian dollar.  As discussed above, in August 2014, the Company entered into a rolling foreign currency hedge contract to mitigate currency fluctuation risk on a portion of its U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

Interest rate risk

The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its outstanding term debt on the date of such contracts at a cap of three month Libor at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 64% of first lien term debt as of September 30, 2014.

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

The Company had a total of 18,010,147 shares of common stock issued and outstanding as of September 30, 2014, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,338,879 shares for the three month period ended September  30, 2013 and 20,317,211 for the six month period ended September 30, 2013. Since the calculation for three month and six month periods ended September 30, 2013 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,919,524 and 17,897,856, respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013
Numerator:
Net income before preferred dividends	$5,836	$1,215	$7,895	$3,793
Preferred stock dividends	(290)	(879)	(581)	(1,733)
Net income applicable to common stockholders	$5,546	$336	$7,314	$2,060
Denominator:
Weighted average common shares for basic EPS	18,002,591	17,919,524	17,968,438	17,897,856
Effect of dilutive securities:
Average price during period	6.09	5.08	6.16	5.34
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	446,172	—	440,554	—
Dilutive shares due to options	33,613	—	39,231	—
Restricted Stock Units (RSU)	30,050	—	15,764	—
Average exercise price of RSU	5.99	—	5.99	—
Shares that could be acquired with the proceeds of RSU	29,574	—	15,319	—
Dilutive shares due to RSU	476	—	445	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	20,456,035	17,919,524	20,427,469	17,897,856
Basic EPS	$0.31	$0.02	$0.41	$0.12
Diluted EPS	$0.29	$0.02	$0.39	$0.12

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2014.

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
We believe that Lower Lakes is the only company providing significant domestic port-to-port services to both Canada and the United States in the Great Lakes region. Lower Lakes maintains this operating flexibility by operating both U.S.- and Canadian-flagged vessels in compliance with the Shipping Act, 1916, and the Merchant Marine Act, 1920, commonly referred to as the Jones Act in the U.S. and the Coasting Trade Act in Canada.
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
Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange, (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles and (3) marine transportation performance measures consisting of Sailing Days, Delay Days and per day measurements. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
Our discussion of our Results of Operations also contains references to constant currency amounts. The constant currency information presented herein is calculated by translating current period results using prior period weighted average foreign currency exchange rates. Revenue from our Canadian operations has historically represented more than half of our total revenue. Consequently, our revenue has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, if the Canadian dollar weakens, our consolidated results stated in U.S. dollars are negatively impacted. These rate fluctuations can have a significant effect on our reported results. As a supplement to our reported operating results, we present constant currency financial information, which is a non-GAAP financial measure. We use constant currency information to provide a framework to assess how our business performed excluding the effects of foreign currency fluctuations. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our business. These constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP.

Results of Operations for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013
Selected Financial and Operating Information

(USD in 000's)	Three months ended September 30, 2014	Three months ended September 30, 2013	$ Change	% Change
Revenue:
Freight and related revenue	$46,102	$42,955	$3,147	7.3%
Fuel and other surcharges	$8,168	$7,586	$582	7.7%
Total	$54,270	$50,541	$3,729	7.4%
Expenses:
Vessel operating expenses	$33,612	$31,608	$2,004	6.3%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	17,364	15,620	1,744	11.2%
Operating Income plus loss (gain) on foreign exchange	$11,507	10,197	$1,310	12.8%
OPERATING INCOME	$10,246	$10,200	$46	0.5%

Sailing days:	1,351	1,286	65	5.1%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$34,124	$33,402	$722	2.2%
Fuel and other surcharges	$6,046	$5,899	$147	2.5%

Expenses per sailing day:
Vessel operating expenses	$24,879	$24,579	$300	1.2%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss/(gain) on foreign exchange during the three month periods ended September 30, 2014 and 2013 (USD in 000's)

	Three months ended September 30, 2014	Three months ended September 30, 2013
Operating Income	$10,246	$10,200
Depreciation	$4,693	$4,275
Amortization of drydock costs	$856	$829
Amortization of intangibles	$308	$319

Loss/(gain) on foreign exchange	$1,261	$(3)
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss/(gain) on foreign exchange	$17,364	$15,620

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013:

(USD in 000's)	Freight and related revenue	Fuel and other surcharges	Total revenue	Vessel operating expenses	Repairs and Maintenance	G&A	*Subtotal
Three months ended September 30, 2013	$42,955	$7,586	$50,541	$31,608	$118	$3,195	$15,620
Changes in three month period ended September 30, 2013:
Change attributable to weaker Canadian dollar	(1,185)	(275)	(1,460)	(924)	(6)	(76)	(454)
Net change on a constant currency basis	4,332	857	5,189	2,928	(117)	180	2,198
Total Change	$3,147	$582	$3,729	$2,004	(123)	104	1,744
Three months ended September 30, 2014	$46,102	$8,168	$54,270	$33,612	$(5)	$3,299	$17,364
* Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles and Loss/(Gain) on Foreign Exchange

Total revenue during the three month period ended September 30, 2014 was $54.3 million, an increase of 7.4%, compared to $50.5 million during the three month period ended September 30, 2013. This increase was primarily attributable to additional Sailing Days, which we define as days a vessel is crewed and available for sailing, (resulting in a modest increase in tonnage carried and an associated increase in Freight and related revenue and Fuel and other surcharges), contractual price increases, improvements in commodity mix and water levels and a higher percentage of time spent in revenue loaded condition. This increase in revenue was dampened by the deterioration of the Canadian dollar during the three month period ended September 30, 2014. On a constant currency basis, our total revenue increased 10.3%, or $5.2 million, during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.
According to the Lake Carriers' Association, during the three month period ended September 30, 2014, U.S.-flagged vessels experienced a 7.4% increase in overall customer shipments for the commodities that we carry on the Great Lakes compared to the three month period ended September 30, 2013. On a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments increased 16.7%, coal shipments decreased 1.7% and aggregates shipments increased a 7.2%, in each case during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Freight and other related revenue generated from Company-operated vessels increased $3.1 million, or 7.3%, to $46.1 million during the three month period ended September 30, 2014 compared to $43.0 million during the three month period ended September 30, 2013. On a constant currency basis, freight and other related revenue increased 10.1%, or $4.3 million, during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.
Our tonnage carried during the three month period ended September 30, 2014 increased 1.8% compared to the three month period ended September 30, 2013. During the three month period ended September 30, 2014, we experienced an increase in iron ore, salt, and grain carried of 58.6%, 39.3%, and 7.6%, respectively, offset by a reduction of aggregates and coal carried of 8.3% and 13.9%, respectively, in each case when compared to the three month period ended September 30, 2013.

We operated fifteen vessels during each of the three month periods ended September 30, 2014 and September 30, 2013. Management believes that each of our vessels should achieve a theoretical maximum of 92 Sailing Days in our second fiscal quarter, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 90 Sailing Days during the three month period ended September 30, 2014, representing 97.9% of the theoretical maximum, compared to an average of 86 Sailing Days during the three month period ended September 30, 2013, or 93.2% of the theoretical maximum.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 72 Delay Days during the three month period ended September 30, 2014 compared to 93 Delay Days during the three month period ended September 30, 2013. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 5.3% during the three month period ended September 30, 2014 compared to 7.2% during the three month period ended September 30, 2013.

Freight and related revenue per Sailing Day increased $722, or 2.2%, to $34,124 per Sailing Day during the three month period ended September 30, 2014 compared to $33,402 per Sailing Day during the three month period ended September 30, 2013. This revenue increase was due to a change in the mix of cargos carried, the associated price of those cargos, higher water levels and the efficiency of trade patterns. On a constant currency basis, freight and related revenue per Sailing Day increased 4.8%, or $1,600 per Sailing Day, during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges increased $0.6 million, or 7.7%, to $8.2 million during the three month period ended September 30, 2014 compared to $7.6 million during the three month period ended September 30, 2013. This increase was attributable to an additional 65 Sailing Days during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013, offset by reduced fuel prices and a weaker Canadian dollar. Fuel and other surcharges per Sailing Day increased by $147, or 2.5%, to $6,046 per Sailing Day during the three month period ended September 30, 2014 compared to $5,899 per Sailing Day during the three month period ended September 30, 2013.
Vessel operating expenses increased $2.0 million, or 6.3%, to $33.6 million during the three month period ended September 30, 2014 compared to $31.6 million during the three month period ended September 30, 2013. This increase was primarily due to a greater number of Sailing Days during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013, offset by a weaker Canadian dollar and reduced fuel prices. On a constant currency basis, vessel operating expenses increased 9.3%, or $2.9 million, during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. Vessel operating expenses per Sailing Day increased $300, or 1.2%, to $24,879 per Sailing Day during the three month period ended September 30, 2014 from $24,579 per Sailing Day during the three month period ended September 30, 2013.
Our general and administrative expenses were $3.3 million during the the three month period ended September 30, 2014 compared to $3.2 million during the three month period ended September 30, 2013. The modest increase was due to additional costs related to the contested proxy solicitation and compensation and benefit inflationary cost increases, offset by the weaker Canadian dollar. Our general and administrative expenses represented 7.2% of freight revenues during the three month period ended September 30, 2014 and 7.4% of freight revenues during the three month period ended September 30, 2013.
Depreciation expense increased $0.4 million to $4.7 million during the three month period ended September 30, 2014 compared to $4.3 million during the three month period ended September 30, 2013. This increase was primarily attributable to winter 2014 capital expenditures, offset by a weaker Canadian dollar during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.
Amortization of drydock costs were $0.8 million during each of the three month periods ended September 30, 2014 and September 30, 2013. During the three month period ended September 30, 2014, the Company amortized the deferred drydock costs of twelve of its sixteen vessels, compared to twelve vessels during the three month period ended September 30, 2013.
Loss (gain) on foreign exchange during the three month period ended September 30, 2014 was $1.3 million, which was primarily a non-cash loss on translation of approximately $34.2 million USD denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary, net of $10.0 million of currency hedging, during a portion of the three month period ended September 30, 2014. During the three month period ended September 30, 2013, an immaterial gain on translation of other balance sheet items was recorded.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased $1.8 million, or 11.2%, from $15.6 million during the three month period ended September 30, 2013 to $17.4 million during the three month period ended September 30, 2014. On a constant currency basis, during the three month period ended September 30, 2014, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased 14.1%, or $2.2 million, compared to the three month period ended September 30, 2013.

As a result of the items described above, operating income during each of the three month periods ended September 30, 2014 and September 30, 2013 equaled $10.2 million. Operating Income plus loss (gain) on foreign exchange increased $1.3 million, or 12.8%, from $10.2 million during the three month period ended September 30, 2013 to $11.5 million during the three month period ended September 30, 2014.
Interest expense, which includes $3.5 million of cash interest and $0.3 million of deferred financing costs, increased $1.4 million to $3.7 million during the three month period ended September 30, 2014 from $2.3 million during the three month period ended September 30, 2013. This increase in interest expense was primarily attributable to the higher interest rate on a portion of our long term debt and the amortization of the deferred financing costs. The increase in interest expense was partially offset by a decrease in our accrued dividends on our preferred stock.
Our income before income taxes was $6.5 million during the three month period ended September 30, 2014 compared to $7.9 million during the three month period ended September 30, 2013.
Our effective tax rate was 10.8% on pre-tax income of $6.5 million during the three month period ended September 30, 2014 compared to 84.5% on pre-tax income of $7.9 million during the three month period ended September 30, 2013. Our provision for income tax expenses was $0.7 million during the three month period ended September 30, 2014 compared to an income tax expense of $6.6 million during the three month period ended September 30, 2013. The decrease in income tax expense was due to a change in forecasted pre-tax results and the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. The effective tax rate for the three month period ended September 30, 2014 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

Our net income before preferred stock dividends was $5.8 million during the three month period ended September 30, 2014 compared to $1.2 million during the three month period ended September 30, 2013.

We accrued $0.3 million for dividends on our preferred stock during the three month period ended September 30, 2014 compared to $0.9 million during the three month period ended September 30, 2013. The dividends accrued at a rate of 7.75% during the three month period ended September 30, 2014 compared to a rate of 12.0% during the three month period ended September 30, 2013.
Our net income applicable to common stockholders was $5.5 million during the three month period ended September 30, 2014 compared to $0.3 million during the three month period ended September 30, 2013.
The Canadian dollar weakened by 4.7% compared to the U.S. dollar during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013, averaging approximately $0.918 USD per CDN during the three month period ended September 30, 2014 compared to approximately $$0.963 USD per CDN during the three month period ended September 30, 2013. The Company's balance sheet translation rate decreased from $0.905 USD per CDN at March 31, 2014 to $0.893 USD per CDN at September 30, 2014.
During the three month period ended September 30, 2014, the Company operated an average of six vessels in the US and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense are incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013
Selected Financial and Operating Information

(USD in 000's)	Six months ended September 30, 2014	Six months ended September 30, 2013	Change	% Change
Revenue:
Freight and related revenue	$82,715	$82,560	$155	0.2%
Fuel and other surcharges	$14,864	$16,382	$(1,518)	(9.3)%
Total	$97,579	$98,942	$(1,363)	(1.4)%
Expenses:
Vessel operating expenses	$61,639	$64,291	$(2,652)	(4.1)%
Repairs and maintenance	$1,177	$935	$242	25.9%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	28,564	27,640	924	3.3%
Operating Income plus loss (gain) on foreign exchange	$16,866	16,752	114	0.7%
OPERATING INCOME	$16,403	16,692	(289)	(1.7)%

Sailing Days:	2,489	2,548	(59)	(2.3)%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$33,232	$32,402	$830	2.6%
Fuel and other surcharges	$5,972	$6,429	$(457)	(7.1)%

Expenses per Sailing Day:
Vessel operating expenses	$24,765	$25,232	$(467)	(1.9)%
Repairs and maintenance	$473	$367	$106	28.9%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss/(gain) on foreign exchange during the six month periods ended September 30, 2014 and 2013 (USD in 000's)

	Six months ended September 30, 2014	Six months ended September 30, 2013
Operating Income	$16,403	$16,692
Depreciation	$9,370	$8,580
Amortization of drydock costs	$1,712	$1,667
Amortization of intangibles	$616	$641

Loss/(gain) on foreign exchange	$463	$60
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss/(gain) on foreign exchange	$28,564	$27,640

The following table summarizes the changes in the components of our revenue and certain expenses during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013:

(USD in 000's)	Freight and related revenue	Fuel and other surcharges	Total revenue	Vessel operating expenses	Repairs and Maintenance	G&A	*Subtotal
Six months ended September 30, 2013	$82,560	$16,382	$98,942	$64,291	$935	$6,076	$27,640
Changes in six month period ended September 30, 2014:
Change attributable to weaker Canadian dollar	(2,424)	(559)	(2,983)	(1,981)	(67)	(178)	(757)
Net change on a constant currency basis	2,579	(959)	1,620	(671)	309	301	1,681
Total Change	$155	$(1,518)	$(1,363)	$(2,652)	$242	$123	$924
Six months ended September 30, 2014	$82,715	$14,864	$97,579	$61,639	$1,177	$6,199	$28,564
* Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles and Loss/(Gain) on Foreign Exchange

Total revenue during the six month period ended September 30, 2014 was $97.6 million, a decrease of 1.4%, compared to $98.9 million during the six month period ended September 30, 2013. This decrease was primarily attributable to a reduction in tonnage carried, Sailing Days and fuel surcharges, combined with a weaker Canadian dollar and an increase in Delay Days attributable to the poor weather conditions at the start of the sailing season. These factors were offset by increased prices, more efficient trade patterns and improved water levels and commodity mix. On a constant currency basis, our total revenue increased 1.6%, or $1.6 million, during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.
According to the Lake Carriers' Association, during the six month period ending September 30, 2014, U.S.-flagged vessels on the Great Lakes experienced a 5.7% decrease in overall customer shipments for the commodities that we carry compared to the six month period ended September 30, 2013. During the same time periods, U.S.-flagged vessels experienced a decrease of iron ore tonnage carried of 4.6%, a decrease of coal tonnage carried of 8.9% and a decrease of aggregates tonnage carried of 5.7%. During the six month period ended September 30, 2014, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore tonnage carried decreased 2.1%, coal tonnage carried decreased 7.4% and aggregates tonnage carried decreased 3.0%, in each case compared to the six month period ended September 30, 2013. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Our results for the six month period ended September 30, 2014 reflect the effects of the harshest winter experienced on the Great Lakes in approximately thirty years and the resultant late start of the 2014 sailing season. Ice coverage on the Great Lakes reached near record levels during the winter season, delaying the formal opening of the St. Lawrence Seaway and many of the ports and docks that we service. Once the Seaway was opened, passage on the lakes was limited and highly inefficient. Trade patterns were difficult to establish because of delayed customer openings, excessive ice, which created the potential, but unrealized, risk of vessel damage, and the U.S. and Canadian Coast Guards' requirement that vessels transit certain trade lanes as a part of Coast Guard-led convoys. These factors meaningfully impacted our profitability until the mid to latter part of May 2014.
Our total tonnage carried decreased 5.7% during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013. Weather-related factors experienced from April through mid-May 2014 resulted in a compression of our customer requirements into a shorter sailing season. We have been able to recapture only a small portion of the tonnage shortfall experienced at the start of the season. During the six month period ended September 30, 2014, we experienced increases in tonnage carried in salt and iron ore commodities of 16.0% and 25.8%, respectively, due to expanded market share, in each case when compared to the six month period ended September 30, 2014. Aggregates, coal and to a limited extent grain tonnages carried during the six month period ended September 30, 2014 trail the six month period ended September 30, 2013, decreasing 16.9%, 6.4% and 0.9% respectively.

Freight and other related revenue generated from Company-operated vessels increased $0.1 million, or 0.2%, to $82.7 million during the six month period ended September 30, 2014 compared to $82.6 million during the six month period ended September 30, 2013. On a constant currency basis, freight revenue increased 3.1%, or $2.6 million, during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.
The increase in freight and related revenue was attributable to an improved commodity mix, more efficient trade patterns and contractual price increases, offset by the weakened Canadian dollar, the decrease in tonnage carried and 59 fewer Sailing Days during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013. The decrease in Sailing Days was due in part to certain of our vessels not sailing in April 2014 and a high level of inefficiency for those that did operate as a result of ice and other winter weather conditions.
We operated fifteen vessels during each of the six month periods ended September 30, 2014 and September 30, 2013. Management believes that each of our vessels should achieve a theoretical maximum of 183 Sailing Days in the first two fiscal quarters, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s operated vessels sailed an average of approximately 166 Sailing Days during the six month period ended September 30, 2014 compared to an average of 170 Sailing Days during the six month period ended September 30, 2013. We operated the Company's vessels for an average of 15 Sailing Days in April 2014 versus 26 Sailing Days in April 2013 and a theoretical maximum of 30 Sailing Days. We operated at 90.7% of the theoretical maximum Sailing Days for the six month period ended September 30, 2014 primarily due to the late start of the 2014 sailing season compared to 92.8% of the theoretical maximum of Sailing Days for the six month period ended September 30, 2013.
We experienced 203 Delay Days during the six month period ended September 30, 2014 compared to 222 Delay Days during the six month period ended September 30, 2013. We continued to reduce Delay Days arising from traffic congestion, dock delays, other factors and vessel mechanical issues during the six month period ended September 30, 2014 by 31 Delay Days, or 19.3%, compared to the six month period ended September 30, 2013. The reductions in Delay Days in these categories during the six month period ended September 30, 2014 were offset by an increase of 12 Delay Days during the six month period ended September 30, 2014 related to increased weather-related delays. Weather-related delays accounted for approximately 36.0% of the Delay Days during the six month period ended September 30, 2014 compared to approximately 28% of the Delay Days during the six month period ended September 30, 2013. Such Delay Days represent a Lost Time Factor of 8.1% for the six month period ended September 30, 2014 compared to 8.7% for the six month period ended September 30, 2013. Delay Days, the vast majority of which were weather related, exceeded 28% of our total Sailing Days in April, 2014.

Freight and related revenue per Sailing Day increased $830, or 2.6%, to $33,232 per Sailing Day during the six month period ended September 30, 2014 compared to $32,402 per Sailing Day during the six month period ended September 30, 2013. This revenue increase was due to a change in the mix of cargos carried, the associated freight rates of those cargos, higher water levels and the efficiency of trade patterns. The increase in freight and related revenue per Sailing Day was dampened by a weaker Canadian dollar. On a constant currency basis, freight and related revenue per Sailing Day increased 5.6%, or $1,804 per Sailing Day, during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.
All of our customer contracts have fuel surcharge provisions pursuant to which changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $1.5 million, or 9.3%, to $14.9 million during the six month period ended September 30, 2014 compared to $16.4 million during the six month period ended September 30, 2013. This decrease was attributable to reduced number of Sailing Days and a weaker Canadian dollar. Fuel and other surcharges per Sailing Day decreased by $457, or 7.1%, to $5,972 per Sailing Day during the six month period ended September 30, 2014 compared to $6,429 per Sailing Day during the six month period ended September 30, 2013. On a constant currency basis, fuel and other surcharges per Sailing Day decreased by $233, or 3.6%, to $6,196 per Sailing Day during the six month period ended September 30, 2014 compared to $6,429 per Sailing Day during the six month period ended September 30, 2013.
Vessel operating expenses decreased $2.7 million, or 4.1%, to $61.6 million during the six month period ended September 30, 2014 compared to $64.3 million during the six month period ended September 30, 2013. This decrease was primarily due to fewer Sailing Days and a weaker Canadian dollar, offset by increased costs due to the inefficient operations at the start of the 2014 sailing season. On a constant currency basis, vessel operating expenses decreased $0.7 million or 1.0%. Vessel operating expenses per Sailing Day decreased $467, or 1.9%, to $24,765 per Sailing Day during the six month period ended September 30, 2014 from $25,232 per Sailing Day during the six month period ended September 30, 2013.

Repairs and maintenance expenses, which primarily consist of expensed winter work, increased 0.3 million to $1.2 million during the six month period ended September 30, 2014 from $0.9 million during the six month period ended September 30, 2013, primarily due to the late start of the 2014 sailing season resulting in fitout costs being incurred in April 2014 that are typically incurred in the preceding March. Repairs and maintenance per Sailing Day increased $106 to $473 per Sailing Day during the six month period ended September 30, 2014 from $367 per Sailing Day during the six month period ended September 30, 2013.
Our general and administrative expenses were $6.2 million during the six month period ended September 30, 2014 and $6.1 million during six month period September 30, 2013. Overall, the benefit of the weaker Canadian dollar was offset by increased costs related to the contested 2014 proxy solicitation and compensation and benefit inflationary cost increases during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013. Our general and administrative expenses represented 7.5% of freight revenues during the six month period ended September 30, 2014 compared to 7.4% of freight revenues during the six month period ended September 30, 2013.
Depreciation expense increased $0.8 million to $9.4 million during the six month period ended September 30, 2014 compared to $8.6 million during the ix month period ended September 30, 2013. This increase was primarily attributable to winter 2014 capital expenditures, offset by a weaker Canadian dollar during the six month period ended September 30, 2014.
Amortization of drydock costs were $1.7 million during each of the six month periods ended September 30, 2014 and September 30, 2013. During the six month period ended September 30, 2014, the Company amortized the deferred drydock costs of twelve of its sixteen vessels, compared to twelve vessels during the six month period ended September 30, 2013.
Loss (gain) on foreign exchange during the six month period ended September 30, 2014 was $0.5 million, which includes a non-cash loss on translation of US dollar denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary, net of $10 million of currency hedging during a portion of the six month period ended September 30, 2014. During the six month period ended September 30, 2013, $0.1 million of loss on translation of other balance sheet items was recorded.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased $1.0 million, or 3.3%, to $28.6 million during the six month period ended September 30, 2014 from $27.6 million during the six month period ended September 30, 2013. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles was $3.0 million lower in April, 2014 than in April, 2013. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased $1.7 million, or 6.1%, during the six month period ended September 30, 2014 from $27.6 million during the six month period ended September 30, 2013.
As a result of the items described above, including sailing for 59 fewer days during the six month period ended September 30, 2014 than in the six month period ended September 30, 2014, during the six month period ended September 30, 2014, the Company’s operating income decreased $0.3 million, or 1.7%, to $16.4 million compared to operating income of $16.7 million during the six month period ended September 30, 2013. Operating Income plus loss (gain) on foreign exchange increased $0.1 million, or 0.7%, to $16.9 million during the six month period ended September 30, 2014 from $16.8 million during the six month period ended September 30, 2013.
Interest expense, which includes $6.9 million of cash interest and $0.7 million of deferred financing costs, increased $2.8 million to $7.5 million during the six month period ended September 30, 2014 from $4.7 million during the six month period ended September 30, 2013. This increase in interest expense was primarily attributable to the interest expense on our long term subordinated debt and the amortization of deferred financing costs. The increase in interest expense was partially offset by a decrease in our accrued dividends on our preferred stock.
Our income before income taxes was $8.9 million during the six month period ended September 30, 2014 compared to income before income taxes of $12.0 million during the six month period ended September 30, 2013.
Our effective tax rate for six month period ended September 30, 2014 was 11.7% on pre-tax income of $8.9 million, resulting in an income tax expense of $1.0 million. Other than statutory minimum foreign federal tax, none of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards. Our effective tax rate for the six month period ended September 30, 2013 was 68.3% on pre-tax income of $12.0 million, resulting in an income tax expense of $8.2 million. The decrease in income tax expense was due to lower forecasted net income before income taxes and a lower consolidated tax rate during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.  The effective tax rate for the six month period ended September 30, 2014 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which were primarily net operating losses.

Our net income before preferred stock dividends was $7.9 million during the six month period ended September 30, 2014 compared to $3.8 million during the six month period ended September 30, 2013.

We accrued $0.6 million for dividends on our preferred stock during the six month period ended September 30, 2014 compared to $1.7 million during the six month period ended September 30, 2013. The dividends accrued at a rate of 7.75% during the six month period ended September 30, 2014 and at a rate of 12.0% during the six month period ended September 30, 2013.
Our net income applicable to common stockholders was $7.3 million during the six month period ended September 30, 2014 compared to net income of $2.1 million during the six month period ended September 30, 2013.
The Canadian dollar weakened by 5.4% compared to the U.S. dollar during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013, averaging approximately $0.918 USD per CDN during the six month period ended September 30, 2014 compared to approximately $0.970 USD per CDN during the six month period ended September 30, 2013. The Company's balance sheet translation rate decreased from $0.905 USD per CDN at March 31, 2014 to $0.893 USD per CDN at September 30, 2014.
During the six month period ended September 30, 2014, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices
During the six month periods ended September 30, 2014, and September 30, 2013, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the six month periods ended September 30, 2014, and September 30, 2013, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 4.7% during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities) which is included in our consolidated financial statements for the six month periods ended September 30, 2014 and September 30, 2013. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities during the six month period ended September 30, 2014 was $10.9 million, an increase of $7.0 million of cash provided, from $3.9 million of cash provided during the six month period ended September 30, 2013. The increase in cash provided was primarily attributable to a decrease in build up of seasonal working capital due to the late start of the 2014 sailing season and lower payments of deferred drydock costs.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the six month periods ended September 30, 2014 or 2013.
Net cash used in investing activities increased by $12.1 million to net cash used of $17.6 million during the six month period ended September 30, 2014 from net cash used of $5.5 million during the six month period ended September 30, 2013. This increase was primarily due to the timing of payments for capital expenditures during the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013, and progress payments on the forebody conversion project during the six month period ended September 30, 2014.
Net cash provided by financing activities increased $3.6 million to $7.4 million used during the six month period ended September 30, 2014 compared to $3.8 million provided during the six month period ended September 30, 2013, primarily due to the timing of the revolver borrowings and lower long-term debt principal payments of $1.5 million.
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

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings will be repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings will be repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan will bear an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan will bear interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

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
As of September 30, 2014, the Company was in compliance with the covenants under the Fourth Amended and Restated Credit Agreement.

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

As of September 30, 2014, the Company was in compliance with covenants under the Term Loan Credit Agreement.
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
As of September 30, 2014, the Company had $0.3 million of unpaid accrued dividends on its preferred stock for the six month period ended September 30, 2014 compared to $Nil at March 31, 2014. As of September 30, 2014, the effective rate of preferred dividends was 7.75%. As of September 30, 2013, the effective rate of preferred dividends was 12.0%.

Investments in Capital Expenditures and Drydockings
We incurred $10.8 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2014, including $4.1 million of carryover from the 2014 winter season and $5.8 million of capital expenditures on the forebody conversion project, compared to $2.5 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2013, which amount included $1.9 million relating to carryover from the 2013 winter season.
Vessel Acquisitions
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7,000,000. The LALANDIA SWAN is a Danish-flagged chemical tanker that we intend to convert into a Canadian-flagged river class self-unloader vessel. We currently plan to introduce this new vessel into service during the 2015 sailing season.
Contractual Commitments
A table of our contractual obligations as of March 31, 2014 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. As of September 30, 2014, the Company had signed contractual commitments with several suppliers totaling $17,453 ($1,801 as of March 31, 2014) in connection with capital expenditures and shipyard projects, due in less than one year.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At September 30, 2014, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $54.9 million of term debt borrowings and CDN $3.0 million of revolver debt borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to U.S. dollars before operating cash flows can make up for such a currency conversion change.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended September 30, 2014.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and US operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the six month period ended September 30, 2014.

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

Recently Issued Pronouncements
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information
None.

Item 6.	Exhibits.

 (a) Exhibits

10.1	Agreement, dated as of September 22, 2014, by and between Rand Logistics, Inc. and JWEST, LLC (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on September 22, 2014).**

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith
** Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date:	November 5, 2014	/s/ Laurence S. Levy
Laurence S. Levy
Executive Chairman
(Principal Executive Officer)

Date:	November 5, 2014	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	Agreement, dated as of September 22, 2014, by and between Rand Logistics, Inc. and JWEST, LLC (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on September 22, 2014.**

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.
**Previously filed with the SEC as indicated, and hereby incorporated herein by reference.