Form 10-Q
period 2014-12-31
Rand Logistics, Inc.
filed 2015-02-05
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014
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

18,015,084 shares of Common Stock, par value $.0001, were outstanding at February 4, 2015.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2014	March 31, 2014
ASSETS
CURRENT
Cash and cash equivalents	$5,674	$2,602
Accounts receivable, net (Note 4)	16,554	2,629
Income tax receivable	96	96
Loan to employee	—	250
Prepaid expenses and other current assets (Notes 5 and 8)	7,138	7,344
Deferred income taxes (Note 6)	121	121
Total current assets	29,583	13,042
PROPERTY AND EQUIPMENT, NET (Note 7)	206,962	215,487
OTHER ASSETS (Note 8)	680	730
DEFERRED DRYDOCK COSTS, NET (Note 9)	7,997	9,321
INTANGIBLE ASSETS, NET (Note 10)	13,926	16,233
GOODWILL (Note 10)	10,193	10,193
Total assets	$269,341	$265,006
LIABILITIES
CURRENT
Bank indebtedness (Note 12)	$2,862	$—
Accounts payable	8,512	11,792
Accrued liabilities (Note 13)	6,335	7,956
Income taxes payable	—	100
Deferred income taxes (Note 6)	33	35
Current portion of deferred payment liability	527	499
Current portion of long-term debt (Note 14)	1,026	787
Total current liabilities	19,295	21,169
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	702	1,100
LONG-TERM DEBT (Note 14)	101,015	104,103
SUBORDINATED DEBT (Note 15)	72,500	72,500
OTHER LIABILITIES	—	253
DEFERRED INCOME TAXES (Note 6)	4,683	5,134
Total liabilities	198,195	204,259
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 18,015,084 shares at December 31, 2014 and 17,933,859 shares at March 31, 2014 (Note 18)	1	1
Additional paid-in capital	90,077	89,486
Accumulated deficit	(29,101)	(40,277)
Accumulated other comprehensive loss	(4,731)	(3,363)
Total stockholders’ equity	71,146	60,747
Total liabilities and stockholders’ equity	$269,341	$265,006

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013
REVENUE
Freight and related revenue	$41,965	$39,868	$124,680	$122,428
Fuel and other surcharges	6,482	8,871	21,346	25,253
Outside voyage charter revenue	618	1,160	618	1,160
TOTAL REVENUE	49,065	49,899	146,644	148,841
EXPENSES
Outside voyage charter fees (Note 19)	605	1,060	605	1,060
Vessel operating expenses	29,846	32,744	91,485	97,035
Repairs and maintenance	60	77	1,237	1,012
General and administrative	3,498	2,947	9,697	9,023
Depreciation	4,613	4,264	13,983	12,844
Amortization of drydock costs	836	822	2,548	2,489
Amortization of intangibles	300	317	916	958
Loss (gain) on foreign exchange	290	(6)	753	54
Loss on termination of vessel lease	2,660	—	2,660	—
	42,708	42,225	123,884	124,475
OPERATING INCOME	6,357	7,674	22,760	24,366
OTHER (INCOME) AND EXPENSES
Interest expense (Note 20)	3,359	2,215	10,823	6,949
Interest income	(3)	(3)	(7)	(6)
	3,356	2,212	10,816	6,943
INCOME BEFORE INCOME TAXES	3,001	5,462	11,944	17,423
(RECOVERY) PROVISION FOR INCOME TAXES (Note 6)
Current	—	—	—	—
Deferred	(1,259)	3,781	(211)	11,949
	(1,259)	3,781	(211)	11,949
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	4,260	1,681	12,155	5,474
PREFERRED STOCK DIVIDENDS	291	906	872	2,639
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$3,969	$775	$11,283	$2,835
Net income per share basic (Note 23)	$0.22	$0.04	$0.63	$0.16
Net income per share diluted (Note 23)	0.21	0.04	0.60	0.16
Weighted average shares basic	18,010,533	17,925,180	17,982,520	17,906,998
Weighted average shares diluted	20,429,888	17,925,180	20,405,998	17,906,998

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	4,260	1,681	12,155	5,474
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,186)	(1,352)	(1,368)	(2,060)
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	3,074	329	10,787	3,414

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2013	17,860,266	$1	300,000	$14,900	$89,077	$(32,341)	$781	$72,418
Net loss	—	—	—	—	—	(4,507)	—	(4,507)
Preferred stock dividends	—	—	—	—	—	(3,429)	—	(3,429)
Restricted stock issued (Note 18)	54,337	—	—	—	301	—	—	301
Unrestricted stock issued (Note 18)	19,256	—	—	—	108	—	—	108
Translation adjustment	—	—	—	—	—	—	(4,144)	(4,144)
Balances, March 31, 2014	17,933,859	$1	300,000	$14,900	$89,486	$(40,277)	$(3,363)	$60,747
Net income	—	—	—	—	—	2,059	—	2,059
Preferred stock dividends	—	—	—	—	—	(291)	—	(291)
Unrestricted stock issued (Note 18)	4,602	—	—	—	28	—	—	28
Translation adjustment	—	—	—	—	—	—	1,402	1,402
Balances, June 30, 2014	17,938,461	$1	300,000	$14,900	$89,514	$(38,509)	$(1,961)	$63,945
Net income	—	—	—	—	—	5,836	—	5,836
Preferred stock dividends	—	—	—	—	—	(290)	—	(290)
Restricted stock issued (Note 18)	105,189	—	—	—	621	—	—	621
Unrestricted stock issued (Note 18)	4,870	—	—	—	28	—	—	28
Stock repurchased and extinguished	(38,373)	—	—	—	(143)	(107)	—	(250)
Restricted Stock Unit (RSU)	—	—	—	—	20	—	—	20
Translation adjustment	—	—	—	—	—	—	(1,584)	(1,584)
Balances, September 30, 2014	18,010,147	$1	300,000	$14,900	$90,040	$(33,070)	$(3,545)	$68,326
Net income	—	—	—	—	—	4,260	—	4,260
Preferred stock dividends	—	—	—	—	—	(291)	—	(291)
Restricted stock adjustment (Note 18)	(1.874)	—	—	—	(11)	—	—	(11)
Unrestricted stock issued (Note 18)	6.811	—	—	—	28	—	—	28
Restricted Stock Unit (RSU)	—	—	—	—	20	—	—	20
Translation adjustment	—	—	—	—	—	—	(1,186)	(1,186)
Balances, December 31, 2014	18,015,084	$1	300,000	$14,900	$90,077	$(29,101)	$(4,731)	$71,146

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended December 31, 2014	Nine months ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,155	$5,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	16,531	15,333
Amortization of intangibles and deferred financing costs	1,908	1,364
Deferred income taxes	(211)	11,949
Loss on leasehold improvements written off in lease termination	1,489	—
Equity compensation granted	734	382
Unrealized foreign exchange loss (gain)	1,505	—
Deferred drydock costs paid	(2,110)	(3,605)
Changes in operating assets and liabilities:
Accounts receivable	(13,925)	(12,362)
Prepaid expenses and other current assets	206	(164)
Accounts payable and accrued liabilities	4,436	(6,039)
Other assets and liabilities	47	222
Income taxes payable (net)	(100)	—
	22,665	12,554
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,285)	(6,123)
	(20,285)	(6,123)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(370)	(344)
Shares repurchased and extinguished	(250)	—
Long-term debt repayment	(517)	(2,692)
Debt financing cost	(426)	(23)
Proceeds from bank indebtedness	19,767	17,415
Repayment of bank indebtedness	(16,748)	(18,795)
Payment of preferred stock dividend	(581)	—
	875	(4,439)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(183)	(290)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,072	1,702
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,602	848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,674	$2,550
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$9,371	$6,698
Unpaid purchases of property and equipment	$524	$1,067
Unpaid purchases of deferred drydock cost	$—	$2
Payment of income taxes	$100	$—
Capitalized interest	$411	$—

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the nine month period ended December 31, 2014.

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

An examination by the U.S. federal taxing authority for the fiscal year ended March 31, 2012 was recently completed, with no adjustments warranted. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (U.S.A)	2011 – 2014
Various states	2011 – 2014
Federal (Canada)	2010 – 2014
Ontario	2010 – 2014

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

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $87 as of December 31, 2014 and $58 as of March 31, 2014. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2014	March 31, 2014
Prepaid insurance	$426	$565
Fuel and lubricants	4,724	4,351
Deposits and other prepaids	1,988	2,428
	$7,138	$7,344

6.	INCOME TAXES

The Company's effective tax rate for the nine month period ended December 31, 2014 was a deferred tax benefit of 1.8% compared to a deferred tax expense of 68.6% for the nine month period ended December 31, 2013. The decrease in effective tax rate was primarily due to the recording of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses and changes in forecasted full year pre-tax results compared to the prior year comparative period. The effective tax rate for the nine month period ended December 31, 2014 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax benefits as of December 31, 2014. The Company did not incur any income tax-related interest expense or penalties related to uncertain tax positions during each of the nine month periods ended December 31, 2014 and December 31, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2014	March 31, 2014
Cost
Vessels	$279,674	$274,919
Leasehold improvements	109	3,834
Furniture and equipment	597	534
Vehicles	18	19
Computer, communication equipment and purchased software	2,964	2,937
	$283,362	$282,243
Accumulated depreciation
Vessels	$74,034	$62,694
Leasehold improvements	79	1,953
Furniture and equipment	295	249
Vehicles	13	13
Computer, communication equipment and purchased software	1,979	1,847
	76,400	66,756
	$206,962	$215,487

Depreciable assets as at December 31, 2014 included $14,269 ($7,635 as at March 31, 2014) related to a recently acquired vessel. Depreciation on this asset will commence after the vessel is converted to a self-unloading dry-bulk vessel and is available for commercial sailing.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period.

	December 31, 2014	March 31, 2014
Customer contract costs	$583	$850
Prepaid expenses and other assets	7,235	7,224
Total	$7,818	$8,074

Current portion	7,138	7,344

Other long term assets	$680	$730

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS

Deferred drydock costs are comprised of the following:

	December 31, 2014	March 31, 2014
Drydock expenditures	$16,624	$15,635
Accumulated amortization	(8,627)	(6,314)
	$7,997	$9,321

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2013	$10,895
Drydock costs accrued and incurred	2,150
Amortization of drydock costs	(3,290)
Foreign currency translation adjustment	(434)
Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	1,464
Amortization of drydock costs	(2,548)
Foreign currency translation adjustment	(240)
Balance as of December 31, 2014	$7,997

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS AND GOODWILL

Intangibles are comprised of the following:

	December 31, 2014	March 31, 2014
Intangible assets:
Deferred financing costs	$7,157	$7,331
Trademarks and trade names	919	951
Customer relationships and contracts	16,327	16,884
Total identifiable intangibles	$24,403	$25,166
Accumulated amortization:
Deferred financing costs	$1,041	$75
Trademarks and trade names	811	768
Customer relationships and contracts	8,625	8,090
Total accumulated amortization	10,477	8,933
Net intangible assets	$13,926	$16,233
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

December 31, 2015	$2,704
December 31, 2016	2,619
December 31, 2017	2,602
December 31, 2018	2,602
December 31, 2019	2,097
$12,624

11.	VESSEL ACQUISITIONS

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

As of December 31, 2014, the Company had authorized operating lines of credit under the Fourth Amended and Restated Credit Agreement of CDN $17,500 and US $17,500 (CDN $17,500 and US $17,500 as of March 31, 2014), was utilizing CDN $1,000 as of December 31, 2014 and CDN $Nil as of March 31, 2014, was utilizing US $2,000 as of December 31, 2014 and US $Nil as of March 31, 2014, and maintained letters of credit of CDN $100 as of each of December 31, 2014 and March 31, 2014.

The Fourth Amended and Restated Credit Agreement provides that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.00% or Canadian BA rate plus 4.00% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.00% or LIBOR plus 4.00% on U.S. Dollar borrowings, compared to the Third Amended and Restated Credit Agreement, which bore interest at the Canadian Prime Rate plus 3.75% or Canadian BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings. The Fourth Amended and Restated Credit Agreement is subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit are based on eligible accounts receivable, which are limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations. As of December 31, 2014, the Company had credit availability of US $9,387 on the combined lines of credit based on eligible receivables and the seasonal overadvance facilities.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2014	March 31, 2014
Deferred financing and other transaction costs	$121	$560
Payroll compensation and benefits	2,640	957
Preferred stock dividends	291	—
Professional fees	376	386
Interest	816	767
Winter work, deferred drydock expenditures and capital expenditures	114	3,961
Capital and franchise taxes	35	36
Other	1,942	1,289
	$6,335	$7,956

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		December 31, 2014	March 31, 2014
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.00% (3.00% at March 31, 2014) or Canadian BA rate plus 4.00% (4.00% at March 31, 2014) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of CDN $137 commenced September 1, 2014 and the balance due April 1, 2019.	$47,071	$49,644

b)	U.S. term loan bearing interest at LIBOR rate plus 4.00% (4.00% at March 31, 2014) or U.S. base rate plus 3.00% (3.00% at March 31, 2014) at the Company’s option. The loan is repayable until April 1, 2019 with quarterly payments of US $138 commenced September 1, 2014 and the balance due April 1, 2019.	54,970	55,246

		$102,041	$104,890
	Less amounts due within 12 months	1,026	787
		$101,015	$104,103

The effective interest rates on the term loans at December 31, 2014 were 5.28% (5.26% at March 31, 2014) on the Canadian term loan and 4.24% (4.24% at March 31, 2014) on the U.S. term loan.

Principal payments are due as follows:

Twelve month period ending:

December 31, 2015	$1,026
December 31, 2016	1,026
December 31, 2017	1,025
December 31, 2018	1,026
December 31, 2019	97,938
$102,041

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

As a result of the execution of the Fourth Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $1,267 during the fiscal year ended March 31, 2014 that consisted of the unamortized deferred financing costs in connection with previously existing financing arrangement.
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
As of December 31, 2014, the Company was in compliance with covenants contained in the Fourth Amended and Restated Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		December 31, 2014	March 31, 2014
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$34,200	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$38,300	$38,300
		$72,500	$72,500

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

As of December 31, 2014, the Company was in compliance with covenants contained in the Term Loan Credit Agreement.

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

The Company did not have any leases which met the criteria of a capital lease as of December 31, 2014. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013

Operating leases	$150	$145	$445	$422
Operating sublease	40	40	121	119
	$190	$185	$566	$541

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

December 31, 2015	$477
December 31, 2016	351
December 31, 2017	270
December 31, 2018	196
December 31, 2019	121
Thereafter	336
$1,751

The Company was a party to a bareboat charter agreement for the McKee Sons barge that was to expire in December 2018.  The chartering cost included in vessel operating expenses was $Nil for the nine month period ended December 31, 2014 ($760 for the nine month period ended December 31, 2013). This bareboat charter agreement was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The bareboat charter agreement contained a clause whereby annual payments escalated at the Consumer Price Index, capped at a maximum annual increase of 3%. On December 22, 2014, the Company terminated this bareboat charter agreement. The costs associated with such termination, including write-off of net book value of leasehold improvement and vessel delivery cost, was $2,660.

As of December 31, 2014, the Company had signed contractual commitments with several suppliers totaling $22,227 ($1,801 as of March 31, 2014) in connection with capital expenditures and shipyard projects due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which are expected to have a material effect on its business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a material effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2014 an accrual of $195 ($138 as of March 31, 2014) was recorded for various claims.  Management does not anticipate material variations in actual losses from the amounts accrued related to these claims.

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

The accrued preferred stock dividends payable at December 31, 2014 were $291 and at March 31, 2014 were $Nil. As of December 31, 2014 and March 31, 2014, the effective dividend rate of the preferred stock was 7.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2014, a total of 439,418 shares (589,066 shares at March 31, 2014) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013
Oct 13, 2009	1	39,660	3.17	Employment Agreement	—	7	—	20
				20% in each of five fiscal years ending March 31, 2014.
Apr 8, 2011	6	86,217	7.94	Restricted Share Award Agreement	—	56	—	169
				Three years in equal installments on each anniversary date.
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	33	33	99	99
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	22	21	68	70
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	26	26	76	59
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	60	—	94	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through December 31, 2014 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the nine month period ended December 31, 2014, the Company awarded 16,283 shares for services rendered from April 1, 2014 to December 31, 2014. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2014 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at December 31, 2014, had a remaining weighted average contractual life of approximately three years.  The Company recorded compensation expenses related to such stock options of $Nil for each of the three and nine month periods ended December 31, 2014 and December 31, 2013. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of December 31, 2014.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through December 31, 2014.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three and nine month periods ended December 31, 2014 and December 31, 2013.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units -On June 27, 2014, The Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSU's vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $20 for the three month period ended December 31, 2014 and $40 for the nine month period ended December 31, 2014.

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

20.	INTEREST EXPENSE

Interest expense is comprised of the following:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013
Bank indebtedness	$92	$140	$426	$666
Amortization of deferred financing costs	326	135	992	406
Long-term debt-senior	1,237	1,904	3,756	5,766
Long-term debt-subordinated	2,022	—	5,975	—
Interest rate caps	2	3	7	6
Deferred payment liability	23	33	78	105
Interest capitalized	(343)	—	(411)	—
	$3,359	$2,215	$10,823	$6,949

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013

Revenue by country:
Canada	$28,065	$30,946	$83,277	$87,912
United States	21,000	18,953	63,367	60,929
	$49,065	$49,899	$146,644	$148,841

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2014	March 31, 2014
Property and equipment by country:
Canada	$96,963	$99,050
United States	109,999	116,437
	$206,962	$215,487
Intangible assets by country:
Canada	$8,120	$9,666
United States	5,806	6,567
	$13,926	$16,233
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$136,045	$130,817
United States	133,296	134,189
	$269,341	$265,006

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	FINANCIAL INSTRUMENTS

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
In August 2014, the Company entered into a rolling foreign currency hedge contract to mitigate currency fluctuation risk on its subordinated U.S. dollar denominated debt owed by Lower Lakes Towing.
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
The following table provides the fair value of the foreign currency hedge contract measured on a recurring basis as of December 31, 2014 and March 31, 2014:

		Fair value measurements at December 31, 2014			Fair value measurements at March 31, 2014
	Carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contract	$(13)	$—	$(13)	$—	$—	$—

The foreign currency hedge contract is measured at fair value using available rates on the similar instruments and is classified within Level 2 of the valuation hierarchy. This contract is accounted for using the mark-to-market accounting method as if the contract were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month period ended December 31, 2014.

The Company recorded a liability of $13 as of December 31, 2014 for this foreign currency hedge contract on a portion of the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the three and nine month periods ended December 31, 2014, the fair value adjustment of the foreign currency hedge contract resulted in a gain of $1,668 and $1,231, respectively. This gain is included in the Company’s earnings and the fair value of settlement cost to terminate the contract is included in current liabilities on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instrument as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2014	Fair Value as at March 31, 2014
Foreign currency hedge contract	Current liability	$(13)	$—

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contract is recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (gain) loss -Recognized in earnings	Three months ended December 31, 2014	Nine month ended December 31, 2014	Three months ended December 31, 2013	Nine month ended December 31, 2013
Foreign currency hedge contract	(Gain) loss on foreign exchange	$(1,668)	$(1,231)	$—	$—

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

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its outstanding term debt on the date of such contracts at a cap of three month Libor at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 64% of first lien term debt as of December 31, 2014.

Credit risk

Accounts receivable credit risk is mitigated by the diversification of the Company’s customers among industries and the short shipping season.

Liquidity risk

The ongoing tightened credit in financial markets and an economic downturn in certain of our markets may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  The tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii) negatively impact the Company’s ability to collect accounts receivable on a timely basis and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.  The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	EARNINGS PER SHARE

The Company had a total of 18,015,084 shares of common stock issued and outstanding as of December 31, 2014, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,344,535 shares for the three month period ended December  31, 2013 and 20,326,353 for the nine month period ended December 31, 2013. Since the calculation for three month and nine month periods ended December 31, 2013 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,925,180 and 17,906,998, respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013
Numerator:
Net income before preferred dividends	$4,260	$1,681	$12,155	$5,474
Preferred stock dividends	(291)	(906)	(872)	(2,639)
Net income applicable to common stockholders	$3,969	$775	$11,283	$2,835
Denominator:
Weighted average common shares for basic EPS	18,010,533	17,925,180	17,982,520	17,906,998
Effect of dilutive securities:
Average price during period	4.81	5.26	5.71	5.31
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	—	475,662	—
Dilutive shares due to options	—	—	4,123	—
Restricted Stock Units (RSU)	30,050	—	20,543	—
Average exercise price of RSU	5.99	—	5.99	—
Shares that could be acquired with the proceeds of RSU	—	—	—	—
Dilutive shares due to RSU	30,050	—	20,543	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	20,429,888	17,925,180	20,405,998	17,906,998
Basic EPS	$0.22	$0.04	$0.63	$0.16
Diluted EPS	$0.21	$0.04	$0.60	$0.16

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2014.

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
 Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission on June 12, 2014, which include: the continuing effects of an economic downturn in certain of our markets; the weather conditions on the Great Lakes; and our ability to maintain and replace our vessels as they age. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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
Subsequent to the acquisition, we have added ten vessels to our fleet through acquisition transactions and we retired three smaller vessels. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and our additional operating subsidiary, Black Creek Shipping Company, Inc. ("Black Creek").
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
Lower Lakes' fleet consists of five self-unloading bulk carriers and four conventional bulk carriers in Canada and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns the nine Canadian vessels. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.
Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013
Selected Financial and Operating Information

(USD in 000's)	Three months ended December 31, 2014	Three months ended December 31, 2013	$ Change	% Change
Revenue:
Freight and related revenue	$41,965	$39,868	2,097	5.3%
Fuel and other surcharges	6,482	8,871	(2,389)	(26.9)%
Outside voyage charter revenue	618	1,160	(542)	(46.7)%
Total	$49,065	$49,899	(834)	(1.7)%
Expenses:
Outside voyage charter fees	$605	$1,060	(455)	(42.9)%
Vessel operating expenses	$29,846	$32,744	(2,898)	(8.9)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease	$15,056	$13,071	1,985	15.2%
OPERATING INCOME	$6,357	$7,674	(1,317)	(17.2)%

Sailing days:	1,361	1,370	(9)	(0.7)%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per sailing day:
Freight and related revenue	$30,834	$29,101	$1,733	6.0%
Fuel and other surcharges	$4,763	$6,475	$(1,712)	(26.4)%

Expenses per sailing day:
Vessel operating expenses	$21,929	$23,901	$(1,972)	(8.3)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease during the three month periods ended December 31, 2014 and 2013 (USD in 000's)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Operating Income	$6,357	$7,674
Depreciation	4,613	4,264
Amortization of drydock costs	836	822
Amortization of intangibles	300	317
Loss/(gain) on foreign exchange	290	(6)
Loss on termination of vessel lease	2,260	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease	$14,656	$13,071

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and Maintenance	General and Administrative	*Subtotal
Three months ended December 31, 2013	1,370	$39,868	$8,871	$1,160	$49,899	$1,060	$32,744	$77	$2,947	$13,071
Changes in three month period ended December 31, 2014:
Change attributable to weaker Canadian dollar		(1,853)	(391)	(52)	(2,296)	(48)	(1,375)	(2)	(146)	(725)
Net change on a constant currency basis	(9)	3,950	(1,998)	—	1,952		(1,523)	(15)	697	2,793
Changes in outside voyage charter revenue (excluding currency impact)				(490)	(490)	(407)	—			(83)
Total Change	(9)	$2,097	$(2,389)	$(542)	$(834)	$(455)	$(2,898)	(17)	551	1,985
Three months ended December 31, 2014	1,361	$41,965	$6,482	$618	$49,065	$605	$29,846	$60	$3,498	$15,056
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles, Loss (Gain) on Foreign Exchange and Loss on Termination of Vessel Lease
On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of lease increased 20.7%, or $2.7 million, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
Total revenue during the three month period ended December 31, 2014 was $49.1 million, a decrease of 1.7%, compared to $49.9 million during the three month period ended December 31, 2013. This decrease was primarily attributable to the decline in value of the Canadian dollar relative to the U.S. dollar, a reduction in fuel surcharge revenue and fewer Sailing Days, which we define as days a vessel is crewed and available for sailing, during the three month period ended December 31, 2014, compared to the three month period ended December 31, 2013. These factors were offset in large part by an increase in tonnage carried and an associated increase in Freight and related revenue, contractual price increases, improvements in commodity mix and water levels and a higher percentage of time spent in revenue loaded condition. On a constant currency basis, our total revenue increased 2.9%, or $1.5 million, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
According to the Lake Carriers' Association, during the three month period ended December 31, 2014, U.S.-flagged vessels experienced a 17.4% increase in overall customer shipments for the commodities that we carry on the Great Lakes compared to the three month period ended December 31, 2013. On a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore shipments increased 13.1%, coal shipments increased 14.6% and aggregates shipments increased 1.5%, in each case during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Freight and other related revenue generated from Company-operated vessels increased $2.1 million, or 5.3%, to $42.0 million during the three month period ended December 31, 2014 compared to $39.9 million during the three month period ended December 31, 2013. On a constant currency basis, freight and other related revenue increased 9.9%, or $4.0 million, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.

Our tonnage carried during the three month period ended December 31, 2014 increased 13.8% compared to the three month period ended December 31, 2013. During the three month period ended December 31, 2014, we experienced an increase in salt, iron ore and aggregates carried of 70.8%, 29.1%, and 9.1%, respectively, offset by a reduction of grain and coal carried of 15.3% and 1.9%, respectively, in each case when compared to the three month period ended December 31, 2013.

We operated fifteen vessels during each of the three month periods ended December 31, 2014 and December 31, 2013. Management believes that each of our vessels should achieve a theoretical maximum of 92 Sailing Days in our third fiscal quarter, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s vessels sailed an average of approximately 90.7 Sailing Days during the three month period ended December 31, 2014, representing 98.6% of the theoretical maximum, compared to an average of 91.3 Sailing Days during the three month period ended December 31, 2013, or 99.3% of the theoretical maximum.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 139 Delay Days during the three month period ended December 31, 2014 compared to 178 Delay Days during the three month period ended December 31, 2013. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 10.2% during the three month period ended December 31, 2014 compared to 13.0% during the three month period ended December 31, 2013.

Freight and related revenue per Sailing Day increased $1,733, or 6.0%, to $30,834 per Sailing Day during the three month period ended December 31, 2014 compared to $29,101 per Sailing Day during the three month period ended December 31, 2013. This revenue increase was due to a change in the mix of cargos carried, the associated price of those cargos, higher water levels and the efficiency of trade patterns. On a constant currency basis, freight and related revenue per Sailing Day increased 10.6%, or $3,095 per Sailing Day, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $2.4 million, or 26.9%, to $6.5 million during the three month period ended December 31, 2014 compared to $8.9 million during the three month period ended December 31, 2013. Fuel and other surcharges per Sailing Day decreased by $1,712, or 26.4%, to $4,763 per Sailing Day during the three month period ended December 31, 2014 compared to $6,475 per Sailing Day during the three month period ended December 31, 2013. The decrease was attributable to reduced fuel prices, a weaker Canadian dollar and nine fewer Sailing Days during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013. On a constant currency basis, fuel and other surcharges decreased 22.5%, or $2.0 million, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
Vessel operating expenses decreased $2.9 million, or 8.9%, to $29.8 million during the three month period ended December 31, 2014 compared to $32.7 million during the three month period ended December 31, 2013. Vessel operating expenses per Sailing Day decreased $1,972, or 8.3%, to $21,929 per Sailing Day during the three month period ended December 31, 2014 from $23,901 per Sailing Day during the three month period ended December 31, 2013. The decrease was primarily due to a weaker Canadian dollar, reduced fuel prices and fewer Sailing Days during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013. On a constant currency basis, vessel operating expenses decreased 4.7%, or $1.5 million, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
Our general and administrative expenses were $3.5 million during the three month period ended December 31, 2014 compared to $2.9 million during the three month period ended December 31, 2013. The increase was due to additional costs related to the contested proxy solicitation, legal costs and compensation and benefit inflationary cost increases, offset by the weaker Canadian dollar. Our general and administrative expenses represented 8.3% of freight and related revenues during the three month period ended December 31, 2014 and 7.4% of freight and related revenues during the three month period ended December 31, 2013.
Depreciation expense increased $0.3 million to $4.6 million during the three month period ended December 31, 2014 compared to $4.3 million during the three month period ended December 31, 2013. This increase was primarily attributable to winter 2014 capital expenditures, offset by a weaker Canadian dollar during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.

Amortization of drydock costs was $0.8 million during each of the three month periods ended December 31, 2014 and December 31, 2013. During each of the three month period ended December 31, 2014 and December 31, 2013, the Company amortized the deferred drydock costs of twelve of its vessels.
Loss (gain) on foreign exchange during the three month period ended December 31, 2014 was $0.3 million, which was primarily a non-cash loss on translation of approximately $34.2 million USD denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary, net of $25.0 million of currency hedging, during the three month period ended December 31, 2014. During the three month period ended December 31, 2013, an immaterial gain on translation of other balance sheet items was recorded.
Loss on termination of lease was $2.7 million during the three month period ended December 31, 2014 related to our termination of the bareboat charter agreement for the McKee Sons barge. Such loss included the write-off of $1.5 million of vessel leasehold improvements for such barge. Under the terms of our bareboat charter agreement for the McKee Sons barge which Grand River bareboat charters from an unrelated third party, we delivered a notice of termination to the owner of such barge on December 22, 2014, made the final contractually required lease termination payment and delivered such barge to its owner. This bareboat charter agreement, which terminated on January 11, 2015 pursuant to such notice, would have expired on December 31, 2018 in accordance with its terms.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of lease increased $2.0 million, or 15.2%, from $13.1 million during the three month period ended December 31, 2013 to $15.1 million during the three month period ended December 31, 2014. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased 20.7%, or $2.7 million, during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
As a result of the items described above, operating income during the three month period ended December 31, 2014 was $6.4 million compared to $7.7 million during the three month period ended December 31, 2013.
Interest expense, which includes $3.4 million of cash interest and $0.3 million of deferred financing costs, increased $1.1 million to $3.4 million during the three month period ended December 31, 2014 from $2.2 million during the three month period ended December 31, 2013. This increase in interest expense was primarily attributable to higher indebtedness, the higher interest rate on a portion of our long term debt and increased amortization of deferred financing costs. The increase in interest expense was partially offset by a decrease in our accrued dividends on our preferred stock.
Our income before income taxes was $3.0 million during the three month period ended December 31, 2014 compared to $5.5 million during the three month period ended December 31, 2013.
Our effective tax rate was -42.0% (benefit) on pre-tax income of $3.0 million during the three month period ended December 31, 2014 compared to 69.2% on pre-tax income of $5.5 million during the three month period ended December 31, 2013. Our income tax provision was a benefit of $1.3 million during the three month period ended December 31, 2014 compared to an income tax expense of $3.8 million during the three month period ended December 31, 2013. The decrease in income tax expense was due to a change in forecasted pre-tax results and the utilization of the valuation allowance related to the net U.S. Federal deferred tax assets during the three month period ended December 31, 2014. The effective tax rate for the three month period ended December 31, 2014 was lower than the statutory tax rate due to the utilization of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

Our net income before preferred stock dividends was $4.3 million during the three month period ended December 31, 2014 compared to $1.7 million during the three month period ended December 31, 2013.

We accrued $0.3 million for dividends on our preferred stock during the three month period ended December 31, 2014 compared to $0.9 million during the three month period ended December 31, 2013. The dividends accrued at a rate of 7.75% during the three month period ended December 31, 2014 compared to a rate of 12.0% during the three month period ended December 31, 2013.
Our net income applicable to common stockholders was $4.0 million during the three month period ended December 31, 2014 compared to $0.8 million during the three month period ended December 31, 2013.

The Canadian dollar weakened by 7.6% compared to the U.S. dollar during the three month period ended December 31, 2014 compared to the three month period ended December 31, 2013, averaging approximately $0.881 USD per CDN during the three month period ended December 31, 2014 compared to approximately $0.953 USD per CDN during the three month period ended December 31, 2013. The Company's balance sheet translation rate decreased from $0.905 USD per CDN at March 31, 2014 to $0.862 USD per CDN at December 31, 2014.
During the three month period ended December 31, 2014, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense are incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013
Selected Financial and Operating Information

(USD in 000's)	Nine months ended December 31, 2014	Nine months ended December 31, 2013	Change	% Change
Revenue:
Freight and related revenue	$124,680	$122,428	2,252	1.8%
Fuel and other surcharges	21,346	25,253	(3,907)	(15.5)%
Outside voyage charter revenue	618	1,160	(542)	(46.7)%
Total	$146,644	$148,841	(2,197)	(1.5)%
Expenses:
Outside voyage charter fees	$605	$1,060	(455)	(42.9)%
Vessel operating expenses	$91,485	$97,035	(5,550)	(5.7)%
Repairs and maintenance	$1,237	$1,012	225	22.2%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease	$43,620	$40,711	2,909	7.1%

OPERATING INCOME	$22,760	$24,366	(1,606)	(6.6)%

Sailing Days:	3,850	3,918	(68)	(1.7)%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$32,384	$31,248	$1,136	3.6%
Fuel and other surcharges	$5,544	$6,445	$(901)	(14.0)%

Expenses per Sailing Day:
Vessel operating expenses	$23,762	$24,766	$(1,004)	(4.1)%
Repairs and maintenance	$321	$258	$63	24.4%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease during the nine month periods ended December 31, 2014 and 2013 (USD in 000's)

	Nine months ended December 31, 2014	Nine months ended December 31, 2013
Operating Income	$22,760	$24,366
Depreciation	13,983	12,844
Amortization of drydock costs	2,548	2,489
Amortization of intangibles	916	958
Loss/(gain) on foreign exchange	753	54
Loss on termination of vessel lease	2,260	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss/(gain) on foreign exchange and loss on termination of vessel lease	$43,220	$40,711

The following table summarizes the changes in the components of our revenue and certain expenses during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and Maintenance	General and Administrative	*Subtotal
Nine months ended December 31, 2013	3,918	$122,428	$25,253	$1,160	$148,841	$1,060	$97,035	$1,012	$9,023	$40,711
Changes in nine month period ended December 31, 2014:
Change attributable to weaker Canadian dollar		(4,277)	(950)	(52)	(5,279)	(48)	(3,356)	(68)	(324)	(1,483)
Net change on a constant currency basis	(68)	6,529	(2,957)	—	3,572		(2,194)	293	998	4,475
Changes in outside voyage charter revenue (excluding currency impact)				(490)	(490)	(407)	—			$(83)
Total Change	(68)	$2,252	$(3,907)	$(542)	$(2,197)	$(455)	$(5,550)	$225	$674	$2,909
Nine months ended December 31, 2014	3,850	$124,680	$21,346	$618	$146,644	$605	$91,485	$1,237	$9,697	$43,620
* Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles, Loss (Gain) on Foreign Exchange and Loss on Termination of Vessel Lease.
On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of lease increased 10.8% or $4.4 million during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.
Total revenue during the nine month period ended December 31, 2014 was $146.6 million, a decrease of 1.5%, compared to $148.8 million during the nine month period ended December 31, 2013. This decrease was primarily attributable to a weaker Canadian dollar, a reduction in fuel surcharges and fewer Sailing Days during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013. These factors were offset by increased prices, more efficient trade patterns, reduced Delay Days, improved water levels and an improved commodity mix and a higher percentage of time spent in revenue loaded condition. On a constant currency basis, our total revenue increased 2.1%, or $3.1 million, during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.
According to the Lake Carriers' Association, during the nine month period ending December 31, 2014, U.S.-flagged vessels on the Great Lakes experienced a 1.0% decrease in overall customer shipments for the commodities that we carry compared to the nine month period ended December 31, 2013. During the same time periods, U.S.-flagged vessels experienced an increase of iron ore tonnage carried of 4.0%, a decrease of coal tonnage carried of 2.6% and a decrease of aggregates tonnage carried of 2.9%. During the nine month period ended December 31, 2014, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore tonnage carried increased 2.2%, coal tonnage carried was unchanged and aggregates tonnage carried decreased 1.8%, in each case compared to the nine month period ended December 31, 2013. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Our results for the nine month period ended December 31, 2014 reflect the effects of the harshest winter experienced on the Great Lakes in approximately thirty years and the resultant late start of the 2014 sailing season. Ice coverage on the Great Lakes reached near record levels during the 2014 winter season, delaying the formal opening of the St. Lawrence Seaway and many of the ports and docks that we service. Once the Seaway was opened, passage on the lakes was limited and highly inefficient. Trade patterns were difficult to establish because of delayed customer openings, excessive ice, which created the potential, but unrealized, risk of vessel damage, and the U.S. and Canadian Coast Guards' requirement that vessels transit certain trade lanes as a part of Coast Guard-led convoys. The delayed start to the 2014 sailing season, combined with the deterioration of the value of the Canadian dollar, meaningfully impacted our profitability.

Our total tonnage carried increased 0.2% during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013. Weather-related factors experienced from April through mid-May 2014 resulted in a compression of our customer requirements into a shorter sailing season. We have been able to recapture only a small portion of the tonnage shortfall experienced at the start of the season. During the nine month period ended December 31, 2014, we experienced increases in tonnage carried in salt and iron ore commodities of 30.0% and 27.0%, respectively, due to expanded market share and new business gains, in each case when compared to the nine month period ended December 31, 2014. Aggregates, grain and coal tonnages carried during the nine month period ended December 31, 2014 trail the nine month period ended December 31, 2013, decreasing 10.1%, 7.2% and 4.9%, respectively. These decreases were a result of the delayed start to the 2014 sailing season and changes in customer requirements and not a result of a reduction in our market share.

Freight and other related revenue generated from Company-operated vessels increased $2.3 million, or 1.8%, to $124.7 million during the nine month period ended December 31, 2014 compared to $122.4 million during the nine month period ended December 31, 2013. On a constant currency basis, freight revenue increased 5.3%, or $6.5 million, during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013. Freight and related revenue per Sailing Day increased $1,136, or 3.6%, to $32,384 per Sailing Day during the nine month period ended December 31, 2014 compared to $31,248 per Sailing Day during the nine month period ended December 31, 2013. On a constant currency basis, freight and related revenue per Sailing Day increased 7.2%, or $2,248 per Sailing Day, during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.
The increase in freight and related revenue was attributable to an improved commodity mix, more efficient trade patterns and contractual price increases, offset by the weakened Canadian dollar and 68 fewer Sailing Days during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013. The decrease in Sailing Days was due in part to certain of our vessels not sailing in April 2014. Additionally, there was a high level of inefficiency for those that did operate during such period as a result of ice and other winter weather conditions.
We operated fifteen vessels during each of the nine month periods ended December 31, 2014 and December 31, 2013. Management believes that each of our vessels should achieve a theoretical maximum of 275 Sailing Days in the first three fiscal quarters, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s operated vessels sailed an average of approximately 257 Sailing Days during the nine month period ended December 31, 2014 compared to an average of 261 Sailing Days during the nine month period ended December 31, 2013. We operated the Company's vessels for an average of 15 Sailing Days in April 2014 versus 26 Sailing Days in April 2013 out of a theoretical maximum of 30 Sailing Days during each such month. We operated at 93.3% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2014, primarily due to the late start of the 2014 sailing season, compared to 95.0% of the theoretical maximum of Sailing Days for the nine month period ended December 31, 2013.
We experienced 342 Delay Days during the nine month period ended December 31, 2014 compared to 400 Delay Days during the nine month period ended December 31, 2013. We reduced Delay Days arising from traffic congestion, dock delays, other factors and vessel mechanical issues during the nine month period ended December 31, 2014 by 40 Delay Days, or 16.1%, compared to the nine month period ended December 31, 2013. Notwithstanding the weather delays from April 2014 through mid-May 2014, we experienced 31 less Delays Days related to weather during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2014. Weather-related delays accounted for approximately 38.9% of the Delay Days during the nine month period ended December 31, 2014 compared to approximately 37.8% of the Delay Days during the nine month period ended December 31, 2013. As a percent of total Sailing Days, weather related Delay Days represented 8.9% of such Sailing Days during the nine month period ended December 31, 2014 compared to 10.2% during the nine month period ended December 31, 2013. Delay Days, the vast majority of which were weather related, exceeded 28% of our total Sailing Days in April, 2014.

All of our customer contracts have fuel surcharge provisions pursuant to which changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $3.9 million, or 15.5%, to $21.4 million during the nine month period ended December 31, 2014 compared to $25.3 million during the nine month period ended December 31, 2013. This decrease was attributable to reduced number of Sailing Days and a weaker Canadian dollar. Fuel and other surcharges per Sailing Day decreased by $901, or 14.0%, to $5,544 per Sailing Day during the nine month period ended December 31, 2014 compared to $6,445 per Sailing Day during the nine month period ended December 31, 2013. On a constant currency basis, fuel and other surcharges per Sailing Day decreased by $654, or 10.1%, per Sailing Day during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.

Vessel operating expenses decreased $5.5 million, or 5.7%, to $91.5 million during the nine month period ended December 31, 2014 compared to $97.0 million during the nine month period ended December 31, 2013. This decrease was primarily due to fewer Sailing Days, reduced fuel prices and a weaker Canadian dollar, offset by increased costs due to the inefficient operations at the start of the 2014 sailing season. On a constant currency basis, vessel operating expenses decreased $2.2 million, or 2.3%. Vessel operating expenses per Sailing Day decreased $1,004, or 4.1%, per Sailing Day during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.2 million to $1.2 million during the nine month period ended December 31, 2014 from $1.0 million during the nine month period ended December 31, 2013, primarily due to the late start of the 2014 sailing season resulting in fitout costs being incurred in April 2014 that are typically incurred in the preceding March. Repairs and maintenance per Sailing Day increased $63 to $321 per Sailing Day during the nine month period ended December 31, 2014 from $258 per Sailing Day during the nine month period ended December 31, 2013.
Our general and administrative expenses were $9.7 million during the nine month period ended December 31, 2014 compared to $9.0 million during nine month period December 31, 2013. Overall, the benefit of the weaker Canadian dollar was offset by increased costs related to the contested 2014 proxy solicitation, legal costs and compensation and benefit inflationary cost increases during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013. Our general and administrative expenses represented 7.8% of freight and related revenues during the nine month period ended December 31, 2014 compared to 7.4% of freight and related revenues during the nine month period ended December 31, 2013.
Depreciation expense increased $1.2 million to $14.0 million during the nine month period ended December 31, 2014 compared to $12.8 million during the nine month period ended December 31, 2013. This increase was primarily attributable to winter 2014 capital expenditures, offset by a weaker Canadian dollar during the nine month period ended December 31, 2014.
Amortization of drydock costs was $2.5 million during each of the nine month periods ended December 31, 2014 and December 31, 2013. During each of the nine month periods ended December 31, 2014 and December 31, 2013, the Company amortized the deferred drydock costs of twelve of its vessels.
Loss (gain) on foreign exchange during the nine month period ended December 31, 2014 was $0.8 million, which includes a non-cash loss on translation of U.S. dollar denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary, net of currency hedging ranging from $10 million to $25 million during a portion of the nine month period ended December 31, 2014. During the nine month period ended December 31, 2013, $0.1 million of loss on translation of other balance sheet items was recorded.
Loss on termination of lease was $2.7 million during the nine month period ended December 31, 2014 related to our termination of the bareboat charter agreement for the McKee Sons barge. Such loss included the write-off $1.5 million of vessel leasehold improvements for such barge. Under the terms of our bareboat charter agreement for the McKee Sons barge, we delivered a notice of termination to the owner of such barge on December 22, 2014, made the final contractually required lease termination payment and delivered such barge to its owner. This bareboat charter agreement, which terminated on January 11, 2015 pursuant to such notice, would have expired on December 31, 2018 in accordance with its terms.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of lease increased $2.9 million, or 7.1%, to $43.6 million during the nine month period ended December 31, 2014 from $40.7 million during the nine month period ended December 31, 2013. Operating income plus depreciation, amortization of drydock costs and amortization of intangibles was $3.0 million lower in April, 2014 than in April, 2013. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles , loss (gain) on foreign exchange and loss on termination of lease increased $4.4 million, or 10.8%, during the nine month period ended December 31, 2014 from $40.7 million during the nine month period ended December 31, 2013.
As a result of the items described above, including sailing for 68 fewer days during the nine month period ended December 31, 2014 than in the nine month period ended December 31, 2013, during the nine month period ended December 31, 2014, the Company’s operating income increased $1.6 million, or 6.6%, to $22.8 million compared to operating income of $24.4 million during the nine month period ended December 31, 2013.

Interest expense, which includes $10.2 million of cash interest and $1.0 million of deferred financing costs, increased $3.9 million to $10.8 million during the nine month period ended December 31, 2014 from $6.9 million during the nine month period ended December 31, 2013. This increase in interest expense was primarily attributable to higher indebtedness, a higher interest rate on a portion of our long term subordinated debt and increased amortization of deferred financing costs. The increase in interest expense was partially offset by a decrease in our accrued dividends on our preferred stock.
Our income before income taxes was $11.9 million during the nine month period ended December 31, 2014 compared to income before income taxes of $17.4 million during the nine month period ended December 31, 2013.
Our effective tax rate for nine month period ended December 31, 2014 was -1.8% (benefit) on pre-tax income of $11.9 million, resulting in an income tax benefit of $0.2 million. Other than statutory minimum foreign federal tax, none of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards. Our effective tax rate for the nine month period ended December 31, 2013 was 68.6% on pre-tax income of $17.4 million, resulting in an income tax expense of $11.9 million. The decrease in income tax expense was due to lower forecasted net income before income taxes and a lower consolidated tax rate during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.  The effective tax rate for the nine month period ended December 31, 2014 was lower than the statutory tax rate due to the utilization of the valuation allowance related to the net U.S. Federal deferred tax assets, which were primarily net operating losses.

Our net income before preferred stock dividends was $12.2 million during the nine month period ended December 31, 2014 compared to $5.5 million during the nine month period ended December 31, 2013.

We accrued $0.9 million for dividends on our preferred stock during the nine month period ended December 31, 2014 compared to $2.6 million during the nine month period ended December 31, 2013. The dividends accrued at a rate of 7.75% during the nine month period ended December 31, 2014 and at a rate of 12.0% during the nine month period ended December 31, 2013.
Our net income applicable to common stockholders was $11.3 million during the nine month period ended December 31, 2014 compared to net income of $2.8 million during the nine month period ended December 31, 2013.
The Canadian dollar weakened by 6.1% compared to the U.S. dollar during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013, averaging approximately $0.905 USD per CDN during the nine month period ended December 31, 2014 compared to approximately $0.964 USD per CDN during the nine month period ended December 31, 2013. The Company's balance sheet translation rate decreased from $0.905 USD per CDN at March 31, 2014 to $0.862 USD per CDN at December 31, 2014.
During the nine month period ended December 31, 2014, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices
During the nine month periods ended December 31, 2014, and December 31, 2013, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the nine month periods ended December 31, 2014, and December 31, 2013, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 7.6% during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facility and proceeds from sales of our common stock. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for the nine month periods ended December 31, 2014 and December 31, 2013. The Company makes seasonal net borrowings under its revolving credit facility during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments due to further deterioration of economic conditions, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities during the nine month period ended December 31, 2014 was $22.7 million, an increase of $10.1 million of cash provided, from $12.6 million of cash provided during the nine month period ended December 31, 2013. The increase in cash provided was primarily attributable to a decrease in build up of seasonal working capital due to the late start of the 2014 sailing season and lower payments of deferred drydock costs.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the nine month periods ended December 31, 2014 or 2013.
Net cash used in investing activities increased by $14.2 million to net cash used of $20.3 million during the nine month period ended December 31, 2014 from net cash used of $6.1 million during the nine month period ended December 31, 2013. This increase was primarily due to the timing of payments for capital expenditures during the nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013, and progress payments on the forebody conversion project during the nine month period ended December 31, 2014.
Net cash provided by financing activities increased $5.3 million to $0.9 million provided during the nine month period ended December 31, 2014 compared to $4.4 million used during the nine month period ended December 31, 2013, primarily due to the timing of the revolver borrowings and lower long-term debt principal payments of $1.5 million.
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
As of December 31, 2014, the Company was in compliance with the covenants under the Fourth Amended and Restated Credit Agreement.

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

As of December 31, 2014, the Company was in compliance with covenants under the Term Loan Credit Agreement.
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
As of December 31, 2014, the Company had $0.3 million of unpaid accrued dividends on its preferred stock for the nine month period ended December 31, 2014 compared to $Nil at March 31, 2014. As of December 31, 2014, the effective rate of preferred dividends was 7.75%. As of December 31, 2013, the effective rate of preferred dividends was 12.0%.

Investments in Capital Expenditures and Drydockings
We incurred $13.2 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2014, including $4.1 million of carryover from the 2014 winter season and $7.5 million of capital expenditures on the forebody conversion project, compared to $3.7 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2013, including $1.9 million relating to carryover from the 2013 winter season.
Vessel Acquisitions
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7,000,000. The LALANDIA SWAN is a Danish-flagged chemical tanker that we intend to convert into a Canadian-flagged river class self-unloader vessel. We currently plan to introduce this new vessel into service during the 2015 sailing season.
Contractual Commitments
A table of our contractual obligations as of March 31, 2014 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. As of December 31, 2014, the Company had signed contractual commitments with several suppliers totaling $22,227 ($1,801 as of March 31, 2014) in connection with capital expenditures and shipyard projects due in less than one year.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At December 31, 2014, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $54.6 million of term debt borrowings and CDN $1.0 million of revolver debt borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to U.S. dollars before operating cash flows can make up for such a currency conversion change.
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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended December 31, 2014.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2014, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the nine month period ended December 31, 2014.

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

An examination by the U.S. federal taxing authority for the fiscal year ended March 31, 2012 was recently completed, with no adjustments warranted. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination is now complete.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (U.S.A)	2011 – 2014
Various states	2011 – 2014
Federal (Canada)	2010 – 2014
Ontario	2010 – 2014

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls concerning financial reporting during the three month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information
None.

Item 6.	Exhibits.

 (a) Exhibits

10.1	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Edward Levy (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on November 6, 2014).**

10.2
First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Laurence S. Levy (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on November 6, 2014).**

10.3
Employment Separation Agreement and Release, dated November 5, 2014, by and between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on November 6, 2014).**

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

RAND LOGISTICS, INC.

Date:	February 4, 2015	/s/ Edward Levy
Edward Levy
Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2015	/s/ Joseph W. McHugh, Jr.
Joseph W. McHugh, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.1	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Edward Levy (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on November 6, 2014).**

10.2
First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Laurence S. Levy (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on November 6, 2014).**

10.3
Employment Separation Agreement and Release, dated November 5, 2014, by and between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on November 6, 2014).**

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