Form 10-K
period 2015-03-31
Rand Logistics, Inc.
filed 2015-06-11
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2015
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
(212) 863-9427
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2014 was $82,645,132.20.
18,035,427 shares of Common Stock were outstanding at June 10, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAND LOGISTICS, INC.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, references to Rand Logistics, Inc. (“Rand”), “we,” “our,” “us” and the “Company” include Rand and its wholly-owned direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing Ltd. (“Lower Lakes Towing”), Lower Lakes Transportation Company (“Lower Lakes Transportation”), Grand River Navigation Company, Inc. (“Grand River”), Black Creek Shipping Company, Inc. (“Black Creek”), Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)").
Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Forward-looking statements involve matters that are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Forward-looking statements include, but are not limited to, statements regarding:
•our future operating or financial results;
•descriptions of anticipated plans, goals or objectives of our management for operations and services;

•
anticipated financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, strategic alternatives, business strategies, and other similar statements of expectations or objectives;

•our capital resources and the adequacy thereof, including our ability to obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;
•our expected capital spending or operating expenses, including drydocking and insurance costs;
•our ability to remain in compliance with applicable regulations and our debt covenants;
•changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and
•assumptions regarding any of the foregoing.

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date of the filing of this report, and, except as required by law, might not be updated to reflect changes as they occur after the forward-looking statements are made. We urge you to review our periodic filings with the Securities and Exchange Commission (the “SEC”) for any updates to our forward-looking statements.
We undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risk factors may not be exhaustive (refer to Item 1A. Risk Factors in this report). We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

ITEM 1.    BUSINESS
Background
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing and its affiliate, Grand River. Subsequent to our acquisition of Lower Lakes Towing and Grand River, we have added ten vessels to our fleet through acquisition transactions and we retired three smaller vessels.
On December 27, 2012, Lower Lakes Ship Repair, a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes (17), a wholly-owned subsidiary of Lower Lakes Towing whose primary asset is the new forebody vessel under construction at a shipyard, was incorporated under the laws of Canada.

Vessel Acquisitions
On July 21, 2011, Lower Lakes Towing acquired a Canadian-flagged bulk carrier for CDN $2.7 million.
On October 14, 2011, Lower Lakes Towing purchased a bulk carrier from United Ocean Service, LLC (“USUOS”) for a purchase price of approximately $5.3 million.
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
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that is being converted with a new forebody into a Canadian flagged river class self-unloader vessel. We currently plan to introduce this vessel into service during the second half of the 2015 sailing season.
Business Overview
Introduction
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes and has grown from its origin as a small tug and barge operator to a full service shipping company with a fleet of fifteen cargo-carrying vessels. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment, as defined below. We transport construction aggregates, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.
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
Lower Lakes operates over one-half of all River Class vessels and boom-forward equipped vessels servicing the Great Lakes. River Class vessels represent the smaller end of Great Lakes vessels, with maximum dimensions of approximately 650 feet in length and 72 feet in beam and carrying capacities of 15,000 to 20,000 tons, and are ideal for customers seeking to move significant quantities of dry bulk product to or from ports that restrict non-River Class vessels due to size and capacity constraints. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds - offer greater accessibility for delivery of cargo to locations where only forward access is possible. Five of the vessels used in Lower Lakes' operations are boom forward self-unloaders and six vessels are boom aft self-unloaders.

As of March 31, 2015, our fleet consisted of the following vessels:

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

Customers
Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as grain, coal, iron ore, construction aggregates and salt. Lower Lakes' top ten customers accounted for approximately 64%, 64% and 60% of its revenue during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The timing of the end of the Company's fiscal year in relation to the sailing season allows most of a sailing season's receivables to be collected prior to the end of the Company's fiscal year. Lower Lakes is the sole-source shipping provider to several of its customers. With few exceptions, Lower Lakes' customers are under long-term contracts with Lower Lakes, which contracts typically average three to five years in duration and provide for minimum and maximum annual tonnage requirements, annual price escalation features and fuel surcharge adjustments. Certain of our customer contracts also provide for water level adjustments, demurrage and discharge provisions. Lower Lakes has one customer that represents more than 10% of our revenues.
Industry and Competition
Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors: Algoma Central Corporation and American Steamship Company. Algoma Central Corporation is a Canadian company that owns 17 self-unloading vessels, two of which are River Class boom-forward vessels, and operates eight gearless bulk carriers. American Steamship Company operates in the U.S. and maintains a fleet of 17 vessels, three of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.
Employees
As of March 31, 2015, Lower Lakes had approximately 515 full-time employees, 81 of whom were shoreside and management and 434 of whom were shipboard employees. Approximately 40% of Lower Lakes' shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO. Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.
Our executive officers are Edward Levy, who serves as our President and Chief Executive Officer; Mark S. Hiltwein, who serves as our Chief Financial Officer and Laurence S. Levy, who serves as our Executive Vice Chairman. Carol Zelinski is the Secretary of Rand. Mr. Hiltwein was appointed to succeed Joseph W. McHugh, Jr., who previously announced his intention to retire as Chief Financial Officer subsequent to the hiring of his successor.
Seasonality
Lower Lakes operates in a seasonal waterway system, primarily due to the cold weather patterns on the Great Lakes from December through March which cause lock closures, waterway ice, and customer facility closings, which typically shut down Great Lakes shipping for a period of up to approximately 90 days commencing from late December until late March or early April, depending on weather conditions. Lower Lakes also experiences a seasonal pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in its vessels. This pattern causes seasonal fluctuations in Lower Lakes' liquidity and capital resources. Such winter work, capital expenditures and drydocking costs are incurred during a period when customer collections have largely ended in February from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 30 to 60 days prior to the receipt of significant customer collections for services provided at the beginning of the shipping season.

Government Regulations

General. The Company’s marine transportation operations are subject to United States Coast Guard (USCG) and Environmental Protection Agency (EPA) legislative oversight, and to other federal, state and Canadian legislation and certain international conventions.

The Canadian Coasting Act limits the carriage of goods between Canadian ports to vessels of Canadian registry. The U.S. Merchant Marine Act, 1920, the so-called “Jones Act”, limits the carriage of goods between U.S. ports to vessels of U.S. registry that have additional Jones Act “coastwise endorsements”. These coastwise endorsements require USCG determinations that the vessel has been  “built in the U.S.” and is “owned  by U.S. citizens”.

Sections 2(a) and 2(c) of the Shipping Act, 1916 (now codified as 46 U.S.C. 50501 (a), (b) and (d)), and the Coast Guard regulations at 46 CFR Ch. I, “Subpart C - Citizenship Requirements for Vessel Documentation”, govern the USCG “owned by U.S. citizens” determinations (“Citizenship Standards”). The Company’s Certificate of Incorporation and By-Laws are consistent with these Citizenship Standards, and the Company implements the policies that the Coast Guard recommends for compliance with these Citizenship Standards by “publicly traded corporations”.

Compliance with United States and Canadian domestic trade requirements are important to the operations of the Company. The loss of Jones Act status could have a material negative effect on the Company. The Company monitors the citizenship of its employees and stockholders.

Environmental

The Company's operations are subject to various environmental protection legislation enacted by the United States and Canadian governments, Great Lakes and St Lawrence River states and provinces and companion regulations.

Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environment Response, Compensation and Liability Act of 1981 ("CERCLA") and the Oil Pollution Act of 1990 ("OPA") impose strict prohibitions against the discharge of oil and its derivatives and of other discharges that are incidental to the normal operation of our vessels. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws. The EPA discharge rules are enforced under Vessel General Permit (VGP) regulations.

Ballast Water Discharges. U.S. Coast Guard involvement with ballast water discharges on the Great Lakes dates to the 1980s arrival of the non-indigenous zebra mussel. The U.S. Coast Guard's “Standards for Living Organisms in Ships Ballast Water Discharged in U.S. Waters” became effective on June 21, 2012. However, vessels destined for the Great Lakes were required to continue with established ballast water exchange (BWE) procedures. Further,  studies of the circumstances of the Great Lakes' low salinity, cold water and substantial communities, when combined with short voyage times, substantial ballast flow rates and uncoated ballast tanks have confirmed that these conditions present a set of challenges for ballast water treatment on the Great Lakes and St. Lawrence river. It does not appear that any of the ballast water management (BWM) discharge systems now adopted in the Coast Guard regulations will provide effective treatment for the Great Lakes. The Coast Guard and Transport Canada now require that 100 percent of vessels entering the Great Lakes comply with established BWE procedures.  These BWE procedures are expected to continue in effect. And, at this time it is not clear when an agreement will be reached on the effectiveness of a BWM system or systems for operations that are strictly limited to the Great Lakes and St. Lawrence River ecosystems.

Clean Air Regulations. The Company's Great Lakes and St. Lawrence River services are subject to North American Emissions Control Area ("ECA") rules. These rules have limited the sulfur content of marine fuels to 1.0% since August 1, 2012. Such limit decreased to 0.1% of marine fuels effective January 1, 2015, subject to availability.

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

Information about our geographic operations is as follows:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Revenue by country:
Canada	$87,261	$91,109	$92,813
United States	65,699	64,695	63,825
	$152,960	$155,804	$156,638

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2015	March 31, 2014
Property and equipment by country:
Canada	$92,436	$99,050
United States	113,840	116,437
	$206,276	$215,487
Intangible assets by country:
Canada	$7,457	$9,666
United States	5,748	6,567
	$13,205	$16,233
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Availability of Information

Our Internet website is http://www.randlogisticsinc.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding Rand and other issuers that file electronically with the SEC. The SEC's Internet website is http://www.sec.gov.

ITEM 1A.   RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks and uncertainties before you decide to buy our common stock. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks and uncertainties actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.
RISKS ASSOCIATED WITH OUR BUSINESS
The current state of the global financial markets and current economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.
Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, operating businesses in the global economy have faced tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As a result, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to expand or meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

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
As of March 31, 2015, the average age of the vessels operated by Lower Lakes was approximately 54 years. The expense of maintaining, repairing and upgrading Lower Lakes' vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. For example, if the U.S. Coast Guard, Transport Canada, the American Bureau of Shipping or Lloyd's Register of Shipping (independent classification societies that inspect the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment. In order to satisfy any such requirement, Lower Lakes may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes.

Unless we set aside reserves or are able to borrow funds for vessel replacement, we will be unable to replace the vessels in our fleet at the end of their useful lives.
Unless we maintain reserves or are able to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives. In addition, the supply of replacement vessels is very limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any of its vessels, our financial performance would be adversely affected.

Our practice of purchasing and operating previously owned vessels may result in increased operating costs, which could adversely affect our earnings.
We have grown our business through the acquisition of previously owned vessels. While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with such vessels before purchase. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties. Also, when purchasing previously owned vessels, we generally do not receive the benefit of any builder warranties.

The climate in the Great Lakes region limits Lower Lakes' vessel operations to approximately nine months per year.
Lower Lakes' operating business is seasonal, meaning that it experiences higher levels of activity in some periods of the year than in others. Ordinarily, Lower Lakes is able to operate its vessels on the Great Lakes for approximately nine months per year beginning in late March or April and continuing through December or mid-January. However, weather conditions and customer demand cause increases or decreases in the number of days Lower Lakes actually operates.
We depend upon a few significant customers for a large part of our revenues and cash flow, and the loss of one or more of these customers could adversely affect our financial performance.
We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended March 31, 2015, our top two customers accounted for 25.7% of our revenues and Lower Lakes' top ten customers accounted for approximately 68%, 64% and 60% of its revenue during the fiscal years ended March 31, 2015, 2014, and 2013, respectively. If we lose a significant customer, we could suffer a loss of revenues that could have a material adverse effect on our business, results of operations and financial condition.

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
Lower Lakes is subject to certain risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing our revenues and earnings.
Lower Lakes enters into contracts of affreightment (COAs) pursuant to which Lower Lakes agrees to carry cargoes, typically for industrial customers, who transport dry bulk cargoes. Lower Lakes also enters into spot market voyage contracts, where Lower Lakes is paid a rate per ton to carry a specified cargo from one location to another. All of these contracts, as well as the various other contracts that are material to the operation of our business, subject Lower Lakes to counterparty risk. As a result, we are subject to counterparty risks at various levels, including with charterers, cargo interests, or terminal customers. If the counterparties fail to meet their obligations, Lower Lakes could suffer losses on such contracts which would decrease our revenues and earnings.

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
A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
All of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of March 31, 2015, approximately $173.7 million aggregate principal, or all of our indebtedness, which represents the outstanding principal under our credit facilities, was subject to floating interest rates. We currently have interest rate cap contracts which cover approximately 62% of first lien loan as of March 31, 2015. These contracts will terminate on December 1, 2015.

A default under Lower Lakes' indebtedness may have a material adverse effect on our financial condition.
In the event of a default under Lower Lakes’ indebtedness, the holders of the indebtedness under Lower Lakes’ credit facilities generally would be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable. In addition, borrowings under Lower Lakes’ senior credit facility are secured by a first priority lien on substantially all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek and the other guarantors and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  Borrowings under Lower Lakes’ second-lien credit facility are secured by a second priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek and the other guarantors.  Subject to the terms of the intercreditor agreement between the lenders under our senior credit facility and the lenders under our second-lien credit facility, in the event of a default under our second-lien credit facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  In addition, default under one debt instrument within Lower Lakes’ credit facilities could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default and cross acceleration clauses. Moreover, upon the occurrence of an event of default under Lower Lakes' credit facilities, the commitment of the lenders to make any further loans to us could be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, may have a material adverse effect on our results of operations.

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
The terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities and also contain affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding credit facilities.
The credit facilities also contain certain negative covenants, including those that restrict our ability, and that of our subsidiaries and the other guarantors, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

o	incur additional indebtedness;

o	create additional liens on its assets;

o	sell or acquire assets or businesses;

o	change the nature of their businesses;

o	make investments;

o	engage in mergers or acquisitions or transactions with related parties; or

o	pay dividends.
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
The Seafarers International Union of Canada, or SIU, attempted without success to organize Lower Lakes' unlicensed Canadian employees several years ago. The SIU regularly disseminates union information to determine the level of interest among our employees. Although we believe that support for this union is low, if SIU is ever successful in organizing a union among Lower Lakes' Canadian employees, it could result in an increased cost structure and/or reduced productivity for Lower Lakes, which could have a material adverse effect on our results of operations.
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
We depend on the expertise, experience and continued services of Lower Lakes' senior management employees, especially Scott Bravener, its President. Mr. Bravener has acquired specialized knowledge and skills with respect to Lower Lakes and its operations and most decisions concerning the business of Lower Lakes are made or significantly influenced by him. The loss of Mr. Bravener or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Bravener or other senior management employees were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor or successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.
We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.
Our continued success depends in significant part on the continued services of the officers and seamen who operate our vessels.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work. Competition to attract and retain qualified crew members is intense. If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations and financial condition. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations and financial condition.
We may be subject to litigation, arbitration and other proceedings that could have an adverse effect on our business.
We may be, from time to time, involved in various litigation matters arising in the ordinary course of business, or otherwise. These matters may include, among other things, contract disputes, personal injury claims, environmental matters, governmental claims for taxes or duties, securities, or maritime matters. The potential costs to resolve any claim or other litigation matter, or a combination of these, may have a material adverse effect on us because of potential negative outcomes, the costs associated with asserting our claims or defending such lawsuits, and the diversion of management's attention to these matters.

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
Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 31,484,788 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.
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
In addition, the financing of any acquisition completed by Rand could adversely impact Rand's capital structure as any such financing could include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly dilute the equity interest of existing stockholders and/or adversely affect prevailing market prices for Rand's common stock. Increasing Rand's indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in Rand.
Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate an acquisition, you will not be asked to vote on any proposed acquisition.

Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.
In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could adversely affect our business.
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
Vessel values are influenced by several factors, including:

o	changes in environmental and other regulations that may limit the useful life of vessels;

o	changes in Great Lakes dry bulk commodity supply and demand;

o	types and sizes of vessels;

o	development of and increase in use of other modes of transportation;

o	costs of new buildings;

o	technological advances;

o	governmental or other regulations; and

o	prevailing level of contract of affreightment rates and charter rates.

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
The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to survey and inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes' owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd's Register of Shipping.
A vessel must undergo Annual Surveys, Intermediate Surveys, and Special Surveys by its classification society, as well as periodic inspections by shipping regulators. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Lower Lakes' vessels are on Special Survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every five years for inspection of the underwater parts of such vessel during the special survey.
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
Our shipping business and vessel operations are materially affected by environmental and other government regulations in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, we cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of our vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit our ability to do business or increase the cost of doing business, which may materially adversely affect our operations, as well as the shipping industry generally. Lower

Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect our results of operations. Lower Lakes currently maintains pollution liability coverage insurance. However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on Rand's cash flow, profitability and financial position.
The operation of Lower Lakes' vessels is dependent on the price and availability of fuel. Continued periods of historically volatile fuel costs may materially adversely affect Rand's operating results.
Rand's operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes' vessels. Fuel prices have varied significantly since 2004. Although fuel price surcharge/rebate clauses are included in substantially all of Lower Lakes' contracts of affreightment, which enable Lower Lakes to pass the majority of its increased and decreased fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest in the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. There can be no assurance that Lower Lakes will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, Rand's operating results will be adversely affected.
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
The operation of Great Lakes-going vessels entails the possibility of marine disasters including damage or destruction of the vessel due to accident, the loss of a vessel due to piracy or terrorism, damage or destruction of cargo and similar events that may cause a loss of revenue from affected vessels and damage Lower Lakes' business reputation, which may in turn lead to loss of business.
The operation of Great Lakes-going vessels entails certain inherent risks that may adversely affect Lower Lakes' business and reputation, including:

◦	damage or destruction of a vessel due to marine disaster such as a collision;

◦	the loss of a vessel due to piracy and terrorism;

◦	cargo and property losses or damage as a result of the foregoing or less drastic causes such as human error, mechanical failure, low water levels and bad weather;

◦	environmental accidents as a result of the foregoing; and

◦	business interruptions and delivery delays caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions.

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

If Lower Lakes' vessels suffer damage, they may need to be repaired at Lower Lakes' cost at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. Lower Lakes may have to pay repair costs that insurance does not cover. The loss of earnings while these vessels are being repaired and repositioned, a risk that Lower Lakes does not maintain insurance to cover, as well as the actual cost of these repairs, could decrease its revenues and earnings substantially, particularly if a number of vessels are damaged or repaired at the same time.
We face periodic drydocking costs for our vessels, which can be substantial.
Vessels must be drydocked periodically for regulatory compliance and for maintenance and repair.  Our drydocking requirements are subject to associated risks, including delay and cost overruns, lack of necessary equipment, unforeseen engineering problems, employee strikes or other work stoppages, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in drydockings could have an adverse effect on our customer contract commitments. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial.  Our insurance does not cover these costs.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We maintain our executive offices at 500 Fifth Avenue, 50th Floor, New York, New York 10110 pursuant to an agreement with Hyde Park Real Estate LLC, an affiliate of Laurence S. Levy, our Executive Vice Chairman. We also currently lease the following properties:

o	Lower Lakes Towing leases approximately 12,000 square feet of warehouse space at 107 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 24,800 square feet of warehouse space at 109 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 1,300 square feet of space at 32861 Pin Oak Parkway, Suite B, Avon Lake, Ohio under a lease that expires on March 31, 2016.

o	Grand River leases approximately 1,194 square feet at 3301 Veterans Drive, Suite 210, Traverse City, Michigan under a lease that expires October 31, 2015.

o	Rand Finance Corp. (“Rand Finance”), a wholly-owned subsidiary of the Company, leases approximately 400 square feet at 9 Acton Road, Chelmsford, Massachusetts under a lease that expires June 30, 2015.
We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

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

	Common Stock
Quarter Ended	High	Low
June 30, 2013	$6.10	$4.80
September 30, 2013	$5.58	$4.66
December 31, 2013	$6.20	$4.69
March 31, 2014	$7.49	$5.58
June 30, 2014	$7.07	$5.72
September 30, 2014	$6.50	$5.53
December 31, 2014	$5.68	$3.72
March 31, 2015	$3.94	$3.02

Holders
As of June 10, 2015, there were 19 holders of record of our common stock.
Dividends
We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues, earnings, capital requirements and general financial condition. The payment of dividends is within the discretion of our board of directors. In addition, no dividends may be declared or paid on our common stock unless all accrued dividends on our preferred stock have been paid. The existing covenants under our debt instruments also place limits on our ability to issue dividends.
Stock Performance Graph

The graph below compares the cumulative 5-Year total shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and a customized peer group of three companies that includes: Algoma Central Corp., Horizon Lines Inc. and International Shipholding Corp. Measurement points are the last trading day of each respective fiscal year. The graph assumes the investment of $100 on March 31, 2010 in our common stock, in the NASDAQ Composite Index, and in the peer group.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of the Company as of and for the years ended March 31, 2015, 2014, 2013, 2012 and 2011. The information in the following table should be read together with the Company's consolidated financial statements and accompanying notes as of March 31, 2015 and 2014, and for the years ended March 31, 2015, 2014 and 2013 included under Item 15 of this report, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

Selected Financial Data (USD millions except share and vessel data)	2015	2014	2013	2012	2011
Revenue
Freight and related revenue	$129.1	$128.1	$117.8	$107.6	$90.4
Fuel and other surcharges	$22.1	$26.5	$37.4	$38.9	$20.5
Outside voyage charter revenue	$1.8	$1.2	$1.4	$1.3	$7.1
	$153.0	$155.8	$156.6	$147.8	$118.0
Operating income	$7.3	$10.9	$8.1	$15.2	$6.8

Net (loss) income applicable to common shareholders	$(10.6)	$(7.9)	$(7.0)	$5.3	$(2.2)

Net (loss) income per share -basic	$(0.59)	$(0.44)	$(0.39)	$0.33	$(0.16)
Net (loss) income per share - diluted	$(0.59)	$(0.44)	$(0.39)	$0.33	$(0.16)

Weighted average shares - basic	17,847,939	17,912,647	17,740,372	16,336,930	13,632,961
Weighted average shares - diluted	17,847,939	17,912,647	17,740,372	16,336,930	13,632,961

Other Operating Data
Depreciation	$18.3	$17.0	$15.4	$11.6	$7.7
Amortization of drydock costs	$3.3	$3.3	$3.5	$3.0	$2.8
Amortization of intangibles	$1.2	$1.3	$1.3	$1.3	$1.2

Property and equipment, net	$206.3	$215.5	$219.1	$200.9	$166.7
Total assets	$250.3	$265.0	$270.8	$257.8	$215.5

Long-term debt, including current portion	$101.2	$104.9	$143.4	$133.6	$112.2
Subordinated debt	$72.5	$72.5	$—	$—	$—
Total equity	$46.2	$60.7	$72.4	$79.3	$58.3

Number of vessels operated as of year end date	15	15	16	14	12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts are presented in millions except share, per share, per day and vessel amounts. The following management's discussion and analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K as of March 31, 2015 and 2014 and for the fiscal years ended March 31, 2015, 2014 and 2013.
Overview
Business
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing and its affiliate, Grand River. Subsequent to our acquisition of Lower Lakes Towing and Grand River, we have added ten vessels to our fleet through acquisition transactions and we retired three smaller vessels.
On December 27, 2012, Lower Lakes Ship Repair, a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes (17), a wholly-owned subsidiary of Lower Lakes Towing whose primary asset is the new forebody vessel under construction at a shipyard, was incorporated under the laws of Canada.
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
Recent Developments and Vessel Acquisitions

On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that is being converted with a new forebody into a Canadian flagged river class self-unloader vessel. We currently plan to introduce this vessel into service during the second half of the 2015 sailing season.
Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under GAAP and the accompanying reconciliation, provides useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
Our discussion of our Results of Operations also contains references to constant currency amounts. The constant currency information presented herein is calculated by translating current period results using prior period weighted average foreign currency exchange rates. Revenue from our Canadian operations has historically represented more than half of our total revenue. Consequently, our revenue has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, if the Canadian dollar weakens, our consolidated results stated in U.S. dollars are negatively impacted. These rate fluctuations can have a significant effect on our reported results. As a supplement to our reported operating results, we present constant currency financial information, which is a non-GAAP financial measure. We use constant currency information to provide a framework to assess how our business performed excluding the effects of foreign currency fluctuations. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our business. The Company's definition of constant currency may differ from other companies reporting similarly named measures, and these constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP.

Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014
Selected Financial and Operating Information

(USD in 000's)	Year ended March 31, 2015	Year ended March 31, 2014	$ Change	% Change
Revenue:
Freight and related revenue	$129,107	$128,145	962	0.8%
Fuel and other surcharges	22,110	26,475	(4,365)	(16.5)%
Outside voyage charter revenue	1,743	1,184	559	47.2%
Total	$152,960	$155,804	(2,844)	(1.8)%
Expenses:
Outside voyage charter fees	$1,711	$1,086	625	57.6%
Vessel operating expenses	$97,821	$102,804	(4,983)	(4.8)%
Repairs and maintenance	$6,463	$7,191	(728)	(10.1)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of vessel lease	$33,690	$32,564	1,126	3.5%
OPERATING INCOME	$7,324	$10,949	(3,625)	(33.1)%

Sailing Days:	4,106	4,166	(60)	(1.4)%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,443	$30,760	$683	2.2%
Fuel and other surcharges	$5,385	$6,355	$(970)	(15.3)%

Expenses per Sailing Day:
Vessel operating expenses	$23,824	$24,677	$(853)	(3.5)%
Repairs and maintenance	$1,574	$1,726	$(152)	(8.8)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of vessel lease during the fiscal years ended March 31, 2015 and 2014 (USD in 000's)

	Year ended March 31, 2015	Year ended March 31, 2014
Operating Income	$7,324	$10,949
Depreciation	18,292	16,994
Amortization of drydock costs	3,343	3,290
Amortization of intangibles	1,198	1,263
Loss on foreign exchange	873	68
Loss on termination of vessel lease	2,660	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of vessel lease	$33,690	$32,564

The following table summarizes the changes in the components of our revenue and certain expenses during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and Maintenance	General and Administrative	*Subtotal
Fiscal year ended March 31, 2014	4,166	$128,145	$26,475	$1,184	$155,804	$1,086	$102,804	$7,191	$12,159	$32,564
Changes in fiscal year ended March 31, 2015
Change attributable to weaker Canadian dollar	—	(4,518)	(1,020)	(172)	(5,710)	(168)	(3,707)	(431)	(556)	(848)
Net change on a constant currency basis	(60)	5,480	(3,345)	—	2,135	—	(1,276)	(297)	1,672	2,036
Changes in outside voyage charter revenue (excluding currency impact)	—	—	—	731	731	793	—	—	—	(62)
Total Change	(60)	$962	$(4,365)	$559	$(2,844)	$625	$(4,983)	(728)	1,116	1,126
Fiscal year ended March 31, 2015	4,106	$129,107	$22,110	$1,743	$152,960	$1,711	$97,821	$6,463	$13,275	$33,690
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles, Loss on Foreign Exchange and Loss on Termination of Vessel Lease.
Our results for the fiscal year ended March 31, 2015 reflect the effects of the harshest winter experienced on the Great Lakes in approximately thirty years and the resultant late start of the 2014 sailing season. Ice coverage on the Great Lakes reached near record levels during the 2014 winter season, delaying the formal opening of the St. Lawrence Seaway and many of the ports and docks that we service. Once the Seaway was opened, passage on the lakes was limited and highly inefficient. Trade patterns were difficult to establish because of delayed customer openings, excessive ice, which created the potential, but unrealized, risk of vessel damage, and the U.S. and Canadian Coast Guards' requirement that vessels transit certain trade lanes as a part of Coast Guard-led convoys. The delayed start to the 2014 sailing season, combined with the deterioration of the value of the Canadian dollar, meaningfully impacted our profitability.
Despite strong customer demand, 256 sailing days and $6.3 million of revenue in the last quarter of the fiscal year ended March 31, 2015 (primarily in January 2015), extraordinarily sudden deteriorating weather and ice conditions on the Great Lakes during the Company's fourth quarter severely impacted vessel productivity and financial results as compared to the same quarter in prior years. The Company delayed the initial sailing of its vessels in the 2015 sailing season for the second season in a row, to reduce vessel delays and inefficiencies due to unseasonable spring ice conditions.
Total revenue during the fiscal year ended March 31, 2015 was $153.0 million, a decrease of 1.8%, compared to $155.8 million during the fiscal year ended March 31, 2014. This decrease was primarily attributable to the decline in value of the Canadian dollar relative to the U.S. dollar, a reduction in fuel surcharge revenue and fewer Sailing Days, which we define as days a vessel is crewed and available for sailing, during the fiscal year ended March 31, 2015, compared to the fiscal year ended March 31, 2014. These factors were offset in large part by a slight increase in tonnage carried and an associated increase in freight and related revenue, contractual price increases, improvements in commodity mix and water levels and a higher percentage of time spent in revenue loaded condition. On a constant currency basis, our total revenue increased 1.8%, or $2.9 million, during the fiscal period ended March 31, 2015 compared to the fiscal year ended March 31, 2014.

According to the Lake Carriers' Association, during the 2014 sailing season, U.S.-flagged vessels on the Great Lakes experienced a 1.0% decrease in overall customer shipments for the commodities that we carry compared to the 2013 sailing season. During the same time periods, U.S.-flagged vessels experienced an increase of iron ore tonnage carried of 4.0%, a decrease of coal tonnage carried of 2.6% and a decrease of aggregates tonnage carried of 2.9%. During the 2014 sailing season, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore tonnage carried increased 2.2%, coal tonnage carried was unchanged and aggregates tonnage carried decreased 1.8%, in each case compared to the 2013 sailing season. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Freight and other related revenue generated from Company-operated vessels increased $1.0 million, or 0.8%, to $129.1 million during the fiscal year ended March 31, 2015 compared to $128.1 million during the fiscal year ended March 31, 2014. On a constant currency basis, freight and other related revenue increased 4.3%, or $5.5 million, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.
Our tonnage carried during the fiscal year ended March 31, 2015 increased 0.4% compared to the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2015, weather-related factors experienced from April through mid-May 2014 and in January 2015 resulted in a compression of our customer deliveries into a shorter sailing season. We were able to recapture only a small portion of the tonnage shortfall experienced at the start of the season. During the fiscal year ended March 31, 2015, we experienced increases in tonnage carried in salt and iron ore commodities of 29.0% and 25.6%, respectively, due to expanded market share and new business gains, in each case when compared to the fiscal year ended March 31, 2014. Aggregates, grain and coal tonnages carried during the fiscal year ended March 31, 2015 trailed the fiscal year ended March 31, 2014, decreasing 10.1%, 6.6% and 6.2%, respectively. These decreases were a result of the delayed start to the 2014 sailing season and changes in customer requirements and were not a result of a reduction in our market share.

We operated fifteen vessels during each of the fiscal years ended March 31, 2015 and March 31, 2014. Management believes that each of our vessels should achieve a theoretical maximum of 275 Sailing Days in the sailing season, assuming no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s operated vessels sailed an average of approximately 274 Sailing Days during the fiscal year ended March 31, 2015 compared to an average of 278 Sailing Days during the fiscal year ended March 31, 2014. We operated the Company's vessels for an average of 15 Sailing Days in April 2014 versus 26 Sailing Days in April 2013 out of a theoretical maximum of 30 Sailing Days during each such month. We operated at 99.5% of the theoretical maximum Sailing Days for the fiscal year ended March 31, 2015, primarily due to the late start of the 2014 sailing season, compared to 101.0% of the theoretical maximum of Sailing Days for the fiscal year ended March 31, 2014.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 434 Delay Days during the fiscal year ended March 31, 2015 compared to 470 Delay Days during the fiscal year ended March 31, 2014. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 10.6% during the fiscal year ended March 31, 2015 compared to 11.3% during the fiscal year ended March 31, 2014.

Freight and related revenue per Sailing Day increased $683, or 2.2%, to $31,443 per Sailing Day during the fiscal year ended March 31, 2015 compared to $30,760 per Sailing Day during the fiscal year ended March 31, 2014. This revenue increase was due to a change in the mix of cargos carried, the associated price of those cargos, higher water levels and the efficiency of trade patterns. On a constant currency basis, freight and related revenue per Sailing Day increased 5.8%, or $1,784 per Sailing Day, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $4.4 million, or 16.5%, to $22.1 million during the fiscal year ended March 31, 2015 compared to $26.5 million during the fiscal year ended March 31, 2014. Fuel and other surcharges per Sailing Day decreased by $970, or 15.3%, to $5,385 per Sailing Day during the fiscal year ended March 31, 2015 compared to $6,355 per Sailing Day during the fiscal year ended March 31, 2014. The decrease was attributable to reduced fuel prices, a weaker Canadian dollar and sixty fewer Sailing Days during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. On a constant currency basis, fuel and other surcharges decreased 12.6%, or $3.3 million, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.

Vessel operating expenses decreased $5.0 million, or 4.8%, to $97.8 million during the fiscal year ended March 31, 2015 compared to $102.8 million during the fiscal year ended March 31, 2014. Vessel operating expenses per Sailing Day decreased $853, or 3.5%, to $23,824 per Sailing Day during the fiscal year ended March 31, 2015 from $24,677 per Sailing Day during the fiscal year ended March 31, 2014. The decrease was primarily due to a weaker Canadian dollar, reduced fuel prices and fewer Sailing Days, but partially offset by $0.7 million of costs to exit a government managed worker's compensation program in Canada, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. On a constant currency basis, vessel operating expenses decreased 1.2%, or $1.3 million, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.7 million to $6.5 million during the fiscal year ended March 31, 2015 from $7.2 million during the fiscal year ended March 31, 2014 primarily due to lower fitout costs, which were delayed due to the late start of the 2014 sailing season. Repairs and maintenance per Sailing Day decreased $152, or 8.8%, to $1,574 per Sailing Day during the fiscal year ended March 31, 2015 from $1,726 per Sailing Day during the fiscal year ended March 31, 2014. On a constant currency basis, repairs and maintenance expenses decreased 4.1%, or $0.3 million, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.
Our general and administrative expenses were $13.3 million during the fiscal year ended March 31, 2015 compared to $12.2 million during the fiscal year ended March 31, 2014. The increase was due to additional costs related to the contested proxy solicitation, legal costs and compensation and benefit inflationary cost increases, offset by the weaker Canadian dollar. Our general and administrative expenses represented 10.3% of freight and related revenues during the fiscal year ended March 31, 2015 and 9.5% of freight and related revenues during the fiscal year ended March 31, 2014.
Depreciation expense increased $1.3 million to $18.3 million during the fiscal year ended March 31, 2015 compared to $17.0 million during the fiscal year ended March 31, 2014. This increase was primarily attributable to winter 2014 capital expenditures, offset by a weaker Canadian dollar during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.
Amortization of drydock costs was $3.3 million during each of the fiscal years ended March 31, 2015 and March 31, 2014. During each of the fiscal years ended March 31, 2015 and March 31, 2014, the Company amortized the deferred drydock costs of twelve of its vessels.
Loss on foreign exchange during the fiscal year ended March 31, 2015 was $0.9 million, which was primarily a non-cash loss on translation of approximately $34.2 million USD denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary, net of $25.0 million of currency hedging, during the fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2014, an immaterial gain on translation of other balance sheet items was recorded.
Loss on termination of lease was $2.7 million during the fiscal year ended March 31, 2015 related to our termination of the bareboat charter agreement for the McKee Sons barge. Such loss included the write-off of $1.5 million of vessel leasehold improvements for such barge. Under the terms of our bareboat charter agreement for the McKee Sons barge which Grand River bareboat charters from an unrelated third party, we delivered a notice of termination to the owner of such barge on December 22, 2014, made the final contractually required lease termination payment and delivered such barge to its owner. This bareboat charter agreement, which terminated on January 11, 2015 pursuant to such notice, would have expired on December 31, 2018 in accordance with its terms.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of lease increased $1.1 million, or 3.3%, from $32.6 million during the fiscal year ended March 31, 2014 to $33.7 million during the fiscal year ended March 31, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss on foreign exchange increased 6.1%, or $2.0 million, during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.
As a result of the items described above, operating income during the fiscal year ended March 31, 2015 was $7.3 million compared to $10.9 million during the fiscal year ended March 31, 2014.
Interest expense, which includes $13.4 million of cash interest (including $0.7 million of capitalized interest) and $1.3 million of deferred financing costs, increased $4.6 million to $14.0 million during the fiscal year ended March 31, 2015 from $9.4 million during the fiscal year ended March 31, 2014. This increase in interest expense was primarily attributable to higher indebtedness, the higher interest rate on a portion of our long term debt and increased amortization of deferred financing costs. The increase in interest expense was partially offset by a decrease in our accrued dividends on our preferred stock.
Our loss before income taxes was $9.0 million during the fiscal year ended March 31, 2015 compared to income before income taxes of $0.3 million during the fiscal year ended March 31, 2014.
Our effective tax rate was (4.7)% on a pre-tax loss of $9.0 million during the fiscal year ended March 31, 2015 resulting in an income tax expense of $0.4 million. None of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our effective tax rate for the fiscal year ended March 31, 2014 was 1,526.3% on pre-tax income of $0.3 million resulting in an income tax expense of $4.8 million.

Our current effective tax expense is primarily driven by the change in the valuation allowance against our U.S. Federal net deferred tax assets. In fiscal year ended March 31, 2014, we established a $4.1 million reserve or valuation against our U.S. Federal net deferred tax assets. As of fiscal year ended March 31, 2015, our reserve increased to $6.8 million. Our U.S. NOL was $56.4 million as of March 31, 2015. As it relates to the $6.8 million valuation allowance against our U.S. Federal net deferred tax assets, the Company is required to establish a valuation allowance when future deductibility is not more-likely-than-not.

At March 31, 2014, the Company determined that its U.S. Federal net deferred tax assets, including net operating loss carry-forwards, may not be utilized. Generally accepted accounting principles in the U.S. ("U.S. GAAP") requires the evaluation of the prior three years cumulative U.S. pre-tax earnings to determine the usability of an NOL. Based on the U.S. GAAP requirements, management determined that the reserve was warranted as of March 31, 2014. On an ongoing basis, the valuation allowance will be reviewed and adjusted based on management assessment of the realizability of the net deferred tax assets.

The Company's position remains unchanged at March 31, 2015. as it relates to the U.S. Federal net deferred tax assets, thus a full valuation allowance against the net U.S. Federal net deferred tax assets is still in existence.

Our provision for income tax expense was $0.4 million during the fiscal year ended March 31, 2015 compared to an income tax expense of $4.8 million for the fiscal year ended March 31, 2014. The decrease in income tax expense was due to lower net income before income taxes and a lower consolidated tax rate during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. In addition, during fiscal year ended March 31, 2014, the Company recorded a full valuation allowance against net deferred tax assets of $4.1 million.

Our net loss before preferred stock dividends was $9.4 million during the fiscal year ended March 31, 2015 compared to $4.5 million during the fiscal year ended March 31, 2014.

We accrued $1.2 million for dividends on our preferred stock during the fiscal year ended March 31, 2015 compared to $3.4 million during the fiscal year ended March 31, 2014. The dividends accrued at a rate of 7.75% during the fiscal years ended March 31, 2015 and March 31, 2014.
Our net loss applicable to common stockholders was $10.6 million during the fiscal year ended March 31, 2015 compared to $7.9 million during the fiscal year ended March 31, 2014.
The Canadian dollar weakened by 7.3% compared to the U.S. dollar during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014, averaging approximately $0.880 USD per CDN during the fiscal year ended March 31, 2015 compared to approximately $0.950 USD per CDN during the fiscal year ended March 31, 2014. The Company's balance sheet translation rate decreased from $0.905 USD per CDN at March 31, 2014 to $0.790 USD per CDN at March 31, 2015.
During the fiscal year ended March 31, 2015, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense are incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013
Selected Financial and Operating Information

(USD in 000's)	Year ended March 31, 2014	Year ended March 31, 2013	$ Change	% Change
Revenue:
Freight and related revenue	$128,145	$117,797	10,348	8.8%
Fuel and other surcharges	26,475	37,404	(10,929)	(29.2)%
Outside voyage charter revenue	1,184	1,437	(253)	(17.6)%
Total	$155,804	$156,638	(834)	(0.5)%
Expenses:
Outside voyage charter fees	$1,086	$1,447	(361)	(24.9)%
Vessel operating expenses	$102,804	$104,896	(2,092)	(2.0)%
Repairs and maintenance	$7,191	$8,350	(1,159)	(13.9)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of vessel lease	$32,564	$28,468	4,096	14.4%

OPERATING INCOME	$10,949	$8,102	2,847	35.1%

Sailing Days:	4,166	3,922	244	6.2%
Number of vessels operated:	15	16	(1)	(6.3)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,760	$30,035	$725	2.4%
Fuel and other surcharges	$6,355	$9,537	$(3,182)	(33.4)%

Expenses per Sailing Day:
Vessel operating expenses	$24,677	$26,746	$(2,069)	(7.7)%
Repairs and maintenance	$1,726	$2,129	$(403)	(18.9)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of vessel lease during the fiscal years ended March 31, 2014 and 2013 (USD in 000's)

	Year ended March 31, 2014	Year ended March 31, 2013
Operating Income	$10,949	$8,102
Depreciation	16,994	15,373
Amortization of drydock costs	3,290	3,497
Amortization of intangibles	1,263	1,310
Loss on foreign exchange	68	186
Loss on termination of vessel lease	—	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and loss on termination of vessel lease	$32,564	$28,468

The following table summarizes the changes in the components of our revenue and certain expenses during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and Maintenance	General and Administrative	*Subtotal
Fiscal year ended March 31, 2013	3,922	$117,797	$37,404	$1,437	$156,638	$1,447	$104,896	$8,350	$13,477	$28,468
Changes in nine month period ended December 31, 2014:
Change attributable to weaker Canadian dollar	—	(2,914)	(672)	(66)	(3,652)	(61)	(2,361)	(294)	(351)	(585)
Net change on a constant currency basis	244	13,262	(10,257)	—	3,005	—	269	(865)	(967)	4,568
Changes in outside voyage charter revenue (excluding currency impact)	—	—	—	(187)	(187)	(300)	—	—	—	$113
Total Change	244	$10,348	$(10,929)	$(253)	$(834)	$(361)	$(2,092)	$(1,159)	$(1,318)	$4,096
Fiscal year ended March 31, 2014	4,166	$128,145	$26,475	$1,184	$155,804	$1,086	$102,804	$7,191	$12,159	$32,564
* Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles, Loss on Foreign Exchange and Loss on Termination of Vessel Lease.
Total revenue during the fiscal year ended March 31, 2014 was $155.8 million, a decrease of 0.5%, compared to $156.6 million during the fiscal year ended March 31, 2013. This decrease was primarily attributable to a weaker Canadian dollar, a reduction in fuel surcharges and fewer Sailing Days during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. These factors were offset by increased prices, more efficient trade patterns, reduced Delay Days, improved water levels and an improved commodity mix and a higher percentage of time spent in revenue loaded condition. On a constant currency basis, our total revenue increased 1.8%, or $2.8 million, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.
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

Freight and related revenue per Sailing Day increased $725, or 2.4%, to $30,760 per Sailing Day during the fiscal year ended March 31, 2014 compared to $30,035 per Sailing Day during the fiscal year ended March 31, 2013. This revenue increase was due to an approximate 26%, 19% and 5% increases in salt, grain and aggregates tonnages carried, respectively, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013, and was somewhat offset by a weaker Canadian dollar and an approximate 18% decrease in ore tonnage hauled during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The overall increase in tonnage carried and the efficient deployment of our vessels were not optimized due to the challenging weather conditions on the Great Lakes throughout the fiscal year ended March 31, 2014 generally, and further exacerbated in the three month period ended March 31, 2014. On a constant currency basis, freight and related revenue per Sailing Day increased 4.7%, or $1,424 per Sailing Day, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.
All of our customer contracts have fuel surcharge provisions pursuant to which changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $10.9 million, or 29.2%, to $26.5 million during the fiscal year ended March 31, 2014 compared to $37.4 million during the fiscal year ended March 31, 2013. This decrease was attributable to reduced fuel prices, a weaker Canadian dollar and the renewal of several customer contracts that reset the base fuel price and reduced the fuel surcharge (which surcharge was added to freight and other related revenue), slightly offset by an increased number of Sailing Days. Fuel and other surcharges per Sailing Day decreased by $3,182, or 33.4%, to $6,355 per Sailing Day during the fiscal year ended March 31, 2014 compared to $9,537 per Sailing Day during the fiscal year ended March 31, 2013. On a constant currency basis, fuel and other surcharges decreased On a constant currency basis, fuel and other surcharges decreased 12.6%, or $10.3 million, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.

Vessel operating expenses decreased $2.1 million, or 2.0%, to $102.8 million during the fiscal year ended March 31, 2014 compared to $104.9 million during the fiscal year ended March 31, 2013. This decrease was primarily due to a weaker Canadian dollar, reduced fuel pricing and reduced expenses related to vessel incident costs, offset by a greater number of Sailing Days attributable to the elimination of lost time due to incidents. Vessel operating expenses per Sailing Day decreased $2,069, or 7.7%, to $24,677 per Sailing Day during the fiscal year ended March 31, 2014 from $26,746 per Sailing Day during the fiscal year ended March 31, 2013. On a constant currency basis, vessel operating expenses increased 0.3%, or $0.3 million, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.

Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $1.2 million to $7.2 million during the fiscal year ended March 31, 2014 from $8.4 million during the fiscal year ended March 31, 2013 primarily due to the three acquired vessels acquired in fiscal 2012 which incurred higher costs in the prior year, as well as lower fitout costs, which were delayed due to the late start of the 2014 sailing season. Repairs and maintenance per Sailing Day decreased $403, or 18.9%, to $1,726 per Sailing Day during the fiscal year ended March 31, 2014 from $2,129 per Sailing Day during the fiscal year ended March 31, 2013. On a constant currency basis, repairs and maintenance expenses decreased 10.4%, or $0.9 million, during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.
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

Our current effective tax expense is primarily driven by the establishment of a $4.1 million reserve or valuation allowance against our U.S. Federal net deferred tax assets. Our U.S. NOL was $46.1 million as of March 31, 2014. As it relates to the $4.1 million valuation allowance against our U.S. Federal net deferred tax assets, the Company is required to establish a valuation allowance when future deductibility is uncertain. At March 31, 2014, the Company determined that its U.S. Federal net deferred tax assets, including net operating loss carry-forwards, may not be utilized. Generally accepted accounting principles in the U. S. ("U.S. GAAP") requires the evaluation of the prior three years cumulative U.S. pre-tax earnings to determine the usability of an NOL. Based on the U.S. GAAP requirements, management determined that the reserve was warranted as of March 31, 2014. On an ongoing basis, the valuation allowance will be reviewed and adjusted based on management's assessment of the realizability of the net deferred tax assets.

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

Impact of Inflation and Changing Prices
During the fiscal years ended March 31, 2015, 2014 and 2013, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the fiscal years ended March 31, 2015, March 31, 2014, and March 31, 2013, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 7.3% during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014, and a decrease of approximately 4.9% during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facility. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for the fiscal years ended March 31, 2015 and March 31, 2014. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash provided by operating activities during the fiscal year ended March 31, 2015 was $27.1 million, an increase of $15.9 million from $11.2 million during the fiscal year ended March 31, 2014. The increase in cash provided was primarily attributable to a large decrease in accounts payable in the fiscal year ended March 31, 2014 due to the timing of the start of the 2013 and 2014 sailing seasons.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the fiscal years ended March 31, 2015 or 2014.
Net cash used in investing activities increased by $6.7 million to $23.8 million during the fiscal year ended March 31, 2015 from net cash used of $17.1 million during the fiscal year ended March 31, 2014. This increase was primarily due to the timing of payments for capital expenditures during the current and prior year periods, and progress payments on the forebody conversion project during the fiscal year ended March 31, 2015.
Net cash used in financing activities decreased $9.8 million to $1.5 million used during the fiscal year ended March 31, 2015 compared to $8.3 million provided during the fiscal year ended March 31, 2014. On March 27, 2015, the Company refinanced its senior credit facilities to provide reduced interest rates and increased credit availability.
Debt

We had total debt outstanding of $173.7 million at March 31, 2015, which is comprised of amounts outstanding under the Credit Agreement (as defined below) of $101.2 million and the Amended Second Lien Credit Agreement (as defined below) of $72.5 million.

First Lien Credit Agreement

On March 27, 2015, Rand and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the Credit Agreement (collectively, the “US Guarantors”). Lower Lakes Towing (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the Credit Agreement and are direct or indirect wholly-owned subsidiaries of Rand (collectively, the “Canadian Guarantors”; and together with the US Guarantors, the “Guarantors”). The proceeds of the Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.
The obligations are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Borrowers and the Guarantors, including a pledge of all or a portion of the equity interests of the Borrowers and the Guarantors. The security interests are evidenced by pledge, security and guaranty agreements and other related agreements, including certain fleet mortgages.
The credit facilities (the “Credit Facilities”) under the Credit Agreement consist of:
•A revolving credit facility under which Lower Lakes may borrow up to US $80 million (CDN or USD currency to be selected by Lower Lakes) with a final maturity date of September 30, 2019 (the “Canadian Revolving
Facility”);
•A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90 million with a final maturity date of September 30, 2019 (the “U.S. Revolving Facility”);
•A swing line facility under which Lower Lakes may borrow up to CDN $8 million, less the outstanding balance of the Canadian Revolving Facility, with a final maturity date of September 30, 2019 (the “Canadian Swing Line Facility”); and
•A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility, with a final maturity date of September 30, 2019 (the “U.S. Swing Line Facility”).

Borrowings under the Credit Facilities will bear interest, in each case plus an applicable margin, as follows:
•Canadian Revolving Facility: if funded in Canadian Dollars, the BA Rate (as defined in the Credit Agreement)
or, at the borrower’s option, the Canadian Prime Rate (as defined in the Credit Agreement) and if funded in U.S. Dollars, the Canadian Base Rate (as defined in the Credit Agreement) or, at the borrower’s option, the LIBOR Rate (as defined in the Credit Agreement);
•U.S. Revolving Facility: the US Base Rate (as defined in the Credit Agreement) or, at the borrower’s option, the LIBOR Rate;
•Canadian Swing Line Facility: the Canadian Prime Rate or, at the borrower’s option, the Canadian Base Rate;
and
•U.S. Swing Line Facility: the US Base Rate.

The applicable margin to the BA Rate, Canadian Prime Rate, Canadian Base Rate, US Base Rate and the LIBOR Rate is subject to specified changes depending on the Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement). The Borrowers will also pay a monthly commitment fee at an annual rate of 0.25% on the undrawn committed amount available under the Canadian Revolving Facility and the U.S. Revolving Facility (the “Revolving Facilities”), which rate shall increase to 0.375% in the event the undrawn committed amount is greater than or equal to 50% of the aggregate committed amount under the Revolving Facilities.
Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of March 31, 2015.
The Credit Agreement contains certain negative covenants, including those limiting the Guarantors’, the Borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Agreement requires the Borrowers to maintain certain financial ratios. The Credit Agreement also contains affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Credit Facilities.
As of March 31, 2015, the aggregate principal amount outstanding under the Credit Agreement was $101.2 million and the Company was in compliance with the covenants contained in the Credit Agreement.

As a result of the execution of the Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $2.3 million during the fiscal year ended March 31, 2015, that consisted of the write off of unamortized deferred financing costs in connection with the previously existing first lien financing arrangement.

Second Lien Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million (the “Second Lien CDN Term Loan”), (ii) U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38.3 million (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32.5 million.

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

Obligations under the Term Loan Credit Agreement are secured by first-priority liens and security interests in, substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Term Loan Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower.

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

On April 11, 2014, Rand and certain of its subsidiaries entered into a First Amendment (the "First Amendment") to the Term Loan Credit Agreement. The First Amendment extended the due date of certain post-closing deliverables. In connection with the Credit Agreement described above, on March 27, 2015 Rand and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Term Loan Credit Agreement (as amended, the “Amended Second Lien Credit Agreement”). The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the Credit Agreement, reduced the uncommitted incremental facility to $22.5 million, and also amended certain other covenants and terms thereof.
As of March 31, 2015, the aggregate principal amount outstanding under the Amended Second Lien Credit Agreement was $72.5 million and the Company was in compliance with the covenants contained therein. The Amended Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that is required in connection with certain borrowings under the first lien Credit Agreement.  As of March 31, 2015 this incremental loan was not outstanding.

Intercreditor Agreement

In connection with the Credit Agreement and Amended Second Lien Credit Agreement described above, on March 27, 2015 Rand and certain of its subsidiaries (the “Credit Parties”) entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Amended Second Lien Credit Agreement (the “Second Lien Lenders”).
Under the Intercreditor Agreement the Second Lien Lenders have agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Amended Second Lien Credit Agreement.
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
As of March 31, 2015, the Company had $0.6 million of unpaid accrued dividends on its preferred stock for the fiscal year ended March 31, 2015 compared to $0 at March 31, 2014. As of March 31, 2015 and March 31, 2014, the effective rate of preferred dividends was 7.75%.

Investments in Capital Expenditures and Drydockings
We incurred $25.7 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2015, including $9.1 million related to the forebody conversion project and $4.1 million of carryover from the 2014 winter season, compared to $23.4 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2014, including $7.6 million related to the forebody conversion project and $1.9 million relating to carryover from the 2013 winter season.
Vessel Acquisition
On March 11, 2014, Lower Lakes (17) acquired the LALANDIA SWAN from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that is being converted with a new forebody into a Canadian flagged river class self-unloader vessel. We currently plan to introduce this vessel into service during the second half of the 2015 sailing season.
Contractual Commitments
The following table summarizes the Company's contractual obligations for the next five years and thereafter as of March 31, 2015.

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$101,213	$—	$—	$101,213	$—
Subordinated Debt Obligations	72,500	—	—	72,500	$—
Deferred Payment Liability	1,200	600	600	—	—
Operating Lease Obligations	1,933	521	737	445	230
Purchase Obligations	19,707	19,707	—	—	—
Total	$196,553	$20,828	$1,337	$174,158	$230

As of March 31, 2015, we had aggregate purchase obligations of $19.7 million, due in less than one year.
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

Critical Accounting Policies and Estimates
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
Impairment of fixed assets and finite-lived intangible assets

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
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2015.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2015, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the twelve month period ended March 31, 2015.

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

An examination by the U.S. federal taxing authority for the fiscal year ended March 31, 2012 was completed in 2014, with no adjustments warranted. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination was completed in 2013.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal (U.S.A)	2011 – 2014
Various states	2011 – 2014
Federal (Canada)	2010 – 2014
Ontario	2010 – 2014

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB")issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provide guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management's evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. Excluding the interest rate cap agreements discussed below, as of March 31, 2015, approximately $101.2 million of our senior debt bore interest at interest rates ranging from 3.03% to 3.75% and $72.5 million of our subordinated debt bore interest at 10.75%. Based on our total outstanding floating rate debt as of March 31, 2015 and subject to the interest rate cap agreements discussed below, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.5 million annually on the Company's U.S. term debt and subordinated debt borrowings and approximately $0.6 million annually on the Company's Canadian term debt and subordinated debt borrowings.
As of March 31, 2015, the Company had two outstanding interest rate cap agreements covering 62% of its outstanding first lien Credit Agreement debt at a cap of three month Libor at 2.5% on its U.S. first lien Credit Agreement borrowings and three month BA rates at 3.0% on its Canadian first lien Credit Agreement borrowings. The notional amount on each of these instruments will decrease with each previously scheduled principal payment under the Third Amended and Restated Credit Agreement. As of March 31, 2015, we were paying a weighted average fixed rate of 3.39% (including applicable margins) on our first lien debt. The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.
Foreign Exchange Rate Risk
We have foreign currency exposure related to the currency related translation of various financial instruments denominated in the Canadian dollar (fair value risk) and operating cash flows denominated in the Canadian dollar (cash flow risk). These exposures are associated with period to period changes in the exchange rate between the U.S. dollar and the Canadian dollar. At March 31, 2015, our liability for financial instruments with exposure to foreign currency risk was approximately CDN $56 million of first lien Credit Agreement borrowings. Although we have tried to match our indebtedness and cash flows from earnings by country, a sudden increase in the Canadian dollar exchange rates could increase the indebtedness converted to U.S. dollars prior to operating cash flows making up for such a currency conversion change.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Chief Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the fourth quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2015 based on the criteria set forth in a report entitled 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2015, our internal control over financial reporting is effective based on those criteria.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information, as of June 10, 2015, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Unvested Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	634,575*	$5.66	589,066
Equity compensation plans not approved by security holders	—	—	—
Total	634,575*	$5.66	589,066
*Includes 154,790 unvested restricted stock

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein:
See Exhibit Index below.

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (1)
2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)
2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)
2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (6)
3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (7)
3.3	Second Amended and Restated By-laws. (8)
4.1	Specimen Common Stock Certificate. (5)
10.1*	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (9)
10.2*	Employment Agreement, dated October 8, 2009, by and between Scott Bravener and Lower Lakes Towing Ltd. (10)
10.3*	Form of Restricted Share Award Agreement by and between Rand Logistics, Inc. and Scott Bravener. (10)
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

10.8*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Laurence S. Levy. (15)
10.9*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Edward Levy. (15)
10.10*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (15)

10.11
Fourth Amended and Restated Credit Agreement, dated March 11, 2014, among Lower Lakes Towing Ltd, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc., Lower Lakes Ship Repair Company Ltd., Lower Lakes Towing (17) Ltd. and Rand Logistics, Inc., as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders. (16)

10.12
Term Loan Credit Agreement, dated as of March 11, 2014, among Lower Lakes Towing Ltd, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc. and Rand Logistics, Inc., as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders. (16)

10.13
Intercreditor Agreement, dated as of March 11, 2014, by and among General Electric Capital Corporation, in its capacity as agent for the lenders under the Fourth Amended and Restated Credit Agreement, Guggenheim Corporate Funding, LLC, in its capacity as administrative agent for the lenders under the Term Loan Credit Agreement, Lower Lakes Towing Ltd, Lower Lakes Transportation Company, Grand River Navigation Company, Inc. and Black Creek Shipping Company, Inc. as borrowers, and Rand LL Holdings Corp., Rand Finance Corp., Black Creek Shipping Holding Company, Inc., Lower Lakes Ship Repair Company Ltd., Lower Lakes Towing (17) Ltd. and Rand Logistics, Inc., as obligors. (16)

10.14	Memorandum of Agreement, dated March 11, 2014, by and between Uni-Tankers M/T “Lalandia Swan” ApS and Lower Lakes Towing Ltd. (16)
10.15*	Employment Agreement, dated July 3, 2014, by and between Lower Lakes Towing Ltd. and Scott Bravener. (17)
10.16	Agreement, dated as of September 22, 2014, by and between the Company and JWEST, LLC. (18)
10.17*	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Laurence S. Levy. (19)
10.18*	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Edward Levy. (19)
10.19*	Employment Separation Agreement and Release, dated November 5, 2014, by and between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (19)
10.20
Credit Agreement, dated March 27, 2015, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., the guarantors party thereto, Bank of America, N.A., as agent, and the lenders party thereto. (20)

10.21
Term Loan Credit Agreement as of March 27, 2015, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., the guarantors party thereto, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto, as amended. (20)

10.22
Intercreditor Agreement, dated March 27, 2015, by and among Bank of America, N.A., Guggenheim Corporate Funding, LLC, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., and the obligors party thereto. (20)

10.23*	Offer Letter, dated May 7, 2015, by and between Rand Logistics, Inc. and Mark Hiltwein. (21)
21.1†	Subsidiaries of Rand.
23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1†	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006 (SEC File No. 000-50908).
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006 (SEC File No. 000-50908).
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006 (SEC File No. 000-50908).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006 (SEC File No. 000-50908).
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 30, 2004 (SEC File No. 333-117051).
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006 (SEC File No. 000-50908).
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 000-50908).
(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007 (SEC File No. 001-33345).
(9)	Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 27, 2012 (SEC File No. 001-33345).
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009 (SEC File No. 001-33345).
(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2011 (SEC File No. 001-33345).
(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2011 (SEC File No. 001-33345).
(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2012 (SEC File No. 001-33345).
(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2013 (SEC File No. 001-33345).
(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2013 (SEC File No. 001-33345).
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2014 (SEC File No. 001-33345).
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2014 (SEC File No. 001-33345).
(18)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014 (SEC File No. 001-33345).
(19)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2014 (SEC File No. 001-33345).
(20)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2015 (SEC File No. 001-33345).
(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015 (SEC File No. 001-33345).

* Indicates management contract or compensatory plan, contract or arrangement.
† Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.
By:	/s/ Edward Levy
Edward Levy
President and Chief Executive Officer

Date: June 10, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Levy	President and Chief Executive Officer	June 10, 2015
Edward Levy	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	June 10, 2015
Mark S. Hiltwein	(Principal Financial Officer)

/s/ Joseph W. McHugh, Jr.	Vice President	June 10, 2015
Joseph W. McHugh, Jr.	(Principal Accounting Officer)

/s/ Laurence S. Levy	Director	June 10, 2015
Laurence S. Levy
/s/ H. Cabot Lodge, III	Director	June 10, 2015
H. Cabot Lodge, III
/s/ James K. Thompson	Director	June 10, 2015
James K. Thompson
/s/ Michael D. Lundin	Director	June 10, 2015
Michael D. Lundin
/s/ John Binion	Director	June 10, 2015
John Binion
/s/ Robert K. Kurz	Director	June 10, 2015
Robert K. Kurz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2015 expressed an unqualified opinion.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 10, 2015	Chartered Accountants
Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the internal control over financial reporting of Rand Logistics, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2015, and our report dated June 10, 2015 expressed an unqualified opinion on those financial statements.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 10, 2015	Chartered Accountants
Licensed Public Accountants

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31, 2015	March 31, 2014
ASSETS
CURRENT
Cash and cash equivalents	$3,298	$2,602
Accounts receivable, net (Note 4)	2,764	2,629
Income taxes receivable	91	96
Loan to employee	—	250
Prepaid expenses and other current assets (Notes 5 and 8)	5,957	7,344
Deferred income taxes (Note 6)	347	121
Total current assets	12,457	13,042
PROPERTY AND EQUIPMENT, NET (Note 7)	206,276	215,487
OTHER ASSETS (Note 8)	569	730
DEFERRED DRYDOCK COSTS, NET (Note 9)	7,590	9,321
INTANGIBLE ASSETS, NET (Note 10)	13,205	16,233
GOODWILL (Note 10)	10,193	10,193
Total assets	$250,290	$265,006
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT
Accounts payable	15,350	11,792
Accrued liabilities (Note 13)	7,628	7,956
Other current liability	166	—
Income taxes payable	—	100
Deferred income taxes (Note 6)	—	35
Current portion of deferred payment liability	536	499
Current portion of long-term debt (Note 14)	—	787
Total current liabilities	23,680	21,169
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	564	1,100
LONG-TERM DEBT, NET OF CURRENT PORTION (Note 14)	101,213	104,103
SUBORDINATED DEBT (Note 15)	72,500	72,500
OTHER LIABILITIES	479	253
DEFERRED INCOME TAXES (Note 6)	5,607	5,134
Total liabilities	204,043	204,259
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 18,035,427 shares at March 31, 2015 and 17,933,859 shares at March 31, 2014 (Note 18)	1	1
Additional paid-in capital	90,130	89,486
Accumulated deficit	(50,972)	(40,277)
Accumulated other comprehensive loss	(7,812)	(3,363)
Total stockholders’ equity	46,247	60,747
Total liabilities and stockholders’ equity	$250,290	$265,006

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
REVENUE
Freight and related revenue	$129,107	$128,145	$117,797
Fuel and other surcharges	22,110	26,475	37,404
Outside voyage charter revenue	1,743	1,184	1,437
TOTAL REVENUE	152,960	155,804	156,638
EXPENSES
Outside voyage charter fees (Note 19)	1,711	1,086	1,447
Vessel operating expenses	97,821	102,804	104,896
Repairs and maintenance	6,463	7,191	8,350
General and administrative	13,275	12,159	13,477
Depreciation	18,292	16,994	15,373
Amortization of drydock costs	3,343	3,290	3,497
Amortization of intangibles	1,198	1,263	1,310
Loss on foreign exchange, net	873	68	186
Loss on termination of vessel lease (Note 16)	2,660	—	—
	145,636	144,855	148,536
OPERATING INCOME	7,324	10,949	8,102
OTHER (INCOME) AND EXPENSES
Interest expense (Note 20)	14,007	9,373	10,171
Interest income	(18)	(7)	(9)
Gain on interest rate swap contracts (Note 22)	—	—	(1,087)
Loss on extinguishment of debt (Note 14)	2,331	1,267	3,339
	16,320	10,633	12,414
(LOSS) INCOME BEFORE INCOME TAXES	(8,996)	316	(4,312)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 6)
Current	7	117	(134)
Deferred	417	4,706	(359)
	424	4,823	(493)
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(9,420)	(4,507)	(3,819)
PREFERRED STOCK DIVIDENDS	1,168	3,429	3,173
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,588)	$(7,936)	$(6,992)
Net loss per share basic and diluted (Note 23)	$(0.59)	$(0.44)	$(0.39)
Weighted average shares basic and diluted	17,847,939	17,912,647	17,740,372

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Loss
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(9,420)	(4,507)	(3,819)
Other comprehensive loss:
Change in foreign currency translation adjustment	(4,449)	(4,144)	(1,159)
COMPREHENSIVE LOSS BEFORE PREFERRED STOCK DIVIDENDS	(13,869)	(8,651)	(4,978)

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2012	300,000	$14,900	17,676,278	$1	$87,853	$(25,349)	$1,940	$79,345
Net loss	—	—	—	—	—	(3,819)	—	(3,819)
Preferred stock dividends	—	—	—	—	—	(3,173)	—	(3,173)
Stock issued in lieu of cash compensation (Note 18)	—	—	94,993	—	559	—	—	559
Restricted stock issued (Note 18)	—	—	78,141	—	590	—	—	590
Unrestricted stock issued (Note 18)	—	—	10,854	—	75	—	—	75
Translation adjustment	—	—	—	—	—	—	(1,159)	(1,159)
Balances, March 31, 2013	300,000	$14,900	17,860,266	$1	$89,077	$(32,341)	$781	$72,418
Net loss	—	—	—	—	—	(4,507)	—	(4,507)
Preferred stock dividends	—	—	—	—	—	(3,429)	—	(3,429)
Restricted stock issued (Note 18)	—	—	54,337	—	301	—	—	301
Unrestricted stock issued (Note 18)	—	—	19,256	—	108	—	—	108
Translation adjustment	—	—	—	—	—	—	(4,144)	(4,144)
Balances, March 31, 2014	300,000	$14,900	17,933,859	$1	$89,486	$(40,277)	$(3,363)	$60,747
Net loss	—	—	—	—	—	(9,420)	—	(9,420)
Preferred stock dividends	—	—	—	—	—	(1,168)	—	(1,168)
Restricted stock issued (Note 18)	—	—	103,315	—	610	—	—	610
Unrestricted stock issued (Note 18)	—	—	26,067	—	114	—	—	114
Stock repurchased and extinguished	—	—	(38,373)	—	(143)	(107)	—	(250)
Restricted Stock Unit (RSU)	—	—	10,559	—	63	—	—	63
Translation adjustment	—	—	—	—	—	—	(4,449)	(4,449)
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s)

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,420)	$(4,507)	$(3,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of drydock costs	21,635	20,284	18,870
Amortization of intangibles and deferred financing costs	2,503	1,847	2,124
Deferred income taxes	417	4,706	(359)
Gain on interest rate swap contracts	—	—	(1,087)
Loss on extinguishment of debt	2,298	1,267	3,339
Loss on leasehold improvements written off in lease termination	1,489	—	—
Equity compensation granted	787	409	1,224
Unrealized foreign exchange loss	4,512	—	—
Deferred drydock costs paid	(2,331)	(3,700)	(3,782)
Changes in operating assets and liabilities:
Accounts receivable	(135)	2,857	(143)
Prepaid expenses and other current assets	1,387	498	(1,332)
Accounts payable and accrued liabilities	3,246	(12,942)	5,258
Other assets and liabilities, net	803	320	489
Income taxes payable (net)	(95)	117	(189)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,096	11,156	20,593
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(23,839)	(9,480)	(39,091)
Purchase of vessel	—	(7,635)	—
NET CASH USED IN INVESTING ACTIVITIES	(23,839)	(17,115)	(39,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(499)	(463)	(431)
Proceeds from long-term debt	101,444	177,500	15,298
Shares repurchased and extinguished	(250)	—	—
Long-term debt repayment	(98,826)	(139,369)	(4,614)
Debt financing cost	(2,994)	(6,807)	(2,207)
Proceeds from bank indebtedness	19,767	21,724	24,270
Repayment of bank indebtedness	(19,538)	(27,413)	(18,275)
Payment of preferred stock dividend	(581)	(16,885)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,477)	8,287	14,041
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(1,084)	(574)	(258)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	696	1,754	(4,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,602	848	5,563
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,298	$2,602	$848
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$10,964	$8,832	$10,010
Unpaid purchases of property and equipment	$8,720	$9,081	$4,931
Unpaid purchases of deferred drydock cost	$554	$646	$2,196
Payment of income taxes	$100	$—	$34

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

On February 4, 2011, Black Creek Shipping Company, Inc. (“Black Creek”), an indirect wholly-owned subsidiary of the Company, and Black Creek Shipping Holding Company, Inc. (“Black Creek Holdings”), a wholly-owned subsidiary of the Company and the parent corporation of Black Creek, were incorporated to acquire certain assets.

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings and Black Creek Holdings, wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing, Lower Lakes Transportation and Grand River , each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek , which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair and Lower Lakes (17), each of which is a wholly-owned subsidiary of Lower Lakes Towing.

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

Revenue and operating expenses recognition

The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis based on origin-destination and cargo carried. Voyage revenue is recognized ratably over the duration of a voyage, which average from 2 to 3 days, based on the relative transit time in each reporting period when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties.  Fuel surcharges are recognized ratably over the duration of the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are less than 5% of total revenue.

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

Fuel and lubricant inventories

Raw materials, fuel and certain operating supplies are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Operating supplies are stated at actual cost or average cost.

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

Impairment of fixed assets and finite-lived intangible assets

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) or group of asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2015, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the twelve month period ended March 31, 2015.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February, and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining useful life of the upgrade or asset repaired, or the remaining lease term.

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

An examination by the U.S. federal taxing authority for the fiscal year ended March 31, 2012 was completed in 2014, with no adjustments warranted. Lower Lakes was examined by the Canadian taxing authority for the tax years 2009 and 2010 and such examination was completed in 2013.  This audit did not result in any material adjustments for such periods. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

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

Advertising costs

The Company expenses all advertising costs as incurred. These costs are included in general and administrative expenses and were insignificant during the periods presented.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Benefit plans

The Company contributes to employee Registered Retirement Savings Plans in Canada and 401(k) plans in the United States, both of which are defined contribution plans. Contributions are expensed as operating expenses when incurred. The Company made contributions of $1,581 in 2015, $1,569 in 2014 and $1,533 in 2013.

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Financial instruments

The Company accounts for its foreign currency hedge contract on its subordinated debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the contracts are recorded in earnings and the fair value of settlement costs to terminate the contract is included in current assets or current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are presented in Note 22.

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB")issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS (continued)

Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provide guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management's evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $0 as of March 31, 2015 and $58 as of March 31, 2014. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2015	March 31, 2014
Prepaid insurance	$160	$565
Fuel and lubricant inventories	4,018	4,351
Deposits and other prepaids	1,779	2,428
	$5,957	$7,344

6.	INCOME TAXES

Income (loss) before income taxes was derived from the following sources:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
United States	$(8,672)	$(5,601)	$(4,515)
Foreign	(324)	5,917	203
	$(8,996)	$316	$(4,312)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.    INCOME TAXES (continued)

The components of the provision (recovery) for income taxes are as follows:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Current:
Federal	$—	$—	$(21)
State and local	7	17	(113)
Foreign	—	100	—
Deferred:
Federal	—	2,898	(947)
State and local	(172)	85	84
Foreign	589	1,723	504
	$424	$4,823	$(493)

The total provision (recovery) for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income (loss) before provision for income taxes as follows:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes	1.8%	30.5%	(0.2)%
Foreign income taxes	(0.8)%	(155.1)%	0.1%
Imputed interest income	(3.9)%	183.0%	(11.5)%
Federal Valuation Allowance	(29.1)%	1,318.2%	—%
Foreign Permanent Items/Other	(6.7)%	115.7%	(5.3)%
Foreign Statutory Rate Change	—%	—%	(5.7)%
Effective income tax rate	(4.7)%	1,526.3%	11.4%

The primary reasons that the effective income tax rate for fiscal 2015 is lower than the statutory U.S. federal tax rate is due to the change in U.S. federal, state and foreign valuation allowances.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.    INCOME TAXES (continued)

The significant components of current deferred tax assets and liabilities are as follows:

	March 31, 2015	March 31, 2014
Assets:
Accrued liabilities not yet deductible for tax	$4	$159
Deferred foreign exchange gain	787	101
Other	—	13
	791	273
Valuation allowance	(313)	(37)
Total current deferred tax assets	478	236
Liability:
Deferred foreign exchange gain	—	—
Other	(131)	(150)
Total current deferred tax liabilities	(131)	(150)
Net current deferred tax assets (liabilities)	$347	$86

The Company has net current deferred assets of $2 ($121 as of March 31, 2014) in United States federal and state jurisdictions and net current deferred tax assets of $345 (deferred tax liabilities of $35 as of March 31, 2014) in Canadian jurisdictions.

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2015	March 31, 2014
Long-term deferred tax assets
Operating loss carry forwards	$23,669	$20,807
Other	949	585
	24,618	21,392
Valuation allowance	(8,328)	(4,126)
Net long-term deferred tax assets	$16,290	$17,266
Long-term deferred tax liabilities
Separately identifiable intangibles	$(492)	$(585)
Depreciation and dry dock expenses	(21,256)	(21,614)
Other	(149)	(201)
Total long-term deferred tax liabilities	$(21,897)	$(22,400)
Net long-term deferred tax liabilities	$(5,607)	$(5,134)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.    INCOME TAXES (continued)

The Company has net long term deferred tax liabilities of $349 ($638 as of March 31, 2014) in the United States Federal and State jurisdictions and net long term deferred tax liabilities of $5,258 ($4,496 as of March 31, 2014) in Canadian jurisdictions. The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

The Company determined at March 31, 2014 that its U.S. federal net deferred tax assets, including net operating loss carry-forwards, would not fully be utilized due to a cumulative break-even position over the prior three fiscal years, coupled with anticipated cumulative three year losses in the near future. As such, the Company recorded a full valuation allowance against the net U.S. Federal deferred tax assets and increased the valuation allowance by $4,156 during the year ended March 31, 2014.

The Company's position remains unchanged at March 31, 2015 as it relates to the U.S. federal net deferred tax assets, thus a full valuation allowance against the net U.S. Federal net deferred tax assets continues in existence, resulting in an increase of the valuation allowance by $2,614 during the year ended March 31, 2015.

The Company determined at March 31, 2014 that the Canadian deferred income tax assets relating to capital or non-capital losses on Lower Lakes Towing would be realized based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities. The Company also determined that the Canadian deferred income tax assets on Lower Lakes Ship Repair would not be realized based on uncertainty of future income. As such, a full valuation allowance was recorded against Lower Lakes Ship Repair’s deferred tax assets and continues in existence, increasing valuation allowance by $9 during the year ended March 31, 2014.

The Company determined at March 31, 2015 that the Canadian deferred income tax asset relating to non-capital losses on Lower Lakes Towing would be realized based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities. The Company determined that the deferred income tax assets relating to capital losses and unrealized foreign exchange losses in Lower Lakes Towing would not be realized. As such, a full valuation allowance was recorded against capital losses and unrealized foreign exchange losses in Lower Lakes Towing. The Company also determined that the Canadian deferred income tax assets on Lower Lakes Ship Repair would not be realized based on the uncertainty of future income. As such, a full valuation allowance was recorded against Lower Lakes Ship Repair's deferred tax assets.

For state tax purposes, the Company is in a small net deferred tax liability position of $104 before the consideration of the valuation allowance at March 31, 2015. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carryforward. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of March 31, 2015.

At March 31, 2015, the Company had unused U.S. federal net operating loss carry-forwards totaling $56,402 that expire between fiscal 2020 and 2035, of which a small portion is subject to Internal Revenue Code section 382 annual limitations. At March 31, 2015, the Company also had unused Canadian net operating loss carry-forwards totaling CDN $13,933 that expire between fiscal 2026 and 2033.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	March 31, 2015	March 31, 2014
Cost
Vessels	$279,785	$274,919
Leasehold improvements	102	3,834
Furniture and equipment	563	534
Vehicles	16	19
Computer, communication equipment and purchased software	2,901	2,937
	$283,367	$282,243
Accumulated depreciation
Vessels	$74,794	$62,694
Leasehold improvements	78	1,953
Furniture and equipment	283	249
Vehicles	13	13
Computer, communication equipment and purchased software	1,923	1,847
	77,091	66,756
	$206,276	$215,487

Depreciable assets as at March 31, 2015 included $14,658 ($7,635 as at March 31, 2014) related to a recently acquired vessel that had not been placed into service as of March 31, 2015 and March 31, 2014. Depreciation on this asset will commence after the vessel is converted to a self-unloading dry-bulk vessel and is available for commercial sailing. Property and equipment as of March 31, 2015 include capitalized interest of $734.

8.	OTHER ASSETS

Other assets includes certain customer contract related expenditures, which are amortized over a five year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	March 31, 2015	March 31, 2014
Customer contract costs	$533	$850
Prepaid expenses and other assets	5,993	7,224
Total	$6,526	$8,074

Current portion	5,957	7,344

Other long term assets	$569	$730

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	March 31, 2015	March 31, 2014
Drydock expenditures	$16,607	$15,635
Accumulated amortization	(9,017)	(6,314)
	$7,590	$9,321

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2013	$10,895
Drydock costs accrued and incurred	2,150
Amortization of drydock costs	(3,290)
Foreign currency translation adjustment	(434)
Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	2,239
Amortization of drydock costs	(3,343)
Foreign currency translation adjustment	(627)
Balance as of March 31, 2015	$7,590

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	March 31, 2015	March 31, 2014
Intangible assets:
Deferred financing costs	$6,787	$7,331
Trademarks and trade names	866	951
Customer relationships and contracts	15,378	16,884
Total identifiable intangibles	$23,031	$25,166
Accumulated amortization:
Deferred financing costs	$686	$75
Trademarks and trade names	785	768
Customer relationships and contracts	8,355	8,090
Total accumulated amortization	9,826	8,933
Net intangible assets	$13,205	$16,233
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

March 31, 2016	$2,377
March 31, 2017	2,282
March 31, 2018	2,282
March 31, 2019	2,282
March 31, 2020	2,134
$11,357

11.	VESSEL ACQUISITIONS

On March 11, 2014, Lower Lakes Towing entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS (the "Seller"), pursuant to which Lower Lakes Towing purchased the LALANDIA SWAN from the Seller for a purchase price of $7,000. Lower Lakes Towing subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated debt described in Note 15.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	BANK INDEBTEDNESS

As explained in Note 14, the outstanding amount under operating lines of credit under the Fourth Amended and Restated Credit Agreement as of March 27, 2015 were paid out of the proceeds of the Credit Agreement, as defined therein.

As discussed in detail in Note 14, on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair and Lower Lakes (17), and the Company as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amended and restated the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) entered into on August 30, 2012, as the same was amended from time to time.

As of March 31, 2014, the Company had authorized operating lines of credit under the Fourth Amended and Restated Credit Agreement of CDN $17,500 and US $17,500, was utilizing CDN $Nil as of March 31, 2014, was utilizing US $Nil as of March 31, 2014, and maintained letters of credit of CDN $100 as of March 31, 2014.

The Fourth Amended and Restated Credit Agreement provided that the line of credit bears interest, at the borrowers' option, at Canadian Prime Rate plus 3.00% or Canadian BA rate plus 4.00% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.00% or LIBOR plus 4.00% on U.S. Dollar borrowings, compared to the Third Amended and Restated Credit Agreement, which bore interest at the Canadian Prime Rate plus 3.75% or Canadian BA rate plus 4.75% on Canadian Dollar borrowings, and the U.S. Base rate plus 3.75% or LIBOR plus 4.75% on U.S. Dollar borrowings. The Fourth Amended and Restated Credit Agreement was subject to the terms and conditions described in Note 14. Available collateral for borrowings and letters of credit were based on eligible accounts receivable, which were limited to 85% of those receivables that are not over 90 days old, not in excess of 20%-30% per customer in each line and certain other standard limitations.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2015	March 31, 2014
Deferred financing and other transaction costs	$396	$560
Payroll compensation and benefits	1,575	957
Preferred stock dividends	587	—
Professional fees	340	386
Interest	1,771	767
Winter work, deferred drydock expenditures and capital expenditures	1,293	3,961
Capital and franchise taxes	30	36
Other	1,636	1,289
	$7,628	$7,956

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		March 31, 2015	March 31, 2014
a)	Canadian term loan bearing interest at Canadian Prime rate plus 3.00% at March 31, 2014 or Canadian BA rate plus 4.00% at March 31, 2014 at the Company’s option then. The loan was repayable until April 1, 2019 with quarterly payments of CDN $137 commenced September 1, 2014 and the balance was due April 1, 2019. The Canadian term loan was repaid on March 27, 2015.	$—	$49,644

b)	U.S. term loan bearing interest at LIBOR rate plus 4.00% at March 31, 2014 or U.S. base rate plus 3.00% at March 31, 2014 at the Company’s option then. The loan was repayable until April 1, 2019 with quarterly payments of US $138 commenced September 1, 2014 and the balance was due April 1, 2019. The U.S. Term loan was repaid on March 27, 2015.	—	55,246

c)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at maturity date of September 30, 2019.	44,213	—

d)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at maturity date of September 30, 2019.	57,000	—
		$101,213	$104,890
	Less amounts due within 12 months	—	787
		$101,213	$104,103

The effective interest rates at March 31, 2015 were 3.75% on the Canadian Revolving Facility and 3.03% on the U.S. Revolving Facility. The effective interest rates on the term loans at March 31, 2014 were 5.26% on the Canadian term loan and 4.24% on the U.S. term loan under the Fourth Amended and Restated Credit Agreement.

On March 27, 2015, Rand Logistics, Inc. (“Rand”) and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holding, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the Credit Agreement (collectively, the “US Guarantors”). Lower Lakes Towing (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the Credit Agreement and are direct or indirect wholly-owned subsidiaries of Rand (collectively, the “Canadian Guarantors”; and together with the US Guarantors, the “Guarantors”). The proceeds of the Credit Agreement were used to extinguish certain indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

The obligations are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Borrowers and the Guarantors, including a pledge of all or a portion of the equity interests of the Borrowers and the Guarantors. The security interests are evidenced by pledge, security and guaranty agreements and other related agreements, including certain fleet mortgages.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

The credit facilities (the “Credit Facilities”) under the Credit Agreement consist of:
•A revolving credit facility under which Lower Lakes may borrow up to US $80,000 (CDN or USD currency to be selected by Lower Lakes) with a final maturity date of September 30, 2019 (the “Canadian Revolving
Facility”);
•A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90,000 with a final maturity date of September 30, 2019 (the “U.S. Revolving Facility”);
•A swing line facility under which Lower Lakes may borrow lesser of up to CDN $8,000 and the CDN maximum borrowing availability less the outstanding balance of the CDN revolving line at such time, with a final maturity date of September 30, 2019 (the “Canadian Swing Line Facility”); and
•A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow lesser of up to USD $9,000 and the maximum borrowing availability less the outstanding balance of the U.S. revolving line at such time, with a final maturity date of September 30, 2019 (the “U.S. Swing Line Facility”).

Borrowings under the Credit Facilities will bear interest, in each case plus an applicable margin, as follows:
•Canadian Revolving Facility: if funded in Canadian Dollars, the BA Rate (as defined in the Credit Agreement)
or, at the borrower’s option, the Canadian Prime Rate (as defined in the Credit Agreement) and if funded in U.S. Dollars, the Canadian Base Rate (as defined in the Credit Agreement) or, at the borrower’s option, the LIBOR Rate (as defined in the Credit Agreement);
•U.S. Revolving Facility: the US Base Rate (as defined in the Credit Agreement) or, at the borrower’s option, the LIBOR Rate;
•Canadian Swing Line Facility: the Canadian Prime Rate or, at the borrower’s option, the Canadian Base Rate;
and
•U.S. Swing Line Facility: the US Base Rate.

The applicable margin to the BA Rate, Canadian Prime Rate, Canadian Base Rate, US Base Rate and the LIBOR Rate is subject to specified changes depending on the Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement). The Borrowers will also pay a monthly commitment fee at an annual rate of 0.25% on the undrawn committed amount available under the Canadian Revolving Facility and the U.S. Revolving Facility (the “Revolving Facilities”), which rate shall increase to 0.375% in the event the undrawn committed amount is greater than or equal to 50% of the aggregate committed amount under the Revolving Facilities.

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of March 31, 2015.

The Credit Agreement contains certain negative covenants, including those limiting the Guarantors’, the Borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Agreement requires the Borrowers to maintain certain financial ratios. The Credit Agreement also contains affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Credit Facilities. As of March 31, 2015, the Company was in compliance with the covenants contained in the Credit Agreement.

As of March 31, 2015, the Company had credit availability of USD $40,537 on the credit facilities based on eligible receivables and vessel collateral value.

As a result of the execution of the Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $2,331 during the fiscal year ended March 31, 2015, that consisted of the write-off of unamortized deferred financing costs in connection with the previously existing first lien financing arrangement.

14.    LONG-TERM DEBT (continued)

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amended and restated the existing Third Amended and Restated Credit Agreement to which the borrowers are a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidated the existing U.S. term loans into a single term loan, (iii) provided for certain new loans and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing may borrow up to CDN $17,500 with a seasonal overadvance facility of the lesser of US $17,000 or CDN $17,500 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation may borrow up to US $17,500 with a seasonal overadvance facility of US $17,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $50 subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of CDN $54,882 as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”) and (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $55,246 as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings was repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings will be repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014, and (iii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan bore interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum, or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

Obligations under the Fourth Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek and Lower Lakes Towing, and a pledge of 65% of the outstanding capital stock of Lower Lakes Towing, (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek, (iv) a pledge by Lower Lakes Towing of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Fourth Amended and Restated Credit Agreement was unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Fourth Amended and Restated Credit Agreement, the borrowers were required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeds the sum of 85% of the orderly liquidation value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom and (iii) in an amount

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

The Fourth Amended and Restated Credit Agreement contained certain covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Fourth Amended and Restated Credit Agreement required the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could have resulted in the loans under the Fourth Amended and Restated Credit Agreement being accelerated.

As a result of the execution of the Fourth Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $1,267 during the fiscal year ended March 31, 2014 that consisted of the write-off of the unamortized deferred financing costs in connection with the previously existing financing arrangement.
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

As a result of the execution of the Third Amended and Restated Credit Agreement discussed above, the Company recognized a loss on extinguishment of debt of $3,339 during the fiscal year ended March 31, 2013, that consisted of the write off of unamortized deferred financing costs in connection with the previously existing financing arrangements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		March 31, 2015	March 31, 2014
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$34,200	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		$72,500	$72,500

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500.

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

Obligations under the Term Loan Credit Agreement are secured by the first-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Term Loan Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Term Loan Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions). The Term Loan Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Term Loan Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Term Loan Credit Agreement being accelerated. The obligations of the borrowers and the liens of the lenders under the Term Loan Credit Agreement are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT (continued)

On April 11, 2014, Rand and certain of its subsidiaries entered into a First Amendment (the "First Amendment") to the Term Loan Credit Agreement. The First Amendment extended the due date of certain post-closing deliverables. In connection with the Credit Agreement described above, on March 27, 2015 Rand and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Term Loan Credit Agreement (as amended, the “Amended Second Lien Credit Agreement”). The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof.
As of March 31, 2015, the Company was in compliance with covenants contained in the Amended Second Lien Credit Agreement.

Intercreditor Agreement

Also on March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek, Lower Lakes Ship Repair, Rand, Rand LL Holdings, Rand Finance, Black Creek Holdings and Lower Lakes (17) (collectively, the “Credit Parties”), General Electric Capital Corporation, as agent for the lenders under the Fourth Amended and Restated Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Term Loan Credit Agreement (the “Second Lien Lenders”), entered into an Intercreditor Agreement (the “GE Intercreditor Agreement”), pursuant to which the Second Lien Lenders agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and further agreed to subordinate their liens on the assets of the Credit Parties to the liens granted in favor of the First Lien Lenders. Absent the occurrence of an Event of Default under the Fourth Amended and Restated Credit Agreement, the Second Lien Lenders were permitted to receive regularly scheduled principal and interest payments under the Term Loan Credit Agreement.

In connection with the Credit Agreement and Amended Second Lien Credit Agreement described above, on March 27, 2015 Rand and certain of its subsidiaries (collectively, the "New Credit Parties") entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the Credit Agreement (the “New First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Amended Second Lien Credit Agreement (the “New Second Lien Lenders”).

Under the Intercreditor Agreement the New Second Lien Lenders have agreed to subordinate the obligations of the New Credit Parties to them to the repayment of the obligations of the New Credit Parties to the New First Lien Lenders and have further agreed to subordinate their liens on the assets of the New Credit Parties to the liens granted in favor of the New First Lien Lenders.  Absent the occurrence of an Event of Default under the Credit Agreement, the New Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Amended Second Lien Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of March 31, 2015. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013

Operating leases	$592	$562	$459
Operating sublease	163	159	155
	$755	$721	$614

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

March 31, 2016	$512
March 31, 2017	399
March 31, 2018	340
March 31, 2019	274
March 31, 2020	231
Thereafter	231
$1,987

The Company was a party to a bareboat charter agreement for the McKee Sons barge that was to expire in December 2018.  The chartering cost included in vessel operating expenses was $Nil for the twelve month period ended March 31, 2015 ($760 for the twelve month period ended March 31, 2014). This bareboat charter agreement was amended on February 22, 2008 to provide a lease payment deferment in return for leasehold improvements. The bareboat charter agreement contained a clause whereby annual payments escalated at the Consumer Price Index, capped at a maximum annual increase of 3%. On December 22, 2014, the Company terminated this bareboat charter agreement. The costs associated with such termination, including write-off of net book value of leasehold improvements and vessel delivery cost, were $2,660.

As of March 31, 2015, the Company had signed contractual commitments with several suppliers totaling $19,707 ($1,801 as of March 31, 2014) in connection with capital expenditures and shipyard projects due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2015 an accrual of $247 ($138 as of March 31, 2014) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims.

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

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. On March 3, 2006, the Company issued 300,000 shares of series A convertible preferred stock. The shares of the Company's series A preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each series A preferred share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company.

The accrued preferred stock dividends payable at March 31, 2015 were $587 and at March 31, 2014 were $Nil. As of March 31, 2015 and March 31, 2014, the effective dividend rate of the preferred stock was 7.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2015, a total of 429,634 shares (589,066 shares at March 31, 2014) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	March 31, 2015	March 31, 2014	March 31, 2013
Oct 13, 2009	1	39,660	3.17	Employment Agreement	—	26	26
				20% in each of five fiscal years ending March 31, 2014.
Feb 24, 2010	2	76,691	4.34	Restricted Share Award Agreement	—	—	93
				Three years in equal installments on each anniversary date.
Apr 5, 2010	4	37,133	5.32	Restricted Share Award Agreement	—	—	66
				Three years in equal installments on each anniversary date.
Apr 8, 2011	6	86,217	7.94	Restricted Share Award Agreement	—	225	226
				Three years in equal installments on each anniversary date.
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	132	132	132
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	82	95	8
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	102	83	—
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	163	—	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through March 31, 2015 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the twelve month period ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2015 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at March 31, 2015, had a remaining weighted average contractual life of approximately three years.  The Company recorded compensation expenses related to such stock options of $Nil for twelve month periods ended March 31, 2015 and March 31, 2014. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2015. None of the outstanding stock options were in-the money as of March 31, 2015 or March 31, 2014.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through March 31, 2015.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the twelve month periods ended March 31, 2015 and 2014.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $63 for the twelve month period ended March 31, 2015 and $0 for the twelve month period ended March 31, 2014. On the first vesting date of March 31, 2015, 10,559 shares were issued.

Stock Options:	March 31, 2015		March 31, 2014
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	479,785	$5.66	479,785	$5.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—		—
Expired	—		—
Outstanding-end of year	479,785	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):	March 31, 2015	March 31, 2014	March 31, 2013

Weighted average grant date fair value of options granted during year	—	—	—
Compensation expense	—	—	—
Unrecognized compensation cost at March 31	—	—	—
Weighted average remaining life for unrecognized compensation	0	0	0

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock:		March 31, 2015		March 31, 2014
Date Issued		Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
	Unvested beginning of the year	129,772	$6.47	155,929	$6.80
July 23, 2014	Granted	103,315	5.90	—	—
Jun 5, 2013	Granted	—	—	54,337	5.55
Feb 22, 2013	Granted	—	—	—	—
Apr 11, 2012	Granted	—	—	—	—
Oct 13, 2009	Vested	—	—	(7,932)	3.17
Feb 24, 2010	Vested	—	—	—	—
Apr 5, 2010	Vested	—	—	(12,377)	5.32
Apr 8, 2011	Vested	(28,739)	7.94	(28,740)	7.94
Apr 11, 2012	Vested	(15,252)	8.68	(15,251)	8.68
Feb 22, 2013	Vested	(16,193)	5.96	(16,194)	5.96
June 5, 2013	Vested	(18,113)	5.55	—	—
	Cancelled	—	—	—	—
	Unvested - end of the year	154,790	$6.22	129,772	$6.47

	Other data (In thousands):		March 31, 2015		March 31, 2014
	Compensation expense		$478		$561
	Unrecognized compensation cost March 31		532		468
	Weighted average remaining life for unrecognized compensation		1.5 years		1.3 years

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Bank indebtedness	$544	$748	$839
Amortization of deferred financing costs	1,305	584	814
Long-term debt-senior	4,840	7,444	7,719
Long-term debt-subordinated	7,942	454	—
Interest rate swaps	—	—	1,104
Interest rate caps	10	8	65
Deferred payment liability	100	135	168
Interest capitalized	(734)	—	(538)
	$14,007	$9,373	$10,171

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013

Revenue by country:
Canada	$87,261	$91,109	$92,813
United States	65,699	64,695	63,825
	$152,960	$155,804	$156,638

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2015	March 31, 2014
Property and equipment, net by country:
Canada	$92,436	$99,050
United States	113,840	116,437
	$206,276	$215,487
Intangible assets, net by country:
Canada	$7,457	$9,666
United States	5,748	6,567
	$13,205	$16,233
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$122,395	$130,817
United States	127,895	134,189
	$250,290	$265,006

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debts, a deferred payment liability, accrued liabilities and bank indebtedness.  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior and subordinated debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The deferred payment liabilities are valued based on the interest rate of similar debt in the open market.

Fair value guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. A financial asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
In August 2014, the Company entered into rolling foreign currency hedge contracts to mitigate currency fluctuation risk on its subordinated U.S. dollar denominated debt owed by Lower Lakes Towing.
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
The following table provides the fair value of the foreign currency hedge contract measured on a recurring basis as of March 31, 2015 and March 31, 2014:

		Fair value measurements at March 31, 2015			Fair value measurements at March 31, 2014
	Carrying value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contract	$573	$—	$573	$—	$—	$—

The foreign currency hedge contract is measured at fair value using available rates on the similar instruments and is classified within Level 2 of the valuation hierarchy. This contract is accounted for using the mark-to-market accounting method as if the contract were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the twelve month period ended March 31, 2015.

The Company recorded a receivable of $573 as of March 31, 2015 for this foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the twelve month period ended March 31, 2015, the fair value adjustment of the foreign currency hedge contract resulted in a gain of $4,119. This gain is included in the Company’s earnings and the fair value of settlement cost to terminate the contract is included in current assets on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instrument as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2015	Fair Value as at March 31, 2014
Foreign currency hedge contract	Accounts receivable	$573	$—

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (gain) loss -Recognized in earnings	Year ended March 31, 2015	Year ended March 31, 2014
Foreign currency hedge contract	(Gain) loss on foreign exchange	$(4,119)	$—

Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar, and the Canadian dollar.  As discussed above, in August 2014, the Company entered into a rolling foreign currency hedge contract to mitigate currency fluctuation risk on its U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

Interest rate risk

The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its then outstanding term debt on the date of such contracts at a cap of three month Libor at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 62% of first lien loan as of March 31, 2015.

Credit risk

Accounts receivable credit risk is mitigated by the diversification of the Company’s customers among industries and the short shipping season.

Liquidity risk

A tightened credit in financial markets or an economic downturn in certain of our markets may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  A tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii) negatively impact the Company’s ability to collect accounts receivable on a timely basis and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.  Excluding vessel acquisitions or major vessel conversion contracts, the Company makes seasonal net incremental borrowings under its Credit Agreement during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. Such borrowings are then reduced during the second half of each fiscal year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	EARNINGS PER SHARE

The Company had a total of 18,035,427 shares of common stock issued and outstanding as of March 31, 2015, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,325,074 shares for the twelve month period ended March  31, 2015, 20,217,804 for the twelve month period ended March 31, 2014 and 20,172,616 for the twelve month period ended March 31, 2013. Since the calculation for twelve month periods ended March 31, 2015, March 31, 2014 and March 31, 2013 are anti-dilutive, the basic and fully diluted weighted average shares outstanding are 17,847,939, 17,912,647 and 17,740,372, respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013
Numerator:
Net income before preferred dividends	$(9,420)	$(4,507)	$(3,819)
Preferred stock dividends	(1,168)	(3,429)	(3,173)
Net income applicable to common stockholders	$(10,588)	$(7,936)	$(6,992)
Denominator:
Weighted average common shares for basic EPS	17,847,939	17,912,647	17,740,372
Effect of dilutive securities:
Average price during period	5.15	5.62	7.26
Long term incentive stock option plan	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	—	374,228
Dilutive shares due to options	—	—	105,557
Restricted Stock Units (RSU)	22,858	—	—
Average exercise price of RSU	5.99	—	—
Shares that could be acquired with the proceeds of RSU	—	—	—
Dilutive shares due to RSU	—	—	—
Incremental shares due to unvested restricted shares	57,780	25,734	61,806
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	17,847,939	17,912,647	17,740,372
Basic EPS	$(0.59)	$(0.44)	$(0.39)
Diluted EPS	$(0.59)	$(0.44)	$(0.39)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

24.	RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by an affiliate of our Executive Vice Chairman. The related party has agreed that they will make such office space, as well as certain office services, available to the Company as may be required by the Company from time to time. The Company agreed to pay the affiliate $13 per month, such that total lease expense paid to such affiliate was $163 in the fiscal year ended March 31, 2015, $159 in the fiscal year ended March 31, 2014 and $155 in the fiscal year ended March 31, 2013.   The Company reimbursed two affiliates for certain out of pocket costs of $68 in 2015, $75 in 2014 and $57 in 2013 for office expenses and other services. The consolidated statements of operations for the fiscal years ended March 31, 2015, 2014 and 2013 include $231, $240 and $212 respectively, related to such transactions.

25. ECONOMIC DEPENDENCE

The Company had one customer in the fiscal year ended March 31, 2015, two customers in the fiscal year ended March 31, 2014 and one customer in the fiscal year ended March 31, 2013, in excess of 10% of revenue. Customers in excess of 10% of revenues accounted for a total of 15.3% of net revenue in the fiscal year ended March 31, 2015, 24% of net revenue in the fiscal year ended March 31, 2014 and 12% of net revenue in the fiscal year ended March 31, 2013.

26. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Comprehensive (loss) income is reflected in the Consolidated Statement of Stockholder's equity and Other Comprehensive (Loss) Income. The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive (loss) income consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive (loss) income and accumulated other comprehensive income are the effects of foreign currency translation adjustments loss of $4,449 in the fiscal year ended March 31, 2015, loss of $4,144 in the fiscal year ended March 31, 2014 and loss of $1,159 in fiscal year ended March 31, 2013.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

27. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended March 31, 2015:

	Three Months Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total Revenue	$43,309	$54,270	$49,065	$6,316
Operating Income	6,157	10,246	6,357	(15,436)
Net income (loss)applicable to common stockholders	1,768	5,546	3,969	(21,871)
Net income (loss) per share – basic	$0.10	$0.31	$0.22	$(1.22)
Net income (loss) per share – diluted	$0.10	$0.29	$0.21	$(1.22)

	Three Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total Revenue	$48,401	$50,541	$49,899	$6,963
Operating Income	6,492	10,200	7,674	(13,417)
Net income (loss) applicable to common stockholders	1,724	336	775	(10,771)
Net income (loss) per share – basic and diluted	$0.10	$0.02	$0.04	$(0.60)