Form 10-Q
period 2015-06-30
Rand Logistics, Inc.
filed 2015-08-07
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

18,045,703 shares of Common Stock, par value $.0001, were outstanding at August 6, 2015.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30, 2015	March 31, 2015
ASSETS
CURRENT
Cash and cash equivalents	$1,761	$3,298
Accounts receivable, net (Note 4)	19,045	2,764
Income taxes receivable	92	91
Prepaid expenses and other current assets (Notes 5 and 8)	8,068	5,957
Deferred income taxes (Note 6)	352	347
Total current assets	29,318	12,457
PROPERTY AND EQUIPMENT, NET (Note 7)	221,754	206,276
OTHER ASSETS (Note 8)	287	569
DEFERRED DRYDOCK COSTS, NET (Note 9)	7,748	7,590
INTANGIBLE ASSETS, NET (Note 10)	12,707	13,205
GOODWILL (Note 10)	10,193	10,193
Total assets	$282,007	$250,290
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	15,671	15,350
Accrued liabilities (Note 13)	20,018	7,628
Other current liability	168	166
Current portion of deferred payment liability	546	536
Total current liabilities	36,403	23,680
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	423	564
LONG-TERM DEBT (Note 14)	117,410	101,213
SUBORDINATED DEBT (Note 15)	72,500	72,500
OTHER LIABILITIES	486	479
DEFERRED INCOME TAXES (Note 6)	5,856	5,607
Total liabilities	233,078	204,043
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value Authorized 50,000,000 shares, Issuable and outstanding 18,045,703 shares at June 30, 2015 and 18,035,427 shares at March 31, 2015 (Note 18)	1	1
Additional paid-in capital	90,176	90,130
Accumulated deficit	(48,362)	(50,972)
Accumulated other comprehensive loss	(7,786)	(7,812)
Total stockholders’ equity	48,929	46,247
Total liabilities and stockholders’ equity	$282,007	$250,290

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2015	Three months ended June 30, 2014
REVENUE
Freight and related revenue	$38,968	$36,613
Fuel and other surcharges	3,964	6,696
Outside voyage charter revenue	1,895	—
TOTAL REVENUE	44,827	43,309
EXPENSES
Outside voyage charter fees (Note 19)	1,841	—
Vessel operating expenses	26,556	28,027
Repairs and maintenance	840	1,182
General and administrative	3,300	2,900
Depreciation	4,707	4,677
Amortization of drydock costs	882	856
Amortization of intangibles	284	308
Loss (gain) on foreign exchange, net	291	(798)
	38,701	37,152
OPERATING INCOME	6,126	6,157
OTHER (INCOME) AND EXPENSES
Interest expense (Note 20)	3,019	3,757
Interest income	(4)	(2)
	3,015	3,755
INCOME BEFORE INCOME TAXES	3,111	2,402
PROVISION FOR INCOME TAXES (Note 6)
Deferred	180	343
	180	343
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,931	2,059
PREFERRED STOCK DIVIDENDS	321	291
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,610	$1,768
Net income per share basic (Note 23)	$0.15	$0.10
Net income per share diluted (Note 23)	0.14	0.10
Weighted average shares basic	17,900,621	17,849,416
Weighted average shares diluted	20,319,976	20,313,619

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2015	Three months ended June 30, 2014

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,931	2,059
Other comprehensive income (loss):
Change in foreign currency translation adjustment	26	1,402
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,957	3,461

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2014	300,000	$14,900	17,933,859	$1	$89,486	$(40,277)	$(3,363)	$60,747
Net loss	—	—	—	—	—	(9,420)	—	(9,420)
Preferred stock dividends	—	—	—	—	—	(1,168)	—	(1,168)
Restricted stock issued (Note 18)	—	—	103,315	—	610	—	—	610
Unrestricted stock issued (Note 18)	—	—	26,067	—	114	—	—	114
Stock repurchased and extinguished			(38,373)		(143)	(107)	—	(250)
Restricted stock units granted			10,559		63	—	—	63
Translation adjustment	—	—	—	—	—	—	(4,449)	(4,449)
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net income	—	—	—	—	—	2,931	—	2,931
Preferred stock dividends	—	—	—	—	—	(321)	—	(321)
Unrestricted stock issued (Note 18)	—	—	10,276	—	34	—	—	34
Restricted stock units granted	—	—	—	—	12	—	—	12
Translation adjustment	—	—	—	—	—	—	26	26
Balances, June 30, 2015	300,000	$14,900	18,045,703	$1	$90,176	$(48,362)	$(7,786)	$48,929

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2015	Three months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,931	$2,059
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of drydock costs	5,589	5,533
Amortization of intangibles and deferred financing costs	607	641
Deferred income taxes	180	343
Equity compensation granted	46	28
Unrealized foreign exchange loss	(476)	(1,368)
Deferred drydock costs paid	(865)	(1,961)
Changes in operating assets and liabilities:
Accounts receivable	(16,281)	(16,767)
Prepaid expenses and other current assets	(2,111)	(1,778)
Accounts payable and accrued liabilities	4,797	11,222
Other assets and liabilities, net	291	128
Income taxes payable (net)	(1)	3
NET CASH USED IN OPERATING ACTIVITIES	(5,293)	(1,917)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,188)	(12,001)
NET CASH USED IN INVESTING ACTIVITIES	(11,188)	(12,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(130)	(121)
Proceeds from long-term debt	20,074	—
Long-term debt repayment	(4,500)	—
Debt financing cost	(240)	(236)
Proceeds from bank indebtedness	—	19,767
Repayment of bank indebtedness	—	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,204	14,410
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(260)	610
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,537)	1,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,298	2,602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,761	$3,704
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$2,398	$3,353
Unpaid purchases of property and equipment	$16,420	$3,379
Unpaid purchases of deferred drydock costs	$676	$44
Payment of income taxes	$1	$—

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), each of which is a wholly-owned subsidiary of Lower Lakes.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts are derived from audited consolidated financial statements for the fiscal year ended and as at March 31, 2015. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) or group of asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2015, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the three month period ended June 30, 2015.

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Income tax expense (or benefit) for an interim period is based on income taxes computed for ordinary income or loss and income taxes computed for items or events that are not part of ordinary income or loss. At the end of each interim period, the Company applies an estimate of the effective tax rate expected to be applicable for the full fiscal year to the year-to-date ordinary income (or loss) at the end of the interim period.

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay of the effective date of the new standard by one year to annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. We are evaluating the effect, if any, that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

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

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $nil as of June 30, 2015 and $nil as of March 31, 2015. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2015	March 31, 2015
Prepaid insurance	$995	$160
Fuel and lubricant inventories	4,998	4,018
Deposits and other prepaids	2,075	1,779
	$8,068	$5,957

6.	INCOME TAXES

The Company's effective tax rate for the three month period ended June 30, 2015 was a deferred tax expense of 5.8% compared to a deferred tax expense of 14.3% for the three month period ended June 30, 2014. The decrease in effective tax rate was primarily due to the implementation of a state valuation allowance against the U.S. state net deferred tax assets, which are primarily net operating losses. For state tax purposes, the Company is in a small net deferred tax liability position before the consideration of the valuation allowance at June 30, 2015. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carry forwards. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of June 30, 2015.

The effective tax rate for the three month period ended June 30, 2015 was lower than the     statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax benefits as of June 30, 2015. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the three month periods ended June 30, 2015 and June 30, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	June 30, 2015	March 31, 2015
Cost
Vessels	$300,419	$279,785
Leasehold improvements	103	102
Furniture and equipment	579	563
Vehicles	16	16
Computer, communication equipment and purchased software	2,977	2,901
	$304,094	$283,367
Accumulated depreciation
Vessels	$79,934	$74,794
Leasehold improvements	82	78
Furniture and equipment	311	283
Vehicles	13	13
Computer, communication equipment and purchased software	2,000	1,923
	82,340	77,091
	$221,754	$206,276

Depreciable assets as at June 30, 2015 included $30,363 ($14,658 as at March 31, 2015) related to a recently acquired vessel that had not been placed into service as of June 30, 2015 and March 31, 2015. Depreciation on this asset will commence after the vessel is converted to a self-unloading dry-bulk vessel and is available for commercial sailing. Property and equipment as of June 30, 2015 includes capitalized interest during the three month period of $333 ($734 for the fiscal year ended March 31, 2015).

8.	OTHER ASSETS

Other assets include certain customer contract related expenditures, which are amortized over a five year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	June 30, 2015	March 31, 2015
Customer contract costs	$430	$533
Prepaid expenses and other assets	7,925	5,993
Total	$8,355	$6,526

Current portion (Note 5)	8,068	5,957

Other long term assets	$287	$569

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	June 30, 2015	March 31, 2015
Drydock expenditures	$16,555	$16,607
Accumulated amortization	(8,807)	(9,017)
	$7,748	$7,590

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	2,239
Amortization of drydock costs	(3,343)
Foreign currency translation adjustment	(627)
Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	987
Amortization of drydock costs	(882)
Foreign currency translation adjustment	53
Balance as of June 30, 2015	$7,748

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	June 30, 2015	March 31, 2015
Intangible assets:
Deferred financing costs	$6,834	$6,787
Trademarks and trade names	874	866
Customer relationships and contracts	15,523	15,378
Total identifiable intangibles	$23,231	$23,031
Accumulated amortization:
Deferred financing costs	$1,012	$686
Trademarks and trade names	815	785
Customer relationships and contracts	8,697	8,355
Total accumulated amortization	10,524	9,826
Net intangible assets	$12,707	$13,205
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

June 30, 2016	$2,370
June 30, 2017	2,301
June 30, 2018	2,300
June 30, 2019	2,301
June 30, 2020	1,940
$11,212

11.	VESSEL ACQUISITION

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

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2015	March 31, 2015
Deferred financing and other transaction costs	$167	$396
Payroll compensation and benefits	2,100	1,575
Preferred stock dividends	908	587
Professional fees	338	340
Interest	1,735	1,771
Winter work, deferred drydock expenditures and capital expenditures	13,013	1,293
Capital and franchise taxes	28	30
Other	1,729	1,636
	$20,018	$7,628

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		June 30, 2015	March 31, 2015

a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at maturity date of September 30, 2019.	44,836	44,213

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at maturity date of September 30, 2019.	72,574	57,000
		$117,410	$101,213
	Less amounts due within 12 months	—	—
		$117,410	$101,213

The effective interest rates at June 30, 2015 were 3.75% (3.75% at March 31, 2015) on the Canadian Revolving Facility and 2.96% (3.03% at March 31, 2015) on the U.S. Revolving Facility.

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of June 30, 2015.

The Credit Agreement contains certain negative covenants, including those limiting the Guarantors’, the Borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Agreement requires the Borrowers to maintain certain financial ratios. The Credit Agreement also contains affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Credit Facilities. As of June 30, 2015, the Company was in compliance with the covenants contained in the Credit Agreement.

As of June 30, 2015, the Company had credit availability of USD $39,886 on the credit facilities based on eligible receivables and vessel collateral value.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    LONG-TERM DEBT (continued)

On March 11, 2014, Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings Corp. ("Rand LL Holdings"), Rand Finance, Black Creek Shipping Holdings Company, Inc. ("Black Creek Holdings"), Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amended and restated the existing Third Amended and Restated Credit Agreement to which the borrowers were a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidated the existing U.S. term loans into a single term loan, (iii) provided for certain new loans and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes Towing could borrow up to CDN $17,500 with a seasonal overadvance facility of the lesser of US $17,000 or CDN $17,500 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation could borrow up to US $17,500 with a seasonal overadvance facility of US $17,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Towing, and a swing line facility of US $50 subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes Towing was obligated to the lenders in the amount of CDN $54,882 as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”) and (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the lenders in the amount of $55,246 as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

Under the Fourth Amended and Restated Credit Agreement, the revolving credit facilities and swing line loans would expire on April 1, 2019. The outstanding principal amount of the CDN Term Loan borrowings was repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014 and (ii) a final payment in the outstanding principal amount of the CDN Term Loan upon the CDN Term Loan’s maturity on April 1, 2019. The outstanding principal amount of the U.S. Term Loan borrowings would have been repayable as follows: (i) annual payments equal to one percent (1%) of the initial principal amount thereof paid quarterly commencing September 1, 2014, and (iii) a final payment in the outstanding principal amount of the U.S. Term Loan upon the U.S. Term Loan’s maturity on April 1, 2019. Borrowings under the Canadian revolving credit facility, the Canadian swing line facility and the CDN Term Loan bore an interest rate per annum, at the borrowers' option, equal to (i) the Canadian Prime Rate (as defined in the Fourth Amended and Restated Credit Agreement), plus 3.00% per annum or (ii) the BA Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum. Borrowings under the U.S. revolving credit facility, the U.S. swing line facility and the U.S. Term Loan bore interest, at the borrowers’ option, equal to (i) LIBOR (as defined in the Fourth Amended and Restated Credit Agreement) plus 4.00% per annum, or (ii) the U.S. Base Rate (as defined in the Fourth Amended and Restated Credit Agreement) plus 3.00% per annum.

Obligations under the Fourth Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek and Lower Lakes Towing, and a pledge of 65% of the outstanding capital stock of Lower Lakes Towing, (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek, (iv) a pledge by Lower Lakes Towing of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by Rand of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Fourth Amended and Restated Credit Agreement was unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty was secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guaranteed the obligations of the Canadian borrower and each Canadian guarantor guaranteed the obligations of the Canadian borrower. Under the Fourth Amended and Restated Credit Agreement, the borrowers were required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeded the sum of 85% of the orderly liquidation value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom and (iii) in an amount

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		June 30, 2015	March 31, 2015
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$34,200	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		$72,500	$72,500

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500.

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
As of June 30, 2015, the Company was in compliance with covenants contained in the Amended Second Lien Credit Agreement.

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

The Company did not have any leases which met the criteria of a capital lease as of June 30, 2015. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014

Operating leases	$127	$145
Operating sublease	41	40
	$168	$185

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

June 30, 2016	$518
June 30, 2017	424
June 30, 2018	372
June 30, 2019	274
June 30, 2020	204
Thereafter	255
$2,047

As of June 30, 2015, the Company had signed contractual commitments with several suppliers totaling $7,466 ($19,707 as of March 31, 2015) in connection with capital expenditures and shipyard projects due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2015, an accrual of $154 ($247 as of March 31, 2015) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims.

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

The accrued preferred stock dividends payable at June 30, 2015 were $908 and at March 31, 2015 were $587. As of June 30, 2015, the effective dividend rate of the preferred stock was 8.25%. As of March 31, 2015, the effective dividend rate of the preferred stock was 7.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At June 30, 2015, a total of 419,358 shares (429,634 shares at March 31, 2015) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	June 30, 2015	June 30, 2014
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	—	33
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	—	23
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	26	25
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	63	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through June 30, 2015 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For three month period ended June 30, 2015, the Company awarded 10,276 shares for services provided from April 1, 2015 through June 30, 2015. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through June 30, 2015 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at June 30, 2015, had a remaining weighted average contractual life of approximately two years and seven months.  The Company recorded compensation expenses related to such stock options of $Nil for the three month periods ended June 30, 2015 and June 30, 2014. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of June 30, 2015. None of the outstanding stock options were in-the money as of June 30, 2015 or March 31, 2015.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through June 30, 2015.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three month periods ended June 30, 2015 and 2014.

Shares issued in lieu of cash compensation - The Company experienced a decrease in customer demand at the beginning of the 2009 sailing season and in an effort to maximize the Company’s liquidity, the Compensation Committee of the Company’s Board of Directors requested that five of the Company’s executive officers and all of its outside directors receive common stock as compensation in lieu of cash until the Company had better visibility about its outlook. As of November 16, 2009, the Company issued 158,325 shares to such officers and all of its outside directors at the average of the high and low sale prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. Beginning the third quarter of the fiscal year ended March 31, 2010, such executives' and outside directors’ compensation reverted back to cash.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $12 for the three month period ended June 30, 2015 and $0 for the three month period ended June 30, 2014. On the first vesting date of March 31, 2015, 10,559 shares were issued.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Bank indebtedness	$—	$179
Amortization of deferred financing costs	324	333
Long-term debt-senior	1,025	1,254
Long-term debt-subordinated	1,981	1,961
Interest rate caps	2	2
Deferred payment liability	20	28
Interest capitalized	(333)	—
	$3,019	$3,757

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014

Revenue by country:
Canada	$25,140	$24,200
United States	19,687	19,109
	$44,827	$43,309

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2015	March 31, 2015
Property and equipment, net by country:
Canada	$108,150	$92,436
United States	113,604	113,840
	$221,754	$206,276
Intangible assets, net by country:
Canada	$7,216	$7,457
United States	5,491	5,748
	$12,707	$13,205
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$145,717	$122,395
United States	136,290	127,895
	$282,007	$250,290

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
Commencing August 2014, the Company entered into rolling foreign currency hedge contracts of various amounts to mitigate currency fluctuation risk on its subordinated U.S. dollar denominated debt owed by Lower Lakes Towing.
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
The following table provides the fair value of the foreign currency hedge contract measured on a recurring basis as of June 30, 2015 and March 31, 2015:

		Fair value measurements at June 30, 2015			Fair value measurements at March 31, 2015
	Carrying value at June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contract	$425	$—	$425	$573	$—	$573

The foreign currency hedge contract is measured at fair value using available rates on the similar instruments and is classified within Level 2 of the valuation hierarchy. This contract is accounted for using the mark-to-market accounting method as if the contract were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month period ended June 30, 2015.

The Company recorded a receivable of $425 as of June 30, 2015 for this foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the three month period ended June 30, 2015, the fair value adjustment of the foreign currency hedge contract resulted in a loss of $731. This loss is included in the Company’s earnings and the fair value of settlement cost to terminate the contract is included in current assets on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instrument as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at June 30, 2015	Fair Value as at March 31, 2015
Foreign currency hedge contract	Accounts receivable	$425	$573

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of loss (gain) -Recognized in earnings	Three month period ended June 30, 2015	Three month period ended June 30, 2014
Foreign currency hedge contract	Loss (gain) on foreign exchange	$731	$—

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

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its then outstanding term debt on the date of such contracts at a cap of three month Libor at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 53% of first lien loans as of June 30, 2015.

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

The Company had a total of 18,045,703 shares of common stock issued and outstanding as of June 30, 2015, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,319,976 shares for the three month period ended June 30, 2015 and 20,313,619 for the three month period ended June 30, 2014. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended June 30, 2015	Three months ended June 30, 2014
Numerator:
Net income before preferred dividends	$2,931	$2,059
Preferred stock dividends	(321)	(291)
Net income applicable to common stockholders	$2,610	$1,768
Denominator:
Weighted average common shares for basic EPS	17,900,621	17,849,416
Effect of dilutive securities:
Average price during period	3.38	6.24
Long term incentive stock option plan	479,785	479,785
Average exercise price of stock options	5.66	5.66
Shares that could be acquired with the proceeds of options	—	434,990
Dilutive shares due to options	—	44,794
Restricted Stock Units (RSU)	19,491	1,321
Average exercise price of RSU	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	1,267
Dilutive shares due to RSU	19,491	54
Incremental shares due to unvested restricted shares	—	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355
Weighted average common shares for diluted EPS	20,319,976	20,313,619
Basic EPS	$0.15	$0.10
Diluted EPS	$0.14	$0.10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2015. The use of the term "GAAP" herein refers to Generally Accepted Accounting Principles in the United States of America.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Forward-looking statements involve matters that are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Forward-looking statements include, but are not limited to, statements regarding:

•	our future operating or financial results;

•	descriptions of anticipated plans, goals or objectives of our management for operations and services;

•
anticipated financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, strategic alternatives, business strategies, and other similar statements of expectations or objectives;

•	our capital resources and the adequacy thereof, including our ability to obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;

•	our expected capital spending or operating expenses, including drydocking and insurance costs;

•	our ability to remain in compliance with applicable regulations and our debt covenants;

•	changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and

•	assumptions regarding any of the foregoing.

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
We undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list risks under "Risk Factors" set forth in Part I Item 1A of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2015 may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

Overview
Business
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. ("Lower Lakes Towing") with its subsidiary Lower Lakes Transportation Company ("Lower Lakes Transportation") and its affiliate, Grand River Navigation Company, Inc. ("Grand River"). Subsequent to our acquisition of Lower Lakes Towing, Lower Lakes Transportation and Grand River, we have added ten vessels to our fleet through acquisition transactions and we retired three smaller vessels.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to Lower Lakes' business or the business of Lower Lakes mean the combined businesses of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping Company, Inc. ("Black Creek").
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing whose primary asset is the vessel being converted or Great Lakes use at a shipyard, was incorporated under the laws of Canada.
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a combined fleet of fifteen cargo-carrying vessels operating in Canada and the United States. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment. We transport construction aggregates, coal, iron ore, salt, grain and other dry bulk commodities for customers in the construction, electric utility, integrated steel and food industries.
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

Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including, when applicable, (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under GAAP and the accompanying reconciliation, provide useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014
Selected Financial and Operating Information

(USD in 000's)	June 30, 2015	June 30, 2014	$ Change	% Change
Revenue:
Freight and related revenue	$38,968	$36,613	2,355	6.4%
Fuel and other surcharges	3,964	6,696	(2,732)	(40.8)%
Outside voyage charter revenue	1,895	—	1,895	—%
Total	$44,827	$43,309	1,518	3.5%
Expenses:
Outside voyage charter fees	1,841	—	1,841	—%
Vessel operating expenses	26,556	28,027	(1,471)	(5.2)%
Repairs and maintenance	840	1,182	(342)	(28.9)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	$12,290	$11,200	1,090	9.7%
OPERATING INCOME	6,126	6,157	(31)	(0.5)%

Sailing Days:	1,228	1,138	90	7.9%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,733	$32,173	$(440)	(1.4)%
Fuel and other surcharges	$3,228	$5,884	$(2,656)	(45.1)%

Expenses per Sailing Day:
Vessel operating expenses	$21,625	$24,628	$(3,003)	(12.2)%
Repairs and maintenance	$684	$1,039	$(355)	(34.2)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange during the three month period ended June 30, 2015 and 2014 (USD in 000's)

	Three months ended June 30, 2015	Three months ended June 30, 2014
Operating Income	$6,126	$6,157
Depreciation	4,707	4,677
Amortization of drydock costs	882	856
Amortization of intangibles	284	308
Loss (gain) on foreign exchange	291	(798)
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	$12,290	$11,200

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended June 30, 2014	1,138	$36,613	$6,696	$—	$43,309	$—	$28,027	$1,182	$2,900	$11,200
Changes in the three month period ended June 30, 2015
Change attributable to weaker Canadian dollar	—	(2,531)	(452)	(245)	(3,228)	(236)	(1,954)	(40)	(185)	(813)
Net change on a constant currency basis	90	4,886	(2,280)	—	2,606	—	483	(302)	585	1,840
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	2,140	2,140	2,077	—	—	—	63
Total Change	90	$2,355	$(2,732)	$1,895	$1,518	1,841	$(1,471)	(342)	400	1,090
Three month period ended June 30, 2015	1,228	$38,968	$3,964	$1,895	$44,827	$1,841	$26,556	$840	$3,300	$12,290
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles and Loss (Gain) on Foreign Exchange.
Total revenue during the three month period ended June 30, 2015 was $44.8 million, an increase of 3.5%, compared to $43.3 million during the three month period ended June 30, 2014. This increase was primarily attributable to an increase in tonnage carried and an associated increase in freight and related revenue, an increase in Sailing Days, which we define as days a vessel is crewed and available for sailing, the use of an outside chartered vessel, contractual price increases, improvements in commodity mix and water levels and a higher percentage of time spent in revenue loaded condition. These positive operating factors were offset by the decline in value of the Canadian dollar relative to the U.S. dollar and a reduction in fuel surcharge revenue during the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014. On a constant currency basis, our total revenue increased 11.0%, or $4.7 million, during the fiscal period ended June 30, 2015 compared to the three month period ended June 30, 2014.
According to the Lake Carriers' Association, during the three month period ended June 30, 2015, U.S.-flagged vessels on the Great Lakes experienced a 1.7% decrease in overall customer shipments for the commodities that we carry compared to the 2014 sailing season. During the same time period, U.S.-flagged vessels experienced a decrease of iron ore tonnage carried of 9.9% and a decrease of aggregates tonnage carried of 1.7%. During the three month period ended June 30, 2015, on a total Great Lakes basis, which includes Canadian and U.S. ports, iron ore tonnage carried increased 10.3% and aggregates tonnage carried increased 24.4%, in each case compared to the three month period ended June 30, 2014. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Freight and other related revenue generated from Company-operated vessels increased $2.4 million, or 6.4%, to $39.0 million during the three month period ended June 30, 2015 compared to $36.6 million during the three month period ended June 30, 2014. On a constant currency basis, freight and other related revenue increased 13.3%, or $4.9 million, during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Our tonnage carried during the three month period ended June 30, 2015 increased 13.3% compared to the three month period ended June 30, 2014. During the three month period ended June 30, 2015, we experienced delays in the start of the sailing season due to challenging weather conditions experienced in April albeit significantly less arduous than those experienced in the prior comparable period. During the three month period ended June 30, 2015, we experienced increases in tonnage carried in iron ore, grain and aggregates of 36.8%, 25.3% and 21.0%, respectively, due to a return to more normal trade patterns at the start of the season, and for certain of the commodities that we carry expanded market share, in each case when compared to the three month period ended June 30, 2014. Coal and salt tonnages carried during the three month period ended June 30, 2015 trailed the three month period ended June 30, 2014, decreasing 14.1% and 7.0%, respectively. These decreases were primarily a result of changes in customer requirements and were not a result of a reduction in our market share.

We operated fifteen vessels (the “Operated Vessels”) and time chartered a sixteenth vessel during the three month period ended June 30, 2015 compared to operating 15 vessels during the three month period ended and June 30, 2014. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 91 Sailing Days in our first fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s Operated Vessels sailed an average of approximately 82 Sailing Days during the three month period ended June 30, 2015 compared to an average of 76 Sailing Days during the three month period ended June 30, 2014. Traditionally, Sailing Days in the month of April are more variable due to weather conditions at the start of the season. The Operated Vessels sailed for an average of 21 Sailing Days in April 2015 versus 15 Sailing Days in April 2014 out of a theoretical maximum of 30 Sailing Days. Our Operated Vessels operated at 90.0% of the theoretical maximum Sailing Days for the three month period ended June 30, 2015, primarily due to the delay in the start of the 2015 sailing season, compared to 83.4% of the theoretical maximum Sailing Days for the three month period ended June 30, 2014.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 109 Delay Days during the three month period ended June 30, 2015 compared to 131 Delay Days during the three month period ended June 30, 2014. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 8.9% during the three month period ended June 30, 2015 compared to 11.5% during the three month period ended June 30, 2014.

Freight and related revenue per Sailing Day decreased $440, or 1.4%, to $31,733 per Sailing Day during the three month period ended June 30, 2015 compared to $32,173 per Sailing Day during the three month period ended June 30, 2014. This revenue decrease was primarily due to the lower Canadian dollar, as well as a change in the mix of cargos carried offset by higher pricing, higher water levels and the efficiency of trade patterns. On a constant currency basis, freight and related revenue per Sailing Day increased 5.0%, or $1,621 per Sailing Day, during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Outside voyage charter revenue equaled $1.9 million during the three month period ended June 30, 2015 compared to $nil during the three month period ended June 30, 2014. Outside voyage charter fees equaled $1.8 million during the three month period ended June 30, 2015 compared to $nil during the three month period ended June 30, 2014. Including the use of the outside voyage charter, our total tonnage carried increased by 19.3%. At or near the introduction of our newest vessel into service we will terminate the third party vessel charter. At such time the tonnage that we carried on the third party vessel that we are chartering will be carried by our newest vessel at what we believe will be profitability levels more consistent with our Operated Vessels.
All of our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $2.7 million, or 40.8%, to $4.0 million during the three month period ended June 30, 2015 compared to $6.7 million during the three month period ended June 30, 2014. Fuel and other surcharges per Sailing Day decreased by $2,656, or 45.1%, to $3,228 per Sailing Day during the three month period ended June 30, 2015 compared to $5,884 per Sailing Day during the three month period ended June 30, 2014. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar, partially offset by an increase in Sailing Days during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014. On a constant currency basis, fuel and other surcharges decreased 34.1%, or $2.3 million, during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Vessel operating expenses decreased $1.5 million, or 5.2%, to $26.6 million during the three month period ended June 30, 2015 compared to $28.0 million during the three month period ended June 30, 2014. These decreases were primarily due to a weaker Canadian dollar and reduced fuel prices, partially offset by an increase in Sailing Days during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014. Vessel operating expenses per Sailing Day decreased $3,003, or 12.2%, to $21,625 per Sailing Day during the three month period ended June 30, 2015 from $24,628 per Sailing Day during the three month period ended June 30, 2014. On a constant currency basis, vessel operating expenses increased 1.7%, or $0.5 million, during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.4 million to $0.8 million during the three month period ended June 30, 2015 from $1.2 million during the three month period ended June 30, 2014 primarily due to lower fitout costs as more boats were ready for sailing at the start of the 2015 season as compared to the 2014 sailing season. Repairs and maintenance per Sailing Day decreased $355, or 34.2%, to $684 per Sailing Day during the three month period ended June 30, 2015 from $1,039 per Sailing Day during the three month period ended June 30, 2014. On a constant currency basis, repairs and maintenance expenses decreased 25.5%, or $0.3 million, during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Our general and administrative expenses were $3.3 million during the three month period ended June 30, 2015 compared to $2.9 million during the three month period ended June 30, 2014. The increase was primarily due to non-recurring duplicative headcount costs resulting from changes in our management team, expenses associated with new hires, a modest increase in compensation and benefit expenses, and the payment of incentive compensation in the three month period ended June 30, 2015 and was offset by the weaker Canadian dollar. Our general and administrative expenses represented 8.5% of freight and related revenues during the three month period ended June 30, 2015 and 7.9% of freight and related revenues during the three month period ended June 30, 2014.
Depreciation expense held at $4.7 million during the three month periods ended June 30, 2015 and June 30, 2014. Increases were primarily attributable to winter 2015 capital expenditures and were offset by a weaker Canadian dollar during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Amortization of drydock costs was $0.9 million during each of the three month periods ended June 30, 2015 and June 30, 2014. During each of the three month periods ended June 30, 2015 and June 30, 2014, the Company amortized the deferred drydock costs of twelve of its vessels.
Loss (gain) on foreign exchange during the three month period ended June 30, 2015 was $0.3 million, as compared to a gain of $0.8 million during the three month period ended June 30, 2014. The loss was primarily related to a translation of $34.2 million USD denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased $1.1 million, or 9.7%, from $11.2 million during the three month period ended June 30, 2014 to $12.3 million during the three month period ended June 30, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss on foreign exchange increased 17.0%, or $1.9 million, during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
As a result of the items described above, operating income during the three month period ended June 30, 2015 was $6.1 million compared to $6.2 million during the three month period ended June 30, 2014.
Interest expense, which is net of $0.3 million of capitalized interest and includes $0.3 million of amortization of deferred financing costs, decreased by $0.8 million or 19.6% to $3.0 million during the three month period ended June 30, 2015 from $3.8 million during the three month period ended June 30, 2014. This decrease in interest expense was primarily attributable to lower bank indebtedness and a lower interest rate on a portion of our long term debt as a result of our refinancing completed in March 2015.
Our income before income taxes was $3.1 million during the three month period ended June 30, 2015 compared to $2.4 million during the three month period ended June 30, 2014.

Our effective tax rate was 5.8% on pre-tax income of $3.1 million during the three month period ended June 30, 2015 compared to 14.3% on pre-tax income of $2.4 million during the three month period ended June 30, 2014. Our income tax provision was an expense of $0.2 million during the three month period ended June 30, 2015 compared to an income tax expense of $0.3 million during the three month period ended June 30, 2014. None of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL").

The decrease in income tax expense was due to a lower consolidated tax rate during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014. The effective tax rate for the three month period ended June 30, 2015 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses during the quarter ended June 30, 2014.

The Company's position remains unchanged at June 30, 2015 as it relates to the U.S. Federal net deferred tax assets, thus a full valuation allowance against the net U.S. Federal deferred tax assets remains in existence.

Our net income before preferred stock dividends was $2.9 million during the three month period ended June 30, 2015 compared to $2.1 million during the three month period ended June 30, 2014.

We accrued $0.3 million for dividends on our preferred stock during the three month period ended June 30, 2015 and June 30, 2014. The dividends accrued at a rate of 8.25% during the three month period ended June 30, 2015 as compared to 7.75% during the three month period ended June 30, 2014.
Our net income applicable to common stockholders was $2.6 million during the three month period ended June 30, 2015 compared to $1.8 million during the three month period ended June 30, 2014.
The Canadian dollar weakened by 11.2% compared to the U.S. dollar during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014, averaging approximately $0.813 USD per CDN during the three month period ended June 30, 2015 compared to approximately $0.917 USD per CDN during the three month period ended June 30, 2014. The Company's balance sheet translation rate decreased from $0.937 USD per CDN at June 30, 2014 to $0.801 USD per CDN at June 30, 2015.
During the three month period ended June 30, 2015, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense is incurred in Canada. Approximately 50% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices
During the three month periods ended June 30, 2015 and 2014, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the three month periods ended June 30, 2015 and June 30, 2014, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 11.2% during the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for the three month periods ended June 30, 2015 and June 30, 2014. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash used by operating activities during the three month period ended June 30, 2015 was $5.3 million, an increase of $3.4 million of net cash used, from $1.9 million during the three month period ended June 30, 2014. The increase in cash used was primarily attributable to an increase in accounts payable on March 31, 2015 compared to March 31, 2014 due to the timing of the start of the 2014 and 2015 sailing seasons.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the three month periods ended June 30, 2015 or 2014.
Net cash used in investing activities decreased by $0.8 million to $11.2 million during the three month period ended June 30, 2015 from net cash used of $12.0 million during the three month period ended June 30, 2014. This decrease was primarily due to the timing of payments for capital expenditures during the current and prior year periods.
Net cash provided by financing activities increased $0.8 million to $15.2 million provided during the three month period ended June 30, 2015 compared to $14.4 million provided during the three month period ended June 30, 2014. In March 2015, the Company refinanced its senior credit facilities to provide reduced interest rates and increased credit availability.
Debt

We had total debt outstanding of $189.9 million at June 30, 2015 which is comprised of amounts outstanding under our First Lien Credit Agreement of $117.4 million and our Amended Second Lien Credit Agreement of $72.5 million.

First Lien Credit Agreement

The First Lien Credit Agreement consists of:

•	A revolving credit facility under which Lower Lakes may borrow up to US $80 million (CDN or USD currency to be selected by Lower Lakes) with a final maturity date of September 30, 2019;

•	A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90 million with a final maturity date of September 30, 2019;

•	A swing line facility under which Lower Lakes may borrow up to CDN $8 million, less the outstanding balance of the Canadian Revolving Facility, with a final maturity date of September 30, 2019; and

•
A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility, with a final maturity date of September 30, 2019.

The obligations under the First Lien Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the borrowers and the guarantors party to the agreement. Any amounts outstanding under the First Lien Credit Agreement are due at maturity.

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of June 30, 2015, we were in compliance with these covenants.

Amended Second Lien Credit Agreement

The Amended Second Lien Credit Agreement consists of:

•	A U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million with a final maturity date of March 11, 2020;

•	A U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $38.3 million with a final maturity date of March 11, 2020; and

•	An uncommitted incremental term loan facility of up to $22.5 million.

Subject to the terms of the Intercreditor Agreement, the obligations under the Amended Second Lien Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the borrowers and the guarantors party to the agreement. Any amounts outstanding under the Amended Second Lien Credit Agreement are due at maturity.

The Amended Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of June 30, 2015, we were in compliance with these covenants.

The Amended Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that is required in connection with certain borrowings under the First Lien Credit Agreement.  As of June 30, 2015 this incremental loan was not outstanding.

Intercreditor Agreement

Under our Intercreditor Agreement with the agent for the lenders under the First Lien Credit Agreement (the "First Lien Lenders") and the agent for the lenders under the Amended Second Lien Credit Agreement (the "Second Lien Lenders"), the Second Lien Lenders have agreed to subordinate our obligations to them to the repayment of our obligations to the First Lien Lenders and have further agreed to subordinate their liens on our assets to the liens granted in favor of the First Lien Lenders.

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

As of June 30, 2015, the Company had $0.9 million of unpaid accrued dividends on its preferred stock for the three month period ended June 30, 2015 compared to $0.6 million at March 31, 2015. As of June 30, 2015 the effective rate of preferred dividends was 8.25% as compared to 7.75% at March 31, 2015.
Investments in Capital Expenditures and Drydockings
We incurred $19.8 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2015, including $15.5 million related to the forebody conversion project and $3.1 million of carryover from the 2015 winter season, compared to $7.7 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2014, including $4.1 million of carryover from the 2014 winter season.
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
Contractual Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015, except that certain March 31, 2015 commitments are shown in accrued liabilities at June 30, 2015.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements.

Lack of Historical Operating Data for Acquired Vessels
From time to time, as opportunities arise and depending on the availability of financing, we may acquire additional secondhand drybulk carriers. Information regarding the Lack of Historical Operating Data for Acquired Vessels can be found in our Annual Report on Form 10-K for the year ended March 31, 2015.

Critical Accounting Policies and Estimates
Rand's significant accounting policies are presented in Note 2 to our unaudited consolidated financial statements. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known. For a discussion of how these and other factors may affect our business, see "Cautionary Note Regarding Forward-Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2015.
Information regarding our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended March 31, 2015. The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to revenue and operating expense recognition, income taxes, vessel acquisitions, intangible assets and goodwill, impairment of goodwill, fixed assets and finite-lived intangible assets and stock based compensation. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the year ended March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the first quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.
The nature of our business exposes us to the potential for legal proceedings related to labor and employment, personal injury, property damage, and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular matter, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition, results of our operations or our cash flows.

Item 1A.   Risk Factors.
There has been no material change to our Risk Factors from those presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6.	Exhibits.

 (a) Exhibits

10.1*
Offer Letter, dated May 7, 2015, by and between Rand Logistics, Inc. and Mark Hiltwein (incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015 (SEC File No. 001-33345)).

31.1†	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan, contract or arrangement.
† Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date:	August 6, 2015	/s/ Edward Levy
Edward Levy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1*
Offer Letter, dated May 7, 2015, by and between Rand Logistics, Inc. and Mark Hiltwein (incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015 (SEC File No. 001-33345)).

31.1†	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan, contract or arrangement.
† Filed herewith.
*** Furnished herewith.