Form 10-Q
period 2015-09-30
Rand Logistics, Inc.
filed 2015-11-05
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

18,188,838 shares of Common Stock, par value $.0001, were outstanding at November 4, 2015.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30, 2015	March 31, 2015
ASSETS
CURRENT
Cash and cash equivalents	$2,258	$3,298
Accounts receivable, net (Note 4)	22,325	2,764
Income taxes receivable	91	91
Prepaid expenses and other current assets (Notes 5 and 8)	6,603	5,957
Deferred income taxes (Note 6)	329	347
Total current assets	31,606	12,457
PROPERTY AND EQUIPMENT, NET (Note 7)	222,392	206,276
OTHER ASSETS (Note 8)	202	569
DEFERRED DRYDOCK COSTS, NET (Note 9)	6,566	7,590
INTANGIBLE ASSETS, NET (Note 10)	11,797	13,205
GOODWILL (Note 10)	10,193	10,193
Total assets	$282,756	$250,290
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	17,000	15,350
Accrued liabilities (Note 13)	7,691	7,628
Other current liability	158	166
Current portion of deferred payment liability	556	536
Total current liabilities	25,405	23,680
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	281	564
LONG-TERM DEBT (Note 14)	118,663	101,213
SUBORDINATED DEBT (Note 15)	78,126	72,500
OTHER LIABILITIES	455	479
DEFERRED INCOME TAXES (Note 6)	961	5,607
Total liabilities	223,891	204,043
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 300,000 shares (Note 18)	14,900	14,900
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,062,513 shares at September 30, 2015 and 18,035,427 shares at March 31, 2015 (Note 18)	1	1
Additional paid-in capital	90,227	90,130
Accumulated deficit	(36,823)	(50,972)
Accumulated other comprehensive loss	(9,440)	(7,812)
Total stockholders’ equity	58,865	46,247
Total liabilities and stockholders’ equity	$282,756	$250,290

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014
REVENUE
Freight and related revenue	$43,835	$46,102	$82,803	$82,715
Fuel and other surcharges	5,563	8,168	9,527	14,864
Outside voyage charter revenue	2,535	—	4,430	—
TOTAL REVENUE	51,933	54,270	96,760	97,579
EXPENSES
Outside voyage charter fees (Note 19)	2,652	—	4,493	—
Vessel operating expenses	30,030	33,612	56,586	61,639
Repairs and maintenance	57	(5)	897	1,177
General and administrative	3,099	3,299	6,399	6,199
Depreciation	4,603	4,693	9,310	9,370
Amortization of drydock costs	885	856	1,767	1,712
Amortization of intangibles	272	308	556	616
Loss on foreign exchange, net	14	1,261	305	463
	41,612	44,024	80,313	81,176
OPERATING INCOME	10,321	10,246	16,447	16,403
OTHER (INCOME) AND EXPENSES
Interest expense (Note 20)	2,962	3,707	5,981	7,464
Interest income	—	(2)	(4)	(4)
	2,962	3,705	5,977	7,460
INCOME BEFORE INCOME TAXES	7,359	6,541	10,470	8,943
(BENEFIT FROM) PROVISION FOR INCOME TAXES (Note 6)
Deferred	(4,508)	705	(4,328)	1,048
	(4,508)	705	(4,328)	1,048
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	11,867	5,836	14,798	7,895
PREFERRED STOCK DIVIDENDS	328	290	649	581
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$11,539	$5,546	$14,149	$7,314
Net income per share basic (Note 23)	$0.64	$0.31	$0.79	$0.41
Net income per share diluted (Note 23)	0.58	0.29	0.73	0.39
Weighted average shares basic	17,960,000	17,845,496	17,930,473	17,836,768
Weighted average shares diluted	20,379,355	20,298,940	20,349,828	20,295,799

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	11,867	5,836	14,798	7,895
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,654)	(1,584)	(1,628)	(182)
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	10,213	4,252	13,170	7,713

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2014	300,000	$14,900	17,933,859	$1	$89,486	$(40,277)	$(3,363)	$60,747
Net loss	—	—	—	—	—	(9,420)	—	(9,420)
Preferred stock dividends	—	—	—	—	—	(1,168)	—	(1,168)
Restricted stock issued (Note 18)	—	—	103,315	—	610	—	—	610
Unrestricted stock issued (Note 18)	—	—	26,067	—	114	—	—	114
Stock repurchased and extinguished			(38,373)		(143)	(107)	—	(250)
Restricted stock units granted			10,559		63	—	—	63
Translation adjustment	—	—	—	—	—	—	(4,449)	(4,449)
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net income	—	—	—	—	—	2,931	—	2,931
Preferred stock dividends	—	—	—	—	—	(321)	—	(321)
Unrestricted stock issued (Note 18)	—	—	10,276	—	34	—	—	34
Restricted stock units granted	—	—	—	—	12	—	—	12
Translation adjustment	—	—	—	—	—	—	26	26
Balances, June 30, 2015	300,000	$14,900	18,045,703	$1	$90,176	$(48,362)	$(7,786)	$48,929
Net income	—	$—	—	$—	$—	$11,867	$—	$11,867
Preferred stock dividends	—	$—	—	$—	$—	$(328)	$—	$(328)
Unrestricted stock issued (Note 18)	—	$—	16,810	$—	$36	$—	$—	$36
Restricted stock units granted	—	$—	—	$—	$15	$—	$—	$15
Translation adjustment	—	$—	—	$—	$—	$—	$(1,654)	$(1,654)
Balances, September 30, 2015	300,000	$14,900	18,062,513	$1	$90,227	$(36,823)	$(9,440)	$58,865

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2015	Six months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,798	$7,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	11,077	11,082
Amortization of intangibles and deferred financing costs	1,196	1,282
Deferred income taxes	(4,328)	1,048
Equity compensation granted	97	697
Unrealized foreign exchange loss	1,756	301
Deferred drydock costs paid	(1,539)	(2,020)
Changes in operating assets and liabilities:
Accounts receivable	(19,561)	(14,762)
Prepaid expenses and other current assets	(646)	(650)
Accounts payable and accrued liabilities	9,011	6,152
Other assets and liabilities, net	335	24
Income taxes payable (net)	—	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,196	10,949
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(38,086)	(17,610)
NET CASH USED IN INVESTING ACTIVITIES	(38,086)	(17,610)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(263)	(245)
Proceeds from long-term debt	35,426	—
Shares repurchased and extinguished	—	(250)
Long-term debt repayment	(10,100)	(261)
Debt financing cost	(498)	(277)
Proceeds from bank indebtedness	—	19,767
Repayment of bank indebtedness	—	(11,000)
Payment of preferred stock dividend	—	(291)
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,565	7,443
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	285	187
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,040)	969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,298	2,602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,258	$3,571
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$4,193	$6,849
Unpaid purchases of property and equipment	$1,679	$903
Unpaid purchases of deferred drydock costs	$2	$9
Payment of income taxes	$1	$100

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

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative balance sheet amounts and the Statement of Stockholder's equity for the year ended March 31, 2015 are derived from the audited consolidated financial statements for the fiscal year ended March 31, 2015. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) or group of asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of goodwill

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” and Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2015, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the six month period ended September 30, 2015.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February, and March of each year when the vessels are inactive.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining useful life of the upgrade or asset repaired.

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

Jurisdiction	Open Tax Years
Federal (U.S.A)	2011 – 2014
Various states	2011 – 2014
Federal (Canada)	2010 – 2015
Ontario	2010 – 2015

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

Financial instruments

The Company accounts for its foreign currency hedge contracts on its subordinated debt utilizing ASC 815 “Derivatives and Hedging”. All changes in the fair value of the contracts are recorded in earnings and the fair value of settlement costs to terminate the contract is included in current assets or current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are presented in Note 22.

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

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $nil as of September 30, 2015 and $nil as of March 31, 2015. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2015	March 31, 2015
Prepaid insurance	$520	$160
Fuel and lubricant inventories	4,315	4,018
Deposits and other prepaids	1,768	1,779
	$6,603	$5,957

6.	INCOME TAXES

The Company's effective tax rate for the six month period ended September 30, 2015 was a deferred tax benefit of 41.3% compared to a deferred tax expense of 11.7% for the six month period ended September 30, 2014. The decrease in effective tax rate was primarily due to the implementation of a Federal valuation allowance against the Canadian net deferred tax assets relating to capital losses and implementation of a U.S. state valuation allowance against the U.S. state net deferred tax assets, which are primarily net operating losses. For state tax purposes, the Company is in a small net deferred tax liability position before the consideration of the valuation allowance at September 30, 2015. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carry forwards. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of September 30, 2015.

The effective tax rate for the six month period ended September 30, 2015 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the six month periods ended September 30, 2015 and September 30, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	September 30, 2015	March 31, 2015
Cost
Vessels	$302,913	$279,785
Leasehold improvements	98	102
Furniture and equipment	550	563
Vehicles	15	16
Computer, communication equipment and purchased software	2,929	2,901
	$306,505	$283,367
Accumulated depreciation
Vessels	$81,731	$74,794
Leasehold improvements	82	78
Furniture and equipment	311	283
Vehicles	12	13
Computer, communication equipment and purchased software	1,977	1,923
	84,113	77,091
	$222,392	$206,276

Depreciable assets as at September 30, 2015 includes capital expenditures related to a recently acquired vessel that had not been placed into service as of September 30, 2015. Depreciation on this asset will commence after the vessel becomes available for commercial sailing. Property and equipment as of September 30, 2015 includes capitalized interest during the six month period ended September 30, 2015 of $715 ($734 for the fiscal year ended March 31, 2015).

8.	OTHER ASSETS

Other assets include certain customer contract related expenditures, which are amortized over a five year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	September 30, 2015	March 31, 2015
Customer contract costs	$333	$533
Prepaid expenses and other assets	6,472	5,993
Total	$6,805	$6,526

Current portion (Note 5)	6,603	5,957

Other long term assets	$202	$569

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	September 30, 2015	March 31, 2015
Drydock expenditures	$15,907	$16,607
Accumulated amortization	(9,341)	(9,017)
	$6,566	$7,590

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	2,239
Amortization of drydock costs	(3,343)
Foreign currency translation adjustment	(627)
Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	987
Amortization of drydock costs	(1,767)
Foreign currency translation adjustment	(244)
Balance as of September 30, 2015	$6,566

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	September 30, 2015	March 31, 2015
Intangible assets:
Deferred financing costs	$6,754	$6,787
Trademarks and trade names	836	866
Customer relationships and contracts	14,852	15,378
Total identifiable intangibles	$22,442	$23,031
Accumulated amortization:
Deferred financing costs	$1,295	$686
Trademarks and trade names	800	785
Customer relationships and contracts	8,550	8,355
Total accumulated amortization	10,645	9,826
Net intangible assets	$11,797	$13,205
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

September 30, 2016	$2,299
September 30, 2017	2,264
September 30, 2018	2,264
September 30, 2019	2,264
September 30, 2020	1,354
$10,445

11.	VESSEL ACQUISITION

On March 11, 2014, Lower Lakes Towing entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS (the "Seller"), pursuant to which Lower Lakes Towing purchased the Lalandia Swan from the Seller for a purchase price of $7,000. Lower Lakes Towing subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated debt described in Note 15. The vessel was converted to a self-unloading vessel. The Lalandia Swan was renamed the M.V. Manitoulin.

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

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2015	March 31, 2015
Deferred financing and other transaction costs	$42	$396
Payroll compensation and benefits	1,942	1,575
Preferred stock dividends	1,236	587
Professional fees	346	340
Interest	2,204	1,771
Winter work, deferred drydock expenditures and capital expenditures	425	1,293
Capital and franchise taxes	26	30
Other	1,470	1,636
	$7,691	$7,628

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		September 30, 2015	March 31, 2015

a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at maturity date of September 30, 2019.	41,963	44,213

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at maturity date of September 30, 2019.	76,700	57,000
		$118,663	$101,213
	Less amounts due within 12 months	—	—
		$118,663	$101,213

The effective interest rates at September 30, 2015 were 3.75% (3.75% at March 31, 2015) on the Canadian Revolving Facility and 3.04% (3.03% at March 31, 2015) on the U.S. Revolving Facility.

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of September 30, 2015.

The Credit Agreement contains certain negative covenants, including those limiting the Guarantors’, the Borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Agreement requires the Borrowers to maintain certain financial ratios. The Credit Agreement also contains affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Credit Facilities. As of September 30, 2015, the Company was in compliance with the covenants contained in the Credit Agreement.

As of September 30, 2015, the Company had credit availability of USD $30,890 on the credit facilities based on eligible receivables and vessel collateral value.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		September 30, 2015	March 31, 2015
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$39,826	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		$78,126	$72,500

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing was obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500. On September 28, 2015, the Company added $5,626 to the Second Lien CDN Term loan to fund certain shipyard payment in connection with the conversion of an acquired vessel to a self-unloader vessel.

The outstanding principal amount of the Second Lien CDN Term Loan borrowings and the Second Lien U.S. Term Loan borrowings will be repayable upon their maturity on March 11, 2020. The Second Lien CDN Term Loan and Second Lien U.S. Term Loan bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Term Loan Credit Agreement) plus 9.50% per annum, or (ii) the U.S. Base Rate (as defined in the Term Loan Credit Agreement), plus 8.50% per annum.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	SUBORDINATED-DEBT (continued)

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
As of September 30, 2015, the Company was in compliance with covenants contained in the Amended Second Lien Credit Agreement.

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

In connection with the Credit Agreement and Amended Second Lien Credit Agreement described above, on March 27, 2015, Rand and certain of its subsidiaries (collectively, the "New Credit Parties") entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the Credit Agreement (the “New First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Amended Second Lien Credit Agreement (the “New Second Lien Lenders”).

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

The Company did not have any leases which met the criteria of a capital lease as of September 30, 2015. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014

Operating leases	$142	$150	$269	$295
Operating sublease	42	41	83	81
	$184	$191	$352	$376

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

September 30, 2016	$498
September 30, 2017	425
September 30, 2018	384
September 30, 2019	282
September 30, 2020	211
Thereafter	211
$2,011

As of September 30, 2015, the Company had signed contractual commitments with several suppliers totaling $569 ($19,707 as of March 31, 2015) in connection with capital expenditures and shipyard projects due in less than one year.

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2015, an accrual of $457 ($247 as of March 31, 2015) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims.

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

The accrued preferred stock dividends payable at September 30, 2015 were $1,236 and at March 31, 2015 were $587. As of September 30, 2015, the effective dividend rate of the preferred stock was 8.25%. As of March 31, 2015, the effective dividend rate of the preferred stock was 7.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2015, a total of 402,548 shares (429,634 shares at March 31, 2015) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	—	33	—	66
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	—	23	—	46
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	25	25	51	50
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	71	34	134	34
				Three years in equal installments on each anniversary date.

For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded in general and administrative expenses. Share capital and additional paid-in capital are increased on the grant date with an offset to prepaid assets. Grant date fair value for all non-option share-based compensation is the average of the high and low trading prices on the date of grant.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through September 30, 2015 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For six month period ended September 30, 2015, the Company awarded 27,086 shares for services provided from April 1, 2015 through September 30, 2015. Grant date market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, Rand issued 478,232 shares of common stock to such employee participants.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2015 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. Options outstanding (479,785) at September 30, 2015, had a remaining weighted average contractual life of approximately two years and seven months.  The Company recorded compensation expenses related to such stock options of $Nil for the three and six month periods ended September 30, 2015 and September 30, 2014. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of September 30, 2015. None of the outstanding stock options were in-the money as of September 30, 2015 or March 31, 2015.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through September 30, 2015.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three and six month periods ended September 30, 2015 and 2014.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $15 for the three month period ended September 30, 2015 and $27 for the six month period ended September 30, 2015 compared to the $20 for both the three and six month periods ended September 30, 2014). On the first vesting date of March 31, 2015, 10,559 shares vested.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014
Bank indebtedness	$—	$155	$—	$334
Amortization of deferred financing costs	316	333	640	666
Long-term debt-senior	989	1,265	2,014	2,519
Long-term debt-subordinated	2,020	1,992	4,001	3,953
Interest rate caps	3	3	5	5
Deferred payment liability	16	27	36	55
Interest capitalized	(382)	(68)	(715)	(68)
	$2,962	$3,707	$5,981	$7,464

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014

Revenue by country:
Canada	$28,126	$31,012	$53,266	$55,212
United States	23,807	23,258	43,494	42,367
	$51,933	$54,270	$96,760	$97,579

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2015	March 31, 2015
Property and equipment, net by country:
Canada	$111,348	$92,436
United States	111,044	113,840
	$222,392	$206,276
Intangible assets, net by country:
Canada	$6,536	$7,457
United States	5,261	5,748
	$11,797	$13,205
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$148,970	$122,395
United States	133,786	127,895
	$282,756	$250,290

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of September 30, 2015 and March 31, 2015:

		Fair value measurements at September 30, 2015			Fair value measurements at March 31, 2015
	Carrying value at September 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$10	$—	$10	$573	$—	$573

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. This contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month period ended September 30, 2015.

The Company recorded a receivable of $10 as of September 30, 2015 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the three month period ended September 30, 2015, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $2,215 ($379 for three month period ended September 30, 2014) and $1,484 for the six month period ended September 30, 2015 ($379 for the six month period ended September 30, 2014). This gain is included in the Company’s earnings and the fair value of settlement costs to terminate the contract is included in current assets on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2015	Fair Value as at March 31, 2015
Foreign currency hedge contracts	Accounts receivable	$10	$573

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (gain) loss -Recognized in earnings	Three months ended September 30, 2015	Six months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2014
Foreign currency hedge contracts	Gain on foreign exchange	$(2,215)	$(1,484)	$(379)	$(379)

Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar, and the Canadian dollar.  As discussed above, in August 2014, the Company commenced entering into rolling foreign currency hedge contracts to mitigate currency fluctuation risk on its U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

Interest rate risk

The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its then outstanding term debt on the date of such contracts at a cap of three month LIBOR at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments will decrease with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts will terminate on December 1, 2015. Such contracts cover approximately 50% of first lien loans as of September 30, 2015.

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

The Company had a total of 18,062,513 shares of common stock issued and outstanding as of September 30, 2015, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,379,355 and 20,349,828 shares for the three and six month periods ended September 30, 2015, respectively and 20,298,940 and 20,295,799 for the three and six month periods ended September 30, 2014, respectively. The convertible preferred shares convert to an aggregate of 2,419,355 common shares based on a conversion price of $6.20.

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014
Numerator:
Net income before preferred dividends	$11,867	$5,836	$14,798	$7,895
Preferred stock dividends	(328)	(290)	(649)	(581)
Net income applicable to common stockholders	$11,539	$5,546	$14,149	$7,314
Denominator:
Weighted average common shares for basic EPS	17,960,000	17,845,496	17,930,473	17,836,768
Effect of dilutive securities:
Average price during period	2.68	6.09	3.03	6.16
Long term incentive stock option plan	479,785	479,785	479,785	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	446,172	—	440,554
Dilutive shares due to options	—	33,613	—	39,231
Restricted Stock Units (RSU)-unvested	19,491	30,050	—	15,764
Average grant date fair value of unvested RSU	5.99	5.99	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	29,574	—	15,319
Dilutive shares due to RSU	—	476	—	445
Incremental shares due to unvested restricted shares	—	—	—	—
Weighted average convertible preferred shares at $6.20	2,419,355	2,419,355	2,419,355	2,419,355
Weighted average common shares for diluted EPS	20,379,355	20,298,940	20,349,828	20,295,799
Basic EPS	$0.64	$0.31	$0.79	$0.41
Diluted EPS	$0.58	$0.29	$0.73	$0.39

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended September 30, 2015. The use of the term "GAAP" herein refers to Generally Accepted Accounting Principles in the United States of America.

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
We undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risks under "Risk Factors" set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 11, 2015 may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

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
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing whose primary asset is the vessel converted for Great Lakes use at a shipyard, was incorporated under the laws of Canada.
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a combined fleet of fifteen cargo-carrying vessels operating in Canada and the United States. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment. We transport construction aggregates, salt, grain, coal, iron ore and other dry bulk commodities for customers in the construction, electric utility, food and integrated steel industries.
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
Recent Developments and Vessel Acquisitions

On March 11, 2014, Lower Lakes (17) acquired the Lalandia Swan from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. We currently plan to introduce this vessel into service in November 2015.

Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including, when applicable, (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under GAAP and the accompanying reconciliations, provide useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange and loss on termination of vessel lease and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014
Selected Financial and Operating Information

(USD in 000's)	Three months ended September 30, 2015	Three months ended September 30, 2014	$ Change	% Change
Revenue:
Freight and related revenue	$43,835	$46,102	(2,267)	(4.9)%
Fuel and other surcharges	5,563	8,168	(2,605)	(31.9)%
Outside voyage charter revenue	2,535	—	2,535	—%
Total	$51,933	$54,270	(2,337)	(4.3)%
Expenses:
Outside voyage charter fees	2,652	—	2,652	—%
Vessel operating expenses	30,030	33,612	(3,582)	(10.7)%
Repairs and maintenance	57	(5)	62	(1,240.0)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	$16,095	$17,364	(1,269)	(7.3)%
OPERATING INCOME	10,321	10,246	75	0.7%

Sailing Days:	1,278	1,351	(73)	(5.4)%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$34,300	$34,124	$176	0.5%
Fuel and other surcharges	$4,353	$6,046	$(1,693)	(28.0)%

Expenses per Sailing Day:
Vessel operating expenses	$23,498	$24,879	$(1,381)	(5.6)%
Repairs and maintenance	$45	$(4)	$49	(1,225.0)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange during the three month periods ended September 30, 2015 and 2014 (USD in 000's):

	Three months ended September 30, 2015	Three months ended September 30, 2014
Operating Income	$10,321	$10,246
Depreciation	4,603	4,693
Amortization of drydock costs	885	856
Amortization of intangibles	272	308
Loss on foreign exchange	14	1,261

Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	$16,095	$17,364

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three months ended September 30, 2014	1,351	$46,102	$8,168	$—	$54,270	$—	$33,612	$(5)	$3,299	$17,364
Changes in the three month period ended September 30, 2015
Change attributable to weaker Canadian dollar	—	(4,132)	(1,041)	(514)	(5,687)	(538)	(3,264)	(9)	(265)	(1,611)
Net change on a constant currency basis	(73)	1,865	(1,564)	—	301	—	(318)	71	65	483
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	3,049	3,049	3,190	—	—	—	(141)
Total Change	(73)	$(2,267)	$(2,605)	$2,535	$(2,337)	2,652	$(3,582)	62	(200)	(1,269)
Three months ended September 30, 2015	1,278	$43,835	$5,563	$2,535	$51,933	$2,652	$30,030	$57	$3,099	$16,095
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles and Loss (Gain) on Foreign Exchange.
Total revenue during the three month period ended September 30, 2015 was $51.9 million, a decrease of 4.3%, compared to $54.3 million during the three month period ended September 30, 2014. This decrease was primarily attributable to a weaker Canadian dollar, reduction in fuel surcharge and a decrease in Sailing Days (which we define as days a vessel is crewed and available for sailing) on time chartered vessels. These were partially offset by contractual price increases, higher water levels and a higher percentage of time spent in revenue loaded condition. On a constant currency basis, our total revenue increased 6.2%, or $3.4 million, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.
Freight and other related revenue generated from Company-operated vessels decreased $2.3 million, or 4.9%, to $43.8 million during the three month period ended September 30, 2015 compared to $46.1 million during the three month period ended September 30, 2014. On a constant currency basis, freight and other related revenue increased 4.0%, or $1.9 million, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.
Our tonnage carried during the three month period ended September 30, 2015 increased 1.2% compared to the three month period ended September 30, 2014. During the three month period ended September 30, 2015, we experienced increases in tonnage carried in aggregates of 15.6%, due to increase in demand. We also experienced increased tonnage in potash and slag due to expanded market share when compared to the three month period ended September 30, 2014. Including outside voyage charter, our tonnage carried during the three month period ended September 30, 2015 increased 6.3% compared to the three month period ended September 30, 2014. Coal and coke tonnages carried during the three month period ended September 30, 2015 trailed the three month period ended September 30, 2014, decreasing 24.7% and 63.6%, respectively. These decreases were primarily a result of changes in market condition and were not a result of a reduction in our market share.
We operated fifteen vessels (the “Operated Vessels”) and time chartered a sixteenth vessel during the three month period ended September 30, 2015 compared to operating 15 vessels during the three month period ended September 30, 2014. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 92 Sailing Days in our second fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 85 Sailing Days during the three month period ended September 30, 2015 compared to an average of 90 Sailing Days during the three month period ended September 30, 2014. Our Operated Vessels operated on 92.6% of the theoretical maximum Sailing Days for the three month period ended September 30, 2015, compared to 97.9% of the theoretical maximum Sailing Days for the three month period ended September 30, 2014. All our lost days for the three month period ended September 30, 2015 were on our time chartered vessels. Time charter agreements allow our customers the certainty of supply and the chartering customer continues to pay a reduced daily charter rate if the vessel does not sail.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 68 Delay Days during the three month period ended September 30, 2015 compared to 72 Delay Days during the three month period ended September 30, 2014. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 5.4% during the three month period ended September 30, 2015 compared to 5.3% during the three month period ended September 30, 2014.

Freight and related revenue per Sailing Day increased $176, or 0.5%, to $34,300 per Sailing Day during the three month period ended September 30, 2015 compared to $34,124 per Sailing Day during the three month period ended September 30, 2014. This revenue increase was primarily due to higher pricing, higher water levels and the efficiency of trade patterns partially offset by a lower Canadian dollar and lower revenue earned for time chartered vessels for non-sailing days. On a constant currency basis, freight and related revenue per Sailing Day increased 10.0% or $3,409 per Sailing Day during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.
Outside voyage charter revenue equaled $2.5 million during the three month period ended September 30, 2015 compared to $nil during the three month period ended September 30, 2014. Outside voyage charter fees equaled $2.7 million during the three month period ended September 30, 2015 compared to $nil during the three month period ended September 30, 2014. Including the use of the outside voyage charter, our total tonnage carried increased by 6.3%. At or near the introduction of our newest vessel into service we will terminate the third party vessel charter. At such time the tonnage that we carried on the third party vessel that we are chartering will be carried by our newest vessel at what we believe will be profitability levels more consistent with our Operated Vessels.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $2.6 million, or 31.9%, to $5.6 million during the three month period ended September 30, 2015 compared to $8.2 million during the three month period ended September 30, 2014. Fuel and other surcharges per Sailing Day decreased by $1,693, or 28.0%, to $4,353 per Sailing Day during the three month period ended September 30, 2015 compared to $6,046 per Sailing Day during the three month period ended September 30, 2014. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014. On a constant currency basis, fuel and other surcharges decreased 19.1%, or $1.6 million, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.
Vessel operating expenses decreased $3.6 million, or 10.7%, to $30.0 million during the three month period ended September 30, 2015 compared to $33.6 million during the three month period ended September 30, 2014. These decreases were primarily due to a weaker Canadian dollar and reduced fuel prices, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014. Vessel operating expenses per Sailing Day decreased $1,381, or 5.6%, to $23,498 per Sailing Day during the three month period ended September 30, 2015 from $24,879 per Sailing Day during the three month period ended September 30, 2014. On a constant currency basis, vessel operating expenses decreased 0.9%, or $0.3 million, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $62 thousand to $57 thousand during the three month period ended September 30, 2015 primarily due to higher layup charges related to our time chartered vessels compared to the 2014 sailing season. Repairs and maintenance per Sailing Day increased $49 to $45 per Sailing Day during the three month period ended September 30, 2015. On a constant currency basis, repairs and maintenance expenses increased $71 thousand, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.

Our general and administrative expenses were $3.1 million during the three month period ended September 30, 2015 compared to $3.3 million during the three month period ended September 30, 2014. The decrease was primarily due to a weaker Canadian dollar, offset by changes in our management team, expenses associated with new hires and a modest increase in compensation and benefit expenses in the three month period ended September 30, 2015. Our general and administrative expenses represented 7.1% of freight and related revenues during the three month period ended September 30, 2015 and 7.2% of freight and related revenues during the three month period ended September 30, 2014.
Depreciation expense was $4.6 million during the three month period ended September 30, 2015 and $4.7 million for the same period in 2014. This decrease of $0.1 million in the current three month period was primarily attributable to a weaker Canadian dollar and offset by winter 2015 capital expenditures during the three month period ended September 30, 2015.
Amortization of drydock costs was $0.9 million during each of the three month periods ended September 30, 2015 and September 30, 2014. During each of these periods, the Company amortized the deferred drydock costs of thirteen of its vessels.
Loss on foreign exchange during the three month period ended September 30, 2015 was $14 thousand, as compared to a loss of $1.3 million during the three month period ended September 30, 2014. The [$1.3 million loss during the three month period ended September 30, 2014] was primarily related to a translation of $34.2 million USD denominated debt incurred in March 2014 and carried on the balance sheet of the Canadian subsidiary partially offset by a foreign currency hedge.
As a result of the items described above, operating income during the three month period ended September 30, 2015 was $10.3 million compared to $10.2 million during the three month period ended September 30, 2014.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange decreased $1.3 million, or 7.3%, from $17.4 million during the three month period ended September 30, 2014 to $16.1 million during the three month period ended September 30, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased 2.0%, or $0.3 million, during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.
Interest expense, which is net of $0.4 million of capitalized interest and includes $0.3 million of amortization of deferred financing costs, decreased by $0.7 million or 20.1% to $3.0 million during the three month period ended September 30, 2015 from $3.7 million during the three month period ended September 30, 2014. This decrease in interest expense was primarily attributable to a lower interest rate on a portion of our long term debt as a result of our refinancing completed in March 2015 and higher interest capitalization, partially offset by higher average debt balance compared to the three month period September 30, 2014.
Our income before income taxes was $7.4 million during the three month period ended September 30, 2015 compared to $6.5 million during the three month period ended September 30, 2014.

Our effective tax rate was (61.3)% on pre-tax income of $7.4 million during the three month period ended September 30, 2015 compared to 10.8% on pre-tax income of $6.5 million during the three month period ended September 30, 2014. Our provision for income tax expenses was a benefit of $4.5 million during the three month period ended September 30, 2015 compared to an income tax expense of $0.7 million during the three month period ended September 30, 2014. The decrease in income tax expense was due to a lower consolidated tax rate during the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014. The effective tax rate for the three month period ended September 30, 2015 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses.

Our net income before preferred stock dividends was $11.9 million during the three month period ended September 30, 2015 compared to $5.8 million during the three month period ended September 30, 2014.

We accrued $0.3 million for dividends on our preferred stock during the three month period ended September 30, 2015 and September 30, 2014. The dividends accrued at a rate of 8.25% during the three month period ended September 30, 2015 as compared to 7.75% during the three month period ended September 30, 2014.
Our net income applicable to common stockholders was $11.5 million during the three month period ended September 30, 2015 compared to $5.5 million during the three month period ended September 30, 2014.

The Canadian dollar weakened by 16.8% compared to the U.S. dollar during the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014, averaging approximately $0.764 USD per CDN during the three month period ended September 30, 2015 compared to approximately $0.918 USD per CDN during the three month period ended September 30, 2014. The Company's balance sheet translation rate decreased from $0.893 USD per CDN at September 30, 2014 to $0.749 USD per CDN at September 30, 2015.
During the three month period ended September 30, 2015, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense is incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014
Selected Financial and Operating Information

(USD in 000's)	Six months ended September 30, 2015	Six months ended September 30, 2014	$ Change	% Change
Revenue:
Freight and related revenue	$82,803	$82,715	88	0.1%
Fuel and other surcharges	9,527	14,864	(5,337)	(35.9)%
Outside voyage charter revenue	4,430	—	4,430	—%
Total	$96,760	$97,579	(819)	(0.8)%
Expenses:
Outside voyage charter fees	4,493	—	4,493	—%
Vessel operating expenses	56,586	61,639	(5,053)	(8.2)%
Repairs and maintenance	897	1,177	(280)	(23.8)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	$28,385	$28,564	(179)	(0.6)%
OPERATING INCOME	16,447	16,403	44	0.3%

Sailing Days:	2,506	2,489	17	0.7%
Number of vessels operated:	15	15	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$33,042	$33,232	$(190)	(0.6)%
Fuel and other surcharges	$3,802	$5,972	$(2,170)	(36.3)%

Expenses per Sailing Day:
Vessel operating expenses	$22,580	$24,765	$(2,185)	(8.8)%
Repairs and maintenance	$358	$473	$(115)	(24.3)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange during the six month periods ended September 30, 2015 and 2014 (USD in 000's):

	Six months ended September 30, 2015	Six months ended September 30, 2014
Operating Income	$16,447	$16,403
Depreciation	9,310	9,370
Amortization of drydock costs	1,767	1,712
Amortization of intangibles	556	616
Loss on foreign exchange	305	463

Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange	$28,385	$28,564

The following table summarizes the changes in the components of our revenue and certain expenses during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Six months ended September 30, 2014	2,489	$82,715	$14,864	$—	$97,579	$—	$61,639	$1,177	$6,199	$28,564
Changes in the six month period ended September 30, 2015
Change attributable to weaker Canadian dollar	—	(6,663)	(1,493)	(759)	(8,915)	(774)	(5,218)	(49)	(450)	(2,424)
Net change on a constant currency basis	17	6,751	(3,844)	—	2,907	—	165	(231)	650	2,323
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	5,189	5,189	5,267	—	—	—	(78)
Total Change	17	$88	$(5,337)	$4,430	$(819)	4,493	$(5,053)	(280)	200	(179)
Six months ended September 30, 2015	2,506	$82,803	$9,527	$4,430	$96,760	$4,493	$56,586	$897	$6,399	$28,385
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles and Loss (Gain) on Foreign Exchange.
Total revenue during the six month period ended September 30, 2015 was $96.8 million, a decrease of 0.8%, compared to $97.6 million during the six month period ended September 30, 2014. This decrease was primarily attributable to a weakened Canadian dollar, reduction in fuel surcharge, partially offset by an increase in tonnage carried and an associated increase in freight and related revenue, an increase in Sailing Days, which we define as days a vessel is crewed and available for sailing, the use of an outside chartered vessel, contractual price increases, improvements in commodity mix and water levels and a higher percentage of time spent in revenue loaded condition. On a constant currency basis, our total revenue increased 8.3%, or $8.1 million, during the fiscal period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Freight and other related revenue generated from Company-operated vessels increased $0.1 million, or 0.1%, to $82.8 million during the six month period ended September 30, 2015 compared to $82.7 million during the six month period ended September 30, 2014. On a constant currency basis, freight and other related revenue increased 8.2%, or $6.8 million, during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Our tonnage carried during the six month period ended September 30, 2015 increased 6.6% compared to the six month period ended September 30, 2014. We experienced delays in the start of the 2015 sailing season due to challenging weather conditions experienced in April 2015 albeit significantly less difficult than those experienced in the prior comparable period. During the six month period ended September 30, 2015, we experienced increases in tonnage carried in aggregates and grain of 18.0% and 6.0%, respectively, due to a return to more normal trade patterns at the start of the season, increase in demand of certain commodities and expanded market share for certain of the commodities that we carry, in each case when compared to the six month period ended September 30, 2014. Including outside voyage charter, our tonnage carried during the six month period ended September 30, 2015 increased 12.1% compared to the six month period ended September 30, 2014. Coal carried during the six month period ended September 30, 2015 trailed the six month period ended September 30, 2014, decreasing 19.8%. These decreases were primarily a result of changes in customer requirements and were not a result of a reduction in our market share.

We operated fifteen vessels (the “Operated Vessels”) and time chartered a sixteenth vessel during the six month period ended September 30, 2015 compared to operating 15 vessels during the six month period ended and September 30, 2014. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 183 Sailing Days in the first two fiscals quarter, assuming average weather conditions, no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. The Company’s Operated Vessels sailed an average of approximately 167 Sailing Days during the six month period ended September 30, 2015 compared to an average of 166 Sailing Days during the six month period ended September 30, 2014. Traditionally, Sailing Days in the month of April are more variable due to weather conditions at the start of the season. The Operated Vessels sailed for an average of 21 Sailing Days in April 2015 versus 15 Sailing Days in April 2014 out of a theoretical maximum of 30 Sailing Days. Our Operated Vessels operated at 91.3% of the theoretical maximum Sailing Days for the six month period ended September 30, 2015, primarily due to the delay in the start of the 2015 sailing season, compared to 90.7% of the theoretical maximum Sailing Days for the six month period ended September 30, 2014.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 177 Delay Days during the six month period ended September 30, 2015 compared to 203 Delay Days during the six month period ended September 30, 2014. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 7.1% during the six month period ended September 30, 2015 compared to 8.1% during the six month period ended September 30, 2014.

Freight and related revenue per Sailing Day decreased $190, or 0.6%, to $33,042 per Sailing Day during the six month period ended September 30, 2015 compared to $33,232 per Sailing Day during the six month period ended September 30, 2014. This revenue decrease was primarily due to the lower Canadian dollar, as well as a change in the mix of cargos carried, lost days on our time chartered vessels offset by an earlier start to the sailing season, higher pricing, higher water levels and the efficiency of trade patterns. On a constant currency basis, freight and related revenue per Sailing Day increased 7.4%, or $2,468 per Sailing Day, during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Outside voyage charter revenue equaled $4.4 million during the six month period ended September 30, 2015 compared to $nil during the six month period ended September 30, 2014. Outside voyage charter fees equaled $4.5 million during the six month period ended September 30, 2015 compared to $nil during the six month period ended September 30, 2014. Including the use of the outside voyage charter, our total tonnage carried increased by 12.1%. At or near the introduction of our newest vessel into service we will terminate the third party vessel charter. At such time the tonnage that we carried on the third party vessel that we are chartering will be carried by our newest vessel at what we believe will be profitability levels more consistent with our Operated Vessels.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Such increases and decreases in fuel surcharges impact margin percentages, but do not significantly impact our margin dollars. Fuel and other surcharges decreased $5.3 million, or 35.9%, to $9.5 million during the six month period ended September 30, 2015 compared to $14.9 million during the six month period ended September 30, 2014. Fuel and other surcharges per Sailing Day decreased by $2,170, or 36.3%, to $3,802 per Sailing Day during the six month period ended September 30, 2015 compared to $5,972 per Sailing Day during the six month period ended September 30, 2014. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar, partially offset by an increase in Sailing Days during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014. On a constant currency basis, fuel and other surcharges decreased 25.9%, or $3.8 million, during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Vessel operating expenses decreased $5.0 million, or 8.2%, to $56.6 million during the six month period ended September 30, 2015 compared to $61.6 million during the six month period ended September 30, 2014. These decreases were primarily due to a weaker Canadian dollar and reduced fuel prices, partially offset by an increase in Sailing Days during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014. Vessel operating expenses per Sailing Day decreased $2,185, or 8.8%, to $22,580 per Sailing Day during the six month period ended September 30, 2015 from $24,765 per Sailing Day during the six month period ended September 30, 2014. On a constant currency basis, vessel operating expenses increased 0.3%, or $0.2 million, during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.3 million to $0.9 million during the six month period ended September 30, 2015 from $1.2 million during the six month period ended September 30, 2014 primarily due to lower fitout costs as more boats were ready for sailing at the start of the 2015 season as compared to the

2014 sailing season. Repairs and maintenance per Sailing Day decreased $115, or 24.3%, to $358 per Sailing Day during the six month period ended September 30, 2015 from $473 per Sailing Day during the six month period ended September 30, 2014. On a constant currency basis, repairs and maintenance expenses decreased 19.6%, or $0.2 million, during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Our general and administrative expenses were $6.4 million during the six month period ended September 30, 2015 compared to $6.2 million during the six month period ended September 30, 2014. The increase was primarily due to non-recurring duplicative headcount costs resulting from changes in our management team, expenses associated with new hires, a modest increase in compensation and benefit expenses, and the payment of incentive compensation in the six month period ended September 30, 2015 and was offset by the weaker Canadian dollar. Our general and administrative expenses represented 7.7% of freight and related revenues during the six month period ended September 30, 2015 and 7.5% of freight and related revenues during the six month period ended September 30, 2014.
Depreciation expense was $9.3 million during the six month period ended September 30, 2015 and $9.4 million during the same period in 2014. This decrease was primarily attributable to a weaker Canadian dollar and was offset by winter 2015 capital expenditures during the six month period ended September 30, 2015.
Amortization of drydock costs was $1.8 million during the six month period ended September 30, 2015 and $1.7 million during the six month periods ended September 30, 2014. During the six month periods ended September 30, 2015 and September 30, 2014, the Company amortized the deferred drydock costs of thirteen and twelve vessels, respectively.
Loss on foreign exchange during the six month period ended September 30, 2015 was $0.3 million, as compared to a gain of $0.5 million during the six month period ended September 30, 2014. The losses was primarily related to a translation of $39.8 million USD denominated debt and carried on the balance sheet of the Canadian subsidiary.
As a result of the items described above, operating income during the six month periods ended September 30, 2015 and September 30, 2014 was $16.4 million.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange decreased $0.2 million, or 0.6%, from $28.6 million during the six month period ended September 30, 2014 to $28.4 million during the six month period ended September 30, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss (gain) on foreign exchange increased 7.9%, or $2.2 million, during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Interest expense, which is net of $0.7 million of capitalized interest and includes $0.6 million of amortization of deferred financing costs, decreased by $1.5 million or 19.9% to $6.0 million during the six month period ended September 30, 2015 from $7.5 million during the six month period ended September 30, 2014. This decrease in interest expense was primarily attributable to a lower interest rate on a portion of our long term debt as a result of our refinancing completed in March 2015 and higher interest capitalization, partially offset by higher average debt balance compared to the six month period September 30, 2014.
Our income before income taxes was $10.5 million during the six month period ended September 30, 2015 compared to $8.9 million during the six month period ended September 30, 2014.

Our effective tax rate for the six month period ended September 30, 2015 was (41.3)% on pre-tax income of $10.5 million, resulting in an income tax benefit of $4.3 million.  Other than statutory minimum foreign federal tax, none of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our effective tax rate for the six month period ended September 30, 2014 was 11.7% on pre-tax income of $8.9 million resulting in an income tax expense of $1.0 million.  The decrease in income tax expense was due to a lower consolidated tax rate during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.  The effective tax rate for the six month period ended September 30, 2015 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

Our net income before preferred stock dividends was $14.8 million during the six month period ended September 30, 2015 compared to $7.9 million during the six month period ended September 30, 2014.

We accrued $0.6 million for dividends on our preferred stock during the six month period ended September 30, 2015 and September 30, 2014. The dividends accrued at a rate of 8.25% during the six month period ended September 30, 2015 as compared to 7.75% during the six month period ended September 30, 2014.
Our net income applicable to common stockholders was $14.1 million during the six month period ended September 30, 2015 compared to $7.3 million during the six month period ended September 30, 2014.
The Canadian dollar weakened by 14.1% compared to the U.S. dollar during the six month period ended September 30, 2015 as compared to the six month period ended September 30, 2014, averaging approximately $0.789 USD per CDN during the six month period ended September 30, 2015 compared to approximately $0.918 USD per CDN during the six month period ended September 30, 2014. The Company's balance sheet translation rate decreased from $0.893 USD per CDN at September 30, 2014 to $0.749 USD per CDN at September 30, 2015.
During the three month period ended September 30, 2015, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense is incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices
During the six month periods ended September 30, 2015 and 2014, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the six month periods ended September 30, 2015 and September 30, 2014, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 14.1% during the six month period ended September 30, 2015 compared to the six month period ended September 30, 2014.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for the six month period ended September 30, 2015 and September 30, 2014. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash generated by operating activities during the six month period ended September 30, 2015 was $12.2 million, an increase of $1.2 million, from $10.9 million during the six month period ended September 30, 2014. The increase in cash generated was primarily attributable to higher net income compared to September 30, 2014.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the six month periods ended September 30, 2015 or 2014.
Net cash used in investing activities increased by $20.5 million to $38.1 million during the six month period ended September 30, 2015 from net cash used of $17.6 million during the six month period ended September 30, 2014. This increase was primarily due to capital expenditures on the conversion of our newest vessel to a self-unloading vessel.
Net cash provided by financing activities increased $17.1 million to $24.6 million provided during the six month period ended September 30, 2015 compared to $7.4 million provided during the six month period ended September 30, 2014. The increase is attributable to borrowings under our senior and subordinated credit facilities related to the payments for our vessel conversion project.
Debt

We had total debt outstanding of $196.8 million at September 30, 2015 which is comprised of amounts outstanding under our First Lien Credit Agreement of $118.7 million and our Amended Second Lien Credit Agreement of $78.1 million.

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

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of September 30, 2015, we were in compliance with these covenants.

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

The Amended Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of September 30, 2015, we were in compliance with these covenants.

The Amended Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that is required in connection with certain borrowings under the First Lien Credit Agreement.  This incremental loan was made on September 28, 2015.

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

As of September 30, 2015, the Company had $1.2 million of unpaid accrued dividends on its preferred stock for the six month period ended at September 30, 2015 compared to $0.6 million at March 31, 2015. As of September 30, 2015, the effective rate of preferred dividends was 8.25% as compared to 7.75% at March 31, 2015.
Investments in Capital Expenditures and Drydockings
We incurred $32.0 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2015, including $3.1 million of carryover from the 2015 winter season, compared to $10.8 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2014, including $4.1 million of carryover from the 2014 winter season.
Vessel Acquisition
On March 11, 2014, Lower Lakes (17) acquired the Lalandia swan from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. We currently plan to introduce this vessel into service in November 2015.
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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the second quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RAND LOGISTICS, INC.

Date:	November 4, 2015	/s/ Edward Levy
Edward Levy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2015	/s/ Mark S. Hiltwein
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

† Filed herewith.
*** Furnished herewith.