Form 10-Q/A
period 2015-09-30
Rand Logistics, Inc.
filed 2015-11-12
CIK 1294250

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

EXPLANATORY NOTE
               This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Rand Logistics, Inc. (the “Company”) for the quarterly period ended September 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to include as exhibits the corrected certifications of its Principal Executive Officer and Principal Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (the "Section 906 Certifications").  Although the Section 906 Certifications were filed with the SEC along with the Original Filing, such certifications contained a typographical error, inadvertently referring to the Company's Quarterly Report on Form 10-Q for the period ended “June 30, 2015” instead of “September 30, 2015”, as now reflected in the Section 906 Certifications filed herewith. At the time of the filing of the Original Filing with the SEC, the Company was in possession of manually-signed Section 906 Certifications that correctly referred to the period ended September 30, 2015.
               Items included in the Original Filing that are not amended by this Amendment No. 1 remain in effect as of the date of the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing.

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

RAND LOGISTICS, INC.

Date:	November 10, 2015	/s/ Edward Levy
Edward Levy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2015	/s/ Mark S. Hiltwein
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