Form 10-Q
period 2015-12-31
Rand Logistics, Inc.
filed 2016-02-09
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015
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

18,281,008 shares of Common Stock, par value $.0001, were outstanding at February 9, 2016.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2015	March 31, 2015
ASSETS
CURRENT
Cash and cash equivalents	$2,353	$3,298
Accounts receivable, net (Note 4)	13,482	2,764
Income taxes receivable	91	91
Prepaid expenses and other current assets (Notes 5 and 8)	5,183	5,957
Deferred income taxes (Note 6)	318	347
Total current assets	21,427	12,457
PROPERTY AND EQUIPMENT, NET (Note 7)	216,015	206,276
OTHER ASSETS (Note 8)	123	569
DEFERRED DRYDOCK COSTS, NET (Note 9)	5,823	7,590
INTANGIBLE ASSETS, NET (Note 10)	10,988	13,205
GOODWILL (Note 10)	10,193	10,193
Total assets	$264,569	$250,290
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	11,232	15,350
Accrued liabilities (Note 13)	9,306	7,628
Other current liability	173	166
Current portion of deferred payment liability	567	536
Total current liabilities	21,278	23,680
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	135	564
LONG-TERM DEBT (Note 14)	106,222	101,213
SUBORDINATED DEBT (Note 15)	78,126	72,500
OTHER LIABILITIES	445	479
DEFERRED INCOME TAXES (Note 6)	4,890	5,607
Total liabilities	211,096	204,043
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 299,060 shares (Note 18)	14,853	14,900
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,281,008 shares at December 31, 2015 and 18,035,427 shares at March 31, 2015 (Note 18)	1	1
Additional paid-in capital	90,728	90,130
Accumulated deficit	(41,021)	(50,972)
Accumulated other comprehensive loss	(11,088)	(7,812)
Total stockholders’ equity	53,473	46,247
Total liabilities and stockholders’ equity	$264,569	$250,290

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014
REVENUE
Freight and related revenue	$35,928	$41,965	$118,731	$124,680
Fuel and other surcharges	1,617	6,482	11,144	21,346
Outside voyage charter revenue	8,217	618	12,647	618
TOTAL REVENUE	45,762	49,065	142,522	146,644
EXPENSES
Outside voyage charter fees (Note 19)	8,250	605	12,743	605
Vessel operating expenses	24,370	29,846	80,956	91,485
Repairs and maintenance	220	60	1,117	1,237
General and administrative	3,811	3,498	10,210	9,697
Depreciation	4,782	4,613	14,092	13,983
Amortization of drydock costs	877	836	2,644	2,548
Amortization of intangibles	268	300	824	916
Loss on foreign exchange, net	92	290	397	753
Loss on termination of vessel lease (Note 16)	—	2,660	—	2,660
	42,670	42,708	122,983	123,884
OPERATING INCOME	3,092	6,357	19,539	22,760
OTHER INCOME AND EXPENSES
Interest expense (Note 20)	3,079	3,359	9,060	10,823
Interest income	(2)	(3)	(6)	(7)
	3,077	3,356	9,054	10,816
INCOME BEFORE INCOME TAXES	15	3,001	10,485	11,944
PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 6)
Deferred	3,862	(1,259)	(466)	(211)
	3,862	(1,259)	(466)	(211)
NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(3,847)	4,260	10,951	12,155
PREFERRED STOCK DIVIDENDS	351	291	1,000	872
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(4,198)	$3,969	$9,951	$11,283
Net (loss) income per share basic (Note 23)	$(0.23)	$0.22	$0.55	$0.63
Net (loss) income per share diluted (Note 23)	(0.23)	0.21	0.54	0.60
Weighted average shares basic	18,091,973	17,837,696	17,984,502	17,837,007
Weighted average shares diluted	18,091,973	20,362,406	20,396,276	20,377,191

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014

NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(3,847)	4,260	10,951	12,155
Other comprehensive (loss):
Change in foreign currency translation adjustment	(1,648)	(1,186)	(3,276)	(1,368)
COMPREHENSIVE (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(5,495)	3,074	7,675	10,787

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2014	300,000	$14,900	17,933,859	$1	$89,486	$(40,277)	$(3,363)	$60,747
Net loss	—	—	—	—	—	(9,420)	—	(9,420)
Preferred stock dividends	—	—	—	—	—	(1,168)	—	(1,168)
Restricted stock issued (Note 18)	—	—	103,315	—	610	—	—	610
Unrestricted stock issued (Note 18)	—	—	26,067	—	114	—	—	114
Stock repurchased and extinguished			(38,373)		(143)	(107)	—	(250)
Restricted stock units granted			10,559		63	—	—	63
Translation adjustment	—	—	—	—	—	—	(4,449)	(4,449)
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net income	—	—	—	—	—	2,931	—	2,931
Preferred stock dividends	—	—	—	—	—	(321)	—	(321)
Unrestricted stock issued (Note 18)	—	—	10,276	—	34	—	—	34
Restricted stock units granted	—	—	—	—	12	—	—	12
Translation adjustment	—	—	—	—	—	—	26	26
Balances, June 30, 2015	300,000	$14,900	18,045,703	$1	$90,176	$(48,362)	$(7,786)	$48,929
Net income	—	—	—	—	—	11,867	—	11,867
Preferred stock dividends	—	—	—	—	—	(328)	—	(328)
Unrestricted stock issued (Note 18)	—	—	16,810	—	36	—	—	36
Restricted stock units granted	—	—	—	—	15	—	—	15
Translation adjustment	—	—	—	—	—	—	(1,654)	(1,654)
Balances, September 30, 2015	300,000	$14,900	18,062,513	$1	$90,227	$(36,823)	$(9,440)	$58,865
Net loss	—	—	—	—	—	(3,847)	—	(3,847)
Preferred stock dividends	—	—	—	—	—	(351)	—	(351)
Restricted stock issued (Note 18)	—	—	13,801	—	25	—	—	25
Unrestricted stock issued (Note 18)	—	—	197,114	—	414	—	—	414
Restricted stock units granted	—	—	—	—	15	—	—	15
Preferred stock conversion to common stock	(940)	(47)	7,580	—	47	—	—	—
Translation adjustment	—	—	—	—	—	—	(1,648)	(1,648)
Balances, December 31, 2015	299,060	$14,853	18,281,008	$1	$90,728	$(41,021)	$(11,088)	$53,473
 The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended December 31, 2015	Nine months ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,951	$12,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	16,736	16,531
Amortization of intangibles and deferred financing costs	1,782	1,908
Deferred income taxes	(466)	(211)
Loss on leasehold improvements written off in lease termination	—	1,489
Equity compensation granted	551	734
Unrealized foreign exchange loss	3,183	1,505
Deferred drydock costs paid	(1,909)	(2,110)
Changes in operating assets and liabilities:
Accounts receivable	(10,718)	(13,925)
Prepaid expenses and other current assets	774	206
Accounts payable and accrued liabilities	4,988	4,436
Other assets and liabilities, net	419	47
Income taxes payable (net)	—	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,291	22,665
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(40,808)	(20,285)
NET CASH USED IN INVESTING ACTIVITIES	(40,808)	(20,285)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(398)	(370)
Proceeds from long-term debt	35,486	—
Shares repurchased and extinguished	—	(250)
Long-term debt repayment	(21,100)	(517)
Debt financing cost	(530)	(426)
Proceeds from bank indebtedness	—	19,767
Repayment of bank indebtedness	—	(16,748)
Payment of preferred stock dividend	—	(581)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,458	875
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	114	(183)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(945)	3,072
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,298	2,602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,353	$5,674
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$7,632	$9,783
Unpaid purchases of property and equipment	$1,213	$524
Unpaid purchases of deferred drydock costs	$29	$—
Payment of income taxes	$1	$100

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

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative consolidated balance sheet amounts and the consolidated statement of stockholders' equity for the year ended March 31, 2015 are derived from the audited consolidated financial statements for the fiscal year ended March 31, 2015. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Vessel acquisitions

Vessels are stated at cost, which consists of the purchase price and any material incremental expenditures incurred upon acquisition, such as initial repairs, improvements, delivery expenses and other expenditures to prepare the vessel for its initial voyage. Subsequent expenditures for conversions and major improvements are also capitalized when they appreciably extend the life, increase the earnings capacity or improve the efficiency or safety of the vessels. Significant financing costs incurred during the construction period of the vessels are also capitalized and included in the vessels' cost.

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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs, trademarks, trade names and customer relationships and contracts. Intangible assets are amortized as follows:

Trademarks and trade names	10 years straight-line
Customer relationships and contracts	15 years straight-line

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods for property and equipment are as follows:

Vessels	5 - 30 years straight-line
Leasehold improvements	7 - 11 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of fixed assets and finite-lived intangible assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer lists) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset group (e.g. tugs and barges), might be no longer recoverable. Examples of such triggering events include, but are not limited to a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) or group of asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2015, and there are no assets for sale as of December 31, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting principles generally accepted in the United States ("US GAAP") requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2015, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the nine month period ended December 31, 2015.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in the preparation of these consolidated financial statements include the assumptions used in determining the useful lives of long-lived assets, the assumptions used in determining whether assets are impaired, the assumptions used in determining the valuation allowance for deferred income tax assets and the assumptions used in stock-based compensation awards. Actual results could differ from those estimates.

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

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $nil as of December 31, 2015 and $nil as of March 31, 2015. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pay any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2015	March 31, 2015
Prepaid insurance	$268	$160
Fuel and lubricant inventories	3,679	4,018
Deposits and other prepaids	1,236	1,779
	$5,183	$5,957

6.	INCOME TAXES

The Company's effective tax rate for the nine month period ended December 31, 2015 was a deferred tax benefit of 4.4% compared to a deferred tax benefit of 1.8% for the nine month period ended December 31, 2014. The decrease in effective tax rate was primarily due to the implementation of a Federal valuation allowance against the Canadian net deferred tax assets relating to capital losses and implementation of a U.S. state valuation allowance against the U.S. state net deferred tax assets, which are primarily net operating losses. For state tax purposes, the Company is in a small net deferred tax liability position before the consideration of the valuation allowance at December 31, 2015. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carry forwards. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of December 31, 2015.

The effective tax rate for the nine month period ended December 31, 2015 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the nine month periods ended December 31, 2015 and December 31, 2014.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	December 31, 2015	March 31, 2015
Cost
Vessels	$299,649	$279,785
Leasehold improvements	96	102
Furniture and equipment	548	563
Vehicles	15	16
Computer, communication equipment and purchased software	2,997	2,901
	$303,305	$283,367
Accumulated depreciation
Vessels	$84,877	$74,794
Leasehold improvements	83	78
Furniture and equipment	318	283
Vehicles	12	13
Computer, communication equipment and purchased software	2,000	1,923
	87,290	77,091
	$216,015	$206,276

Property and equipment as of December 31, 2015 includes capitalized interest during the nine month period ended December 31, 2015 of $1,161 ($734 for the fiscal year ended March 31, 2015).

8.	OTHER ASSETS

Other assets include certain customer contract related expenditures, which are amortized over a five-year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	December 31, 2015	March 31, 2015
Customer contract costs	$269	$533
Prepaid expenses and other assets	5,037	5,993
Total	$5,306	$6,526

Current portion (Note 5)	5,183	5,957

Other long term assets	$123	$569

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	December 31, 2015	March 31, 2015
Drydock expenditures	$15,828	$16,607
Accumulated amortization	(10,005)	(9,017)
	$5,823	$7,590

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	2,239
Amortization of drydock costs	(3,343)
Foreign currency translation adjustment	(627)
Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	1,385
Amortization of drydock costs	(2,644)
Foreign currency translation adjustment	(508)
Balance as of December 31, 2015	$5,823

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	December 31, 2015	March 31, 2015
Intangible assets:
Deferred financing costs	$6,638	$6,787
Trademarks and trade names	816	866
Customer relationships and contracts	14,501	15,378
Total identifiable intangibles	$21,955	$23,031
Accumulated amortization:
Deferred financing costs	$1,586	$686
Trademarks and trade names	802	785
Customer relationships and contracts	8,579	8,355
Total accumulated amortization	10,967	9,826
Net intangible assets	$10,988	$13,205
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

December 31, 2016	$2,233
December 31, 2017	2,219
December 31, 2018	2,218
December 31, 2019	2,124
December 31, 2020	1,106
$9,900

11.	VESSEL ACQUISITION

On March 11, 2014, Lower Lakes entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS (the "Seller"), pursuant to which Lower Lakes purchased the Lalandia Swan from the Seller for a purchase price of $7,000. Lower Lakes subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated debt described in Note 15. The vessel was converted to a self-unloading vessel. The Lalandia Swan was renamed the M.V. Manitoulin. The vessel was placed into service in November 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	BANK INDEBTEDNESS

As explained in Note 14, the outstanding amount under operating lines of credit under the Fourth Amended and Restated Credit Agreement as of March 27, 2015 were paid out of the proceeds of the Credit Agreement, as defined therein.

As discussed in detail in Note 14, on March 11, 2014, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, and Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair and Lower Lakes (17), and the Company as guarantors, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), with General Electric Capital Corporation, as agent and a lender, and certain other lenders, which amended and restated the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) entered into on August 30, 2012, as the same was amended from time to time.

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

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2015	March 31, 2015
Deferred financing and other transaction costs	$—	$396
Payroll compensation and benefits	2,358	1,575
Preferred stock dividends	1,587	587
Professional fees	419	340
Interest	2,241	1,771
Winter work, deferred drydock expenditures and capital expenditures	140	1,293
Capital and franchise taxes	4	30
Other	2,557	1,636
	$9,306	$7,628

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		December 31, 2015	March 31, 2015
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	40,462	44,213

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	65,760	57,000
		$106,222	$101,213
	Less amounts due within 12 months	—	—
		$106,222	$101,213

The effective interest rates at December 31, 2015 were 3.58% (3.75% at March 31, 2015) on the Canadian Revolving Facility and 3.08% (3.03% at March 31, 2015) on the U.S. Revolving Facility.

On March 27, 2015, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holding, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the Credit Agreement (collectively, the “US Guarantors”). Lower Lakes (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the Credit Agreement and are direct or indirect wholly-owned subsidiaries of the Company (collectively, the “Canadian Guarantors”; and together with the US Guarantors, the “Guarantors”). The proceeds of the Credit Agreement were used to extinguish certain indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of December 31, 2015.

The Credit Agreement contains certain negative covenants, including those limiting the Guarantors’, the Borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Agreement requires the Borrowers to maintain certain financial ratios. The Credit Agreement also contains affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Credit Facilities. As of December 31, 2015, the Company was not in compliance with certain covenants contained in the Credit Agreement. As discussed in Note 24, on February 9, 2016, the Company and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. Other than such breaches, as of December 31, 2015, the Company was otherwise in compliance with the covenants set forth in the Credit Agreement.

As of December 31, 2015, the Company had credit availability of USD $63,364 on the Credit Facilities based on eligible receivables and vessel collateral value.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    LONG-TERM DEBT (continued)

On March 11, 2014, Lower Lakes, Lower Lakes Transportation, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair, Lower Lakes (17) and the Company, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders, entered into a Fourth Amended and Restated Credit Agreement (the "Fourth Amended and Restated Credit Agreement"), which (i) amended and restated the existing Third Amended and Restated Credit Agreement to which the borrowers were a party, dated as of August 30, 2012, as the same has been amended from time to time, in its entirety, (ii) consolidated the existing U.S. term loans into a single term loan, (iii) provided for certain new loans and (iv) provided working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Fourth Amended and Restated Credit Agreement provided for (i) a revolving credit facility under which Lower Lakes could borrow up to CDN $17,500 with a seasonal overadvance facility of the lesser of US $17,000 or CDN $17,500 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes Transportation, and a swing line facility of CDN $4,000, subject to limitations, (ii) a revolving credit facility under which Lower Lakes Transportation could borrow up to US $17,500 with a seasonal overadvance facility of US $17,000 less the principal amount outstanding under the seasonal overadvance facility for Lower Lakes, and a swing line facility of US $50 subject to limitations, (iii) the continuation of an existing Canadian dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of CDN $54,882 as of the date of the Fourth Amended and Restated Credit Agreement (the “CDN Term Loan”) and (iv) the modification and continuation of a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the lenders in the amount of $55,246 as of the date of the Fourth Amended and Restated Credit Agreement (the “U.S. Term Loan”).

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    LONG-TERM DEBT (continued)

Obligations under the Fourth Amended and Restated Credit Agreement were secured by (i) a first priority lien and security interest on all of the borrowers’ and guarantors’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired, (ii) a pledge by Rand LL Holdings of all of the outstanding capital stock of the borrowers other than Black Creek and Lower Lakes, and a pledge of 65% of the outstanding capital stock of Lower Lakes, (iii) a pledge by Black Creek Holdings of all of the outstanding capital stock of Black Creek, (iv) a pledge by Lower Lakes of all of the outstanding capital stock of Lower Lakes Ship Repair and Lower Lakes (17) and (v) a pledge by the Company of all of the outstanding capital stock of Rand LL Holdings, Rand Finance and Black Creek Holdings. The indebtedness of each domestic borrower under the Fourth Amended and Restated Credit Agreement was unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty was secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guaranteed the obligations of the Canadian borrower and each Canadian guarantor guaranteed the obligations of the Canadian borrower. Under the Fourth Amended and Restated Credit Agreement, the borrowers were required to make mandatory prepayments of principal on term loan borrowings (i) if the outstanding balance of the term loans plus the outstanding balance of the seasonal facilities exceeded the sum of 85% of the orderly liquidation value of the vessels owned by the borrowers, less the amount of outstanding liens against the vessels with priority over the lenders’ liens, in an amount equal to such excess, (ii) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom and (iii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		December 31, 2015	March 31, 2015
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$39,826	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		$78,126	$72,500

On March 11, 2014, Lower Lakes, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Term Loan Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500. On September 28, 2015, the Company added $5,626 to the Second Lien CDN Term loan to fund certain shipyard payments in connection with the conversion of an acquired vessel to a self-unloader vessel (see Note 11).

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

On April 11, 2014, the Company and certain of its subsidiaries entered into a First Amendment (the "First Amendment") to the Term Loan Credit Agreement. The First Amendment extended the due date of certain post-closing deliverables. In connection with the Credit Agreement described above, on March 27, 2015 the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Term Loan Credit Agreement (as amended, the “Amended Second Lien Credit Agreement”). The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof.
As of December 31, 2015, the Company was not in compliance with certain covenants contained in the Amended Second Lien Credit Agreement. As discussed in Note 24, on February 9, 2016, the Company and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders. Other than such breaches, as of December 31, 2015, the Company was otherwise in compliance with the covenants set forth in the Amended Second Lien Credit Agreement.

Intercreditor Agreement

Also on March 11, 2014, Lower Lakes, Lower Lakes Transportation, Grand River, Black Creek, Lower Lakes Ship Repair, the Company, Rand LL Holdings, Rand Finance, Black Creek Holdings and Lower Lakes (17) (collectively, the “Credit Parties”), General Electric Capital Corporation, as agent for the lenders under the Fourth Amended and Restated Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Term Loan Credit Agreement (the “Second Lien Lenders”), entered into an Intercreditor Agreement (the “GE Intercreditor Agreement”), pursuant to which the Second Lien Lenders agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and further agreed to subordinate their liens on the assets of the Credit Parties to the liens granted in favor of the First Lien Lenders. Absent the occurrence of an Event of Default under the Fourth Amended and Restated Credit Agreement, the Second Lien Lenders were permitted to receive regularly scheduled principal and interest payments under the Term Loan Credit Agreement.

In connection with the Credit Agreement and Amended Second Lien Credit Agreement described above, on March 27, 2015, the Company and certain of its subsidiaries (collectively, the "New Credit Parties") entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the Credit Agreement (the “New First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Amended Second Lien Credit Agreement (the “New Second Lien Lenders”).

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

The Company did not have any leases which met the criteria of a capital lease as of December 31, 2015. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014

Operating leases	$141	$150	$410	$445
Operating sublease	41	41	124	121
	$182	$191	$534	$566

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

December 31, 2016	$456
December 31, 2017	406
December 31, 2018	352
December 31, 2019	265
December 31, 2020	167
Thereafter	178
$1,824

The Company was a party to a bareboat charter agreement for the McKee Sons barge that was to expire in December 2018. On December 22, 2014, the Company terminated this bareboat charter agreement. The costs associated with such termination, including write-off of net book value of leasehold improvements and vessel delivery cost, were $2,660.

As of December 31, 2015, the Company had signed contractual commitments with several suppliers totaling $3,434 ($19,707 as of March 31, 2015) in connection with capital expenditures and dry-dock projects due in less than one year.

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from allision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2015, an accrual of $327 ($247 as of March 31, 2015) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims.

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

On February 11, 2011, in connection with the Company's acquisition of two vessels, the Company issued 1,305,963 shares of the Company’s common stock to the seller of such vessels. Such shares were valued at the average of high and low per share price on that day of $5.175.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. On March 3, 2006, the Company issued 300,000 shares of series A convertible preferred stock. The shares of the Company's series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each series A convertible preferred share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. In December 2015, 940 shares of series A convertible preferred stock were converted into common stock at a conversion price of $6.20 per share.

The accrued preferred stock dividends payable at December 31, 2015 were $1,587 and at March 31, 2015 were $587. As of December 31, 2015, the effective dividend rate of the preferred stock was 8.75%. As of March 31, 2015, the effective dividend rate of the preferred stock was 7.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2015, a total of 308,399 shares (429,634 shares at March 31, 2015) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense
				Vesting	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	—	33	—	99
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	—	23	—	68
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	40	26	91	76
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	129	60	263	94
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	1	—	1	—
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	1	—	1	—
				Three years in equal installments on each of March 31.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through December 31, 2015 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For nine month period ended December 31, 2015, the Company awarded 51,553 shares for services provided from April 1, 2015 through December 31, 2015. Grant date market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

On July 31, 2008, the Company’s Board of Directors authorized management to make payments effective as of that date to the participants in the management bonus program. Pursuant to the terms of the management bonus program, the Company issued 478,232 shares of common stock to such employee participants. On October 27, 2015, the Company issued 111,025 shares to two executives pursuant to the terms of their severance agreements.

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2015 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on market prices at the date of grant. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant. Expected volatility for the fiscal 2009 grants was based on the prior 26 week period, which reflected trading and volume after the Company made major announcements on acquisitions and capital investments. Expected volatility was 39.49% for the fiscal 2009 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of December 31, 2015. During the nine months ended December 31, 2015 306,766 options expired. Options outstanding (173,019) at December 31, 2015, had a remaining weighted average contractual life of approximately two years and four months.  The Company recorded compensation expenses related to such stock options of $Nil for the three and nine month periods ended December 31, 2015 and December 31, 2014. None of the outstanding stock options were in-the money as of December 31, 2015 or March 31, 2015.

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through December 31, 2015.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the three and nine month periods ended December 31, 2015 and December 31, 2014.

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

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low sale prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and U.S. employees for a bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On December 8, 2015, the Company issued 61,622 shares to eligible Canadian and U.S. employees for an incentive compensation at the average of the high and low trading prices of the Company’s common stock on the date of grant.

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $15 for the three month period ended December 31, 2015 and $45 for the nine month period ended December 31, 2015 compared to $20 for the three month period ended December 31, 2014 and $40 for the nine month period ended December 31, 2014. On the first vesting date of March 31, 2015, 10,559 shares vested.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Bank indebtedness	$—	$92	$—	$426
Amortization of deferred financing costs	318	326	958	992
Long-term debt-senior	994	1,237	3,008	3,756
Long-term debt-subordinated	2,162	2,022	6,163	5,975
Interest rate caps	1	2	6	7
Deferred payment liability	15	23	51	78
Other interest	35	—	35	—
Interest capitalized	(446)	(343)	(1,161)	(411)
	$3,079	$3,359	$9,060	$10,823

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014

Revenue by country:
Canada	$28,955	$28,065	$82,221	$83,277
United States	16,807	21,000	60,301	63,367
	$45,762	$49,065	$142,522	$146,644

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2015	March 31, 2015
Property and equipment, net by country:
Canada	$107,291	$92,436
United States	108,724	113,840
	$216,015	$206,276
Intangible assets, net by country:
Canada	$5,983	$7,457
United States	5,005	5,748
	$10,988	$13,205
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$138,966	$122,395
United States	125,603	127,895
	$264,569	$250,290

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, senior and subordinated debts, a deferred payment liability and accrued liabilities.  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior and subordinated debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The deferred payment liabilities are valued based on the interest rate of similar debt in the open market.

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of December 31, 2015 and March 31, 2015:

	Fair value measurements at			Fair value measurements at
	December 31, 2015			March 31, 2015
	Carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$(318)	$—	$(318)	$573	$—	$573

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. This contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month period ended December 31, 2015.

The Company recorded a payable of $318 as of December 31, 2015 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes. For the three month period ended December 31, 2015, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $1,371 ($1,668 for three month period ended December 31, 2014) and $2,855 for the nine month period ended December 31, 2015 ($1,231 for the nine month period ended December 31, 2014). This gain is included in the Company’s earnings and the fair value of settlement costs to terminate the contract is included in current liabilities on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2015	Fair Value as at March 31, 2015
Foreign currency hedge contracts	(Accrued liabilities)/accounts receivables	$(318)	$573

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (loss) gain -Recognized in earnings	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Foreign currency hedge contracts	Loss on foreign exchange	$(1,371)	$(1,668)	$(2,855)	$(1,231)

Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar, and the Canadian dollar.  As discussed above, in August 2014, the Company commenced entering into rolling foreign currency hedge contracts to mitigate currency fluctuation risk on its U.S. dollar denominated subordinated debt owed by Lower Lakes. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

Interest rate risk

The Company is exposed to fluctuations in interest rates as a result of its banking facilities and senior debt bearing variable interest rates.

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its then outstanding term debt on the date of such contracts at a cap of three month LIBOR at 2.5% on its U.S. Term Debt borrowings and a cap of three month BA rates at 3.0% on its Canadian Term Debt borrowings. The notional amount on each of these instruments decreased with each scheduled principal payment of the term loan under the Third Amended and Restated Credit Agreement, notwithstanding the termination of such agreement. The interest rate cap contracts terminated on December 1, 2015.

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

The Company had a total of 18,281,008 shares of common stock issued and outstanding as of December 31, 2015, out of an authorized total of 50,000,000 shares. The fully diluted calculation utilizes a total of 20,503,077 and 20,396,276 shares for the three and nine month periods ended December 31, 2015, respectively and 20,362,406 and 20,377,191 for the three and nine month periods ended December 31, 2014, respectively. Since the calculation for three month period ended December 31, 2015 is anti-dilutive, the basic and fully diluted weighted average shares outstanding are 18,091,973. The convertible preferred shares outstanding as of December 31, 2015 convert to an aggregate of 2,411,774 common shares based on a conversion price of $6.20.

	Three months ended December 31, 2015	Three months ended December 31, 2014	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Numerator:
Net (loss) income before preferred dividends	$(3,847)	$4,260	$10,951	$12,155
Preferred stock dividends	(351)	(291)	(1,000)	(872)
Net (loss) income applicable to common stockholders	$(4,198)	$3,969	$9,951	$11,283
Denominator:
Weighted average common shares for basic EPS	18,091,973	17,837,696	17,984,502	17,837,007
Effect of dilutive securities:
Average price during period	2.07	4.81	2.71	5.71
Long term incentive stock option plan	476,451	479,785	478,674	479,785
Average exercise price of stock options	5.66	5.66	5.66	5.66
Shares that could be acquired with the proceeds of options	—	—	—	475,662
Dilutive shares due to options	—	—	—	4,123
Restricted Stock Units (RSU)-unvested	19,491	30,050	19,491	20,543
Average grant date fair value of unvested RSU	5.99	5.99	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	—	—	—
Dilutive shares due to RSU	—	—	—	—
Incremental shares due to unvested restricted shares	—	—	—	—
Weighted average convertible preferred shares at $6.20	2,411,774	2,419,355	2,411,774	2,419,355
Weighted average common shares for diluted EPS	18,091,973	20,362,406	20,396,276	20,377,191
Basic EPS	$(0.23)	$0.22	$0.55	$0.63
Diluted EPS	$(0.23)	$0.21	$0.54	$0.60

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

24.	SUBSEQUENT EVENT

On February 9, 2016, the parties to the First Lien Credit Agreement executed an Amendment No. 1 and Waiver Agreement pursuant to which the lenders under the First Lien Credit Agreement waived certain covenant breaches which existed as of December 31, 2015.

On February 9, 2016, the parties to the Amended Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the lenders under the Second Lien Credit Agreement waived certain covenant breaches which existed as of December 31, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
All dollar amounts are presented in millions except share, per share and per day amounts.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2015. The use of the term "GAAP" herein refers to Generally Accepted Accounting Principles in the United States of America.

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

•	our capital resources and the adequacy thereof, including our ability to obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;

•	our expected capital spending or operating expenses, including drydocking and insurance costs;

•	our ability to comply with applicable regulations and our debt covenants;

•	changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and

•	assumptions regarding any of the foregoing.

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

Overview
Business
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. ("Lower Lakes") with its subsidiary Lower Lakes Transportation Company ("Lower Lakes Transportation") and its affiliate, Grand River Navigation Company, Inc. ("Grand River"). Subsequent to our acquisition of Lower Lakes Towing, Lower Lakes Transportation and Grand River, we have added eleven vessels to our fleet through acquisition transactions and we retired three smaller vessels.
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
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes. Lower Lakes has grown from its origin as a small tug and barge operator to a full service shipping company with a combined fleet of sixteen cargo-carrying vessels operating in Canada and the United States. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and the leading service provider in the River Class market segment. We transport construction aggregates, salt, grain, coal, iron ore and other dry bulk commodities for customers in the construction, electric utility, food and integrated steel industries.
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
Lower Lakes' fleet consists of six self-unloading bulk carriers and four conventional bulk carriers in Canada and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns the nine Canadian vessels and Lower Lakes (17) owns the tenth Canadian vessel. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.
Recent Developments and Vessel Acquisitions

On March 11, 2014, Lower Lakes (17) acquired the Lalandia Swan from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. The vessel was placed in service in November 2015.

Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including, when applicable, (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, certain one-time equity based severance costs and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under GAAP and the accompanying reconciliations, provide useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, certain one-time equity based severance costs and loss on termination of vessel lease and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014
Selected Financial and Operating Information

(USD in 000's)	Three months ended December 31, 2015	Three months ended December 31, 2014	$ Change	% Change
Revenue:
Freight and related revenue	$35,928	$41,965	(6,037)	(14.4)%
Fuel and other surcharges	1,617	6,482	(4,865)	(75.1)%
Outside voyage charter revenue	8,217	618	7,599	1,229.6%
Total	$45,762	$49,065	(3,303)	(6.7)%
Expenses:
Outside voyage charter fees	8,250	605	7,645	1,263.6%
Vessel operating expenses	24,370	29,846	(5,476)	(18.3)%
Repairs and maintenance	220	60	160	266.7%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease.	$9,654	$15,056	(5,402)	(35.9)%
OPERATING INCOME	3,092	6,357	(3,265)	(51.4)%

Sailing Days:	1,292	1,361	(69)	(5.1)%
Number of vessels operated:	16	15	1	6.7%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,808	$30,834	$(3,026)	(9.8)%
Fuel and other surcharges	$1,252	$4,763	$(3,511)	(73.7)%

Expenses per Sailing Day:
Vessel operating expenses	$18,862	$21,929	$(3,067)	(14.0)%
Repairs and maintenance	$170	$44	$126	286.4%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease during the three month periods ended December 31, 2015 and 2014 (USD in 000's):

	Three months ended December 31, 2015	Three months ended December 31, 2014
Operating Income	$3,092	$6,357
Depreciation	4,782	4,613
Amortization of drydock costs	877	836
Amortization of intangibles	268	300
Loss on foreign exchange	92	290
One-time equity based severance costs	543	—
Loss on termination of vessel lease	—	2,660
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles , loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease.	$9,654	$15,056

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three months ended December 31, 2014	1,361	$41,965	$6,482	$618	$49,065	$605	$29,846	$60	$3,498	$15,056
Changes in the three month period ended December 31, 2015
Change attributable to weaker Canadian dollar	—	(3,243)	(408)	(1,467)	(5,118)	(1,473)	(2,354)	(20)	(233)	(1,038)
Net change on a constant currency basis	(69)	(2,794)	(4,457)	—	(7,251)	—	(3,122)	180	546	(4,855)
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	9,066	9,066	9,118	—	—	—	(52)
Total Change	(69)	$(6,037)	$(4,865)	$7,599	$(3,303)	7,645	$(5,476)	160	313	(5,945)
Three months ended December 31, 2015	1,292	$35,928	$1,617	$8,217	$45,762	$8,250	$24,370	$220	$3,811	$9,111
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles and Loss on Foreign Exchange, one-time equity based severance costs and loss on termination of vessel lease.
Total revenue during the three month period ended December 31, 2015 was $45.8 million, a decrease of 6.7%, compared to $49.1 million during the three month period ended December 31, 2014. This decrease was primarily attributable to a weaker Canadian dollar, reduction in fuel surcharges and a 69 day decrease in Sailing Days (which we define as days a vessel is crewed and available for sailing). These were partially offset by contractual price increases, higher water levels and a $7.6 million increase in outside vessel charter revenue. The increase in outside vessel charter revenue relates to a large customer that experienced liquidity issues in the quarter as well as a supply chain interruption caused by litigation with one of its suppliers. The customer filed for creditors protection under the Company’s Creditors Arrangement Act (CCA) in November 2015. The deferred inventory replenishment resulting from the liquidity event caused us to experience inefficient trade pattern density. In addition the subsequent alternative supply chain solution included loading ports which were not economically feasible with our own vessels. Subsequent to their filing, to address their depleted on hand raw material inventory and meet their winter needs before the end of the sailing season, they compressed a dramatic amount of purchasing into a 60 day window. The combination of these factors resulted in our inability to provide adequate internal vessel capacity or trade pattern flexibility to meet their revised replenishment needs. On a constant currency basis, our total revenue increased 3.7%, or $1.8 million, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Freight and other related revenue generated from Company-operated vessels decreased $6 million, or 14.4%, to $36 million during the three month period ended December 31, 2015 compared to $42 million during the three month period ended December 31, 2014. The decline was primarily a result of the aforementioned CCA filing and change in supply chain of a significant customer, a 69 day decrease in Sailing Days and a weaker Canadian dollar. On a constant currency basis, freight and other related revenue decreased 6.7%, or $2.8 million, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Total tons hauled during the three month period ended December 31, 2015, including tons carried on outside vessel charter equipment decreased by 5.2% compared to the three month period ended December 31, 2014. Our tonnage carried on vessels that we operated during the three month period ended December 31, 2015 decreased 17.2% compared to the three month period ended December 31, 2014.  During the three month period ended December 31, 2015, we experienced increases in tonnage carried in salt and coke of 4.5% and 39.9% respectively, on the vessels that we operated. Total iron ore tons carried , including tons carried on outside vessel charter equipment, increased by 12.4% during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014. However, iron ore tons carried on vessels we operated decreased by 37.7% in the quarter ended December 31, 2015 compared to the comparable quarter last year due to the aforementioned liquidity and subsequent CCA filing of a major customer in the quarter. Aggregates tonnage hauled in the three months ended December 31, 2015 decreased 15.9% on the vessels that we operated during the quarter ended December 31, 2015 compared to the same quarter last year due primarily to a decline for aggregates used in industrial applications.

We operated fifteen vessels and introduced our 16th vessel into service on November 22, 2015 (the “Operated Vessels”) during the three month period ended December 31, 2015 compared to operating fifteen vessels during the three month period ended December 31, 2014. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 92 Sailing Days in our third fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups. With the exception of the vessel we introduced into service on November 22, 2015, the Company’s Operated Vessels sailed an average of approximately 84 Sailing Days during the three month period ended December 31, 2015 compared to an average of 91 Sailing Days during the three month period ended December 31, 2014. Our Operated Vessels exclusive of our newly introduced vessel operated for 90.8% of the theoretical maximum Sailing Days for the three month period ended December 31, 2015, compared to 98.6% of the theoretical maximum Sailing Days for the three month period ended December 31, 2014. Approximately 44 of the lost Sailing days during the three month period ended December 31, 2015 were associated with vessels that are operating under time charter agreements. Time charter agreements allow our customers the certainty of vessel capacity and in return the chartering customer continues to pay a reduced daily charter rate if the vessel does not sail. We were unable to economically utilize the remaining lost Sailing Days to haul tonnage for the aforementioned customer who filed for CCA protection.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 156 Delay Days during the three month period ended December 31, 2015 compared to 139 Delay Days during the three month period ended December 31, 2014. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 12.0% during the three month period ended December 31, 2015 compared to 10.2% during the three month period ended December 31, 2014.

Freight and related revenue per Sailing Day decreased $3,026, or 9.8%, to $27,808 per Sailing Day during the three month period ended December 31, 2015 compared to $30,834 per Sailing Day during the three month period ended December 31, 2014. This revenue decrease was primarily due to a lower Canadian dollar, inefficient trade patterns, cargo mix and lower revenue earned with vessels operating under time charter that did not sail for 42 days out of a theoretical maximum of 92 days. On a constant currency basis, freight and related revenue per Sailing Day decreased 1.7% or $516 per Sailing Day during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $4.9 million, or 75.1%, to $1.6 million during the three month period ended December 31, 2015 compared to $6.5 million during the three month period ended December 31, 2014. Fuel and other surcharges per Sailing Day decreased by $3,511, or 73.7%, to $1,252 per Sailing Day during the three month period ended December 31, 2015 compared to $4,763 per Sailing Day during the three month period ended December 31, 2014. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014. On a constant currency basis, fuel and other surcharges decreased 68.8%, or $4.5 million, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Vessel operating expenses decreased $5.5 million, or 18.3%, to $24.4 million during the three month period ended December 31, 2015 compared to $29.9 million during the three month period ended December 31, 2014. These decreases were primarily due to a weaker Canadian dollar and reduced fuel prices, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014. Vessel operating expenses per Sailing Day decreased $3,067, or 14.0%, to $18,862 per Sailing Day during the three month period ended December 31, 2015 from $21,929 per Sailing Day during the three month period ended December 31, 2014. On a constant currency basis, vessel operating expenses decreased 10.5%, or $3.1 million, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $160 thousand to $220 thousand during the three month period ended December 31, 2015 primarily due to higher layup and winter work charges related to our time chartered vessels and certain US vessels compared to the 2014 sailing season. Repairs and maintenance per Sailing

Day increased $126 to $170 per Sailing Day during the three month period ended December 31, 2015. On a constant currency basis, repairs and maintenance expenses increased $180 thousand, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Our general and administrative expenses were $3.8 million during the three month period ended December 31, 2015 compared to $3.5 million during the three month period ended December 31, 2014. We incurred a one-time expense of $0.5 million associated with equity based severance costs for two executives. Excluding this one-time charge, compensation and benefits expenses increased modestly but were offset by a weaker Canadian dollar. Our general and administrative expenses before the one-time charge equaled 9.1% and 8.3% of freight and related revenue during the three month period ended December 31, 2015 and December 31, 2014, respectively
Depreciation expense was $4.8 million during the three month period ended December 31, 2015 and $4.6 million for the same period in 2014. This increase of $0.2 million during the three month period ended December 31, 2015 was primarily attributable to winter 2015 capital expenditures and depreciation attributable to the newest vessel offset by a weaker Canadian dollar.
Amortization of drydock costs was $0.9 million during the three month periods ended December 31, 2015 and $0.8 million during the three month period ended December 31, 2014. During each of these periods, the Company amortized the deferred drydock costs of thirteen of its vessels.
Loss on foreign exchange during the three month period ended December 31, 2015 was $92 thousand, as compared to a loss of $0.3 million during the three month period ended December 31, 2014. The loss of $56 thousand during the three month period ended December 31, 2015 compared to a loss of $0.4 million for three month period ended December 31, 2014 was primarily related to a translation of $39.8 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary offset by a foreign currency hedge.
During the three month period ending December 31, 2014, we incurred a $2.7 loss on termination of a vessel lease.
As a result of the items described above, operating income during the three month period ended December 31, 2015 was $3.1 million compared to $6.4 million during the three month period ended December 31, 2014.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange, one-time equity based severance costs, and loss on termination of vessel lease decreased $5.4 million, or 35.9%, from $15.1 million during the three month period ended December 31, 2014 to $9.7 million before one-time equity based severance costs during the three month period ended December 31, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange, one-time equity based severance costs, and loss on termination of vessel lease decreased 32.6%, or $4.9 million, during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014.
Interest expense, which is net of $0.4 million of capitalized interest and includes $0.3 million of amortization of deferred financing costs, decreased by $0.3 million or 8.3% to $3.1 million during the three month period ended December 31, 2015 from $3.4 million during the three month period ended December 31, 2014. This decrease in interest expense was primarily attributable to a lower interest rate on a portion of our long term debt as a result of our refinancing completed in March 2015 and higher interest capitalization, partially offset by higher average debt balance compared to the three month period December 31, 2014.
Our income before income taxes was $15 thousand during the three month period ended December 31, 2015 compared to $3.0 million during the three month period ended December 31, 2014.

Our effective tax rate was 25,747% on pre-tax income of $15 thousand during the three month period ended December 31, 2015 compared to a benefit of 42.0% on pre-tax income of $3.0 million during the three month period ended December 31, 2014. Our provision for income tax expense was $3.9 million during the three month period ended December 31, 2015 compared to an income tax benefit of $1.3 million during the three month period ended December 31, 2014. The increase in income tax expense was due to a higher consolidated tax rate during the three month period ended December 31, 2015 compared to the three month period ended December 31, 2014. The effective tax rate for the three month period ended December 31, 2015 was higher than the statutory tax rate due to the comparative magnitude of both the domestic and foreign permanent differences and a Federal valuation allowance against the Canadian net deferred tax assets relating to capital losses as compared to the pre-tax income.

Our net loss before preferred stock dividends was $3.8 million during the three month period ended December 31, 2015 compared to net profit of $4.3 million during the three month period ended December 31, 2014.

We accrued $0.4 million for dividends on our preferred stock during the three month period ended December 31, 2015 compared to $0.3 million for the three month period ended December 31, 2014.
Our net loss applicable to common stockholders was $4.2 million during the three month period ended December 31, 2015 compared to an income of $4.0 million during the three month period ended December 31, 2014.
The Canadian dollar weakened by 15.0% compared to the U.S. dollar during the three month period ended December 31, 2015 as compared to the three month period ended December 31, 2014, averaging approximately $0.749 USD per CDN during the three month period ended December 31, 2015 compared to approximately $0.881 USD per CDN during the three month period ended December 31, 2014. The Company's balance sheet translation rate decreased from $0.862 USD per CDN at December 31, 2014 to $0.723 USD per CDN at December 31, 2015.
During the three month period ended December 31, 2015, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense is incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014
Selected Financial and Operating Information

(USD in 000's)	Nine months ended December 31, 2015	Nine months ended December 31, 2014	$ Change	% Change
Revenue:
Freight and related revenue	$118,731	$124,680	(5,949)	(4.8)%
Fuel and other surcharges	11,144	21,346	(10,202)	(47.8)%
Outside voyage charter revenue	12,647	618	12,029	1,946.4%
Total	$142,522	$146,644	(4,122)	(2.8)%
Expenses:
Outside voyage charter fees	12,743	605	12,138	2,006.3%
Vessel operating expenses	80,956	91,485	(10,529)	(11.5)%
Repairs and maintenance	1,117	1,237	(120)	(9.7)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease.	$38,054	$43,620	(5,566)	(12.8)%
OPERATING INCOME	19,539	22,760	(3,221)	(14.2)%

Sailing Days:	3,798	3,850	(52)	(1.4)%
Number of vessels operated:	16	15	1	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,261	$32,384	$(1,123)	(3.5)%
Fuel and other surcharges	$2,934	$5,544	$(2,610)	(47.1)%

Expenses per Sailing Day:
Vessel operating expenses	$21,315	$23,762	$(2,447)	(10.3)%
Repairs and maintenance	$294	$321	$(27)	(8.4)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease during the nine month periods ended December 31, 2015 and 2014 (USD in 000's):

	Nine months ended December 31, 2015	Nine months ended December 31, 2014
Operating Income	$19,539	$22,760
Depreciation	14,092	13,983
Amortization of drydock costs	2,644	2,548
Amortization of intangibles	824	916
Loss on foreign exchange	397	753
One-time equity based severance costs	558	—
Loss on termination of vessel lease	—	2,660
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles , loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease.	$38,054	$43,620

 The following table summarizes the changes in the components of our revenue and certain expenses during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Nine months ended December 31, 2014	3,850	$124,680	$21,346	$618	$146,644	$605	$91,485	$1,237	$9,697	$43,620
Changes in the nine month period ended December 31, 2015
Change attributable to weaker Canadian dollar	—	(9,906)	(1,901)	(2,226)	(14,033)	(2,247)	(7,572)	(69)	(683)	(3,462)
Net change on a constant currency basis	(52)	3,957	(8,301)	—	(4,344)	—	(2,957)	(51)	1,196	(2,532)
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	14,255	14,255	14,385	—	—	—	(130)
Total Change	(52)	$(5,949)	$(10,202)	$12,029	$(4,122)	12,138	$(10,529)	(120)	513	(6,124)
Nine months ended December 31, 2015	3,798	$118,731	$11,144	$12,647	$142,522	$12,743	$80,956	$1,117	$10,210	$37,496
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles, Loss on Foreign Exchange, one-time equity based severance costs and loss on termination of vessel lease.
.
Total revenue during the nine month period ended December 31, 2015 was $142.5 million, a decrease of 2.8%, compared to $146.6 million during the nine month period ended December 31, 2014. This decrease was primarily attributable to a weakened Canadian dollar, reduction in fuel surcharges, and a decrease in Sailing Days, which we define as days a vessel is crewed and available for sailing. These were partially offset by contractual price increases, higher water levels and a $12.6 million increase in outside vessel charter revenue. The increase in outside vessel charter revenue relates to a large customer that experienced liquidity issues in the third quarter as well as a supply chain interruption caused by litigation with one of its suppliers. The customer filed for creditors protection under the Company’s Creditors Arrangement Act (CCA) in November 2015. The deferred inventory replenishment resulting from the liquidity event caused us to experience inefficient trade pattern density. In addition, the subsequent alternative supply chain solution included loading ports which were not economically feasible with our own vessels. Subsequent to their filing, to address their depleted on hand raw material inventory and meet their winter needs before the end of the sailing season, they compressed a dramatic amount of purchasing into a 60 day window. The combination of these factors resulted in our inability to provide adequate internal vessel capacity or trade pattern flexibility to meet their revised replenishment needs. On a constant currency basis, our total revenue increased 6.8%, or $9.9 million, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Freight and other related revenue generated from Company-operated vessels decreased $5.9 million, or 4.8%, to $118.7 million during the nine month period ended December 31, 2015 compared to $124.7 million during the nine month period ended December 31, 2014. On a constant currency basis, freight and other related revenue increased 3.2%, or $4.0 million, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Total tons hauled during the nine month period ended December 31, 2015, including tons carried on outside vessel charter equipment increased by 6.2% compared to the nine month period ended December 31, 2014. Our tonnage carried on vessels we operated during the nine month period ended December 31, 2015 decreased 1.5% compared to the nine month period ended December 31, 2014. During the nine month period ended December 31, 2015, we experienced increases in tonnage carried in aggregates, slag and potash of 7.2%, 38.0% and 39.0%, respectively, on vessels we operated, due to increases in demand of certain commodities and expanded market share for certain of the commodities that we carry, in each case when compared to the nine month period ended December 31, 2014. Ore and coal carried during the nine month period ended December 31, 2015, on vessels we operated, trailed the nine month period ended December 31, 2014, decreasing 11.2% and 19.7% respectively. Much of the decline in ore and coal tonnage was associated with our steel customer who experienced liquidity issues. Including ore and coal tonnage hauled on third party vessels to meet such customers’ needs before the end of the sailing season, tons hauled of both of these commodities were generally flat year over year.

We operated fifteen vessels and introduced our 16th vessel into service on November 22, 2015 (the “Operated Vessels”) during the nine month period ended December 31, 2015 compared to operating fifteen vessels during the nine month period ended and December 31, 2014. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 275 Sailing Days in the first three fiscals quarters, assuming average weather conditions, no major repairs, incidents or vessel layups and normal drydocking cycle times performed during the winter lay-up period. With the exception of the 16th vessel,the Company’s Operated Vessels sailed an average of approximately 251 Sailing Days during the nine month period ended December 31, 2015 compared to an average of 257 Sailing Days during the nine month period ended December 31, 2014. With the exception of the 16th vessel, our Operated Vessels operated at 91.1% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2015 compared to 93.3% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2014. Approximately 160 of the lost Sailing days during the nine month period ended December 31, 2015 were associated with vessels that are operating under time charter agreements. Time charter agreements allow our customers the certainty of vessel capacity and in return the chartering customer continues to pay a reduced daily charter rate if the vessel does not sail. We were unable to economically utilize the remaining lost Sailing Days to haul tonnage for the aforementioned customer who filed for CCA protection.

We also measure Delay Days, which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 333 Delay Days during the nine month period ended December 31, 2015 compared to 342 Delay Days during the nine month period ended December 31, 2014. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 8.8% during the nine month period ended December 31, 2015 compared to 8.9% during the nine month period ended December 31, 2014.

Freight and related revenue per Sailing Day decreased $1,123, or 3.5%, to $31,261 per Sailing Day during the nine month period ended December 31, 2015 compared to $32,384 per Sailing Day during the nine month period ended December 31, 2014. This revenue decrease was primarily due to the lower Canadian dollar, as well as a change in the mix of cargos carried, lost days on our time chartered vessels offset by an earlier start to the sailing season, higher pricing and higher water levels. On a constant currency basis, freight and related revenue per Sailing Day increased 4.6%, or $1,485 per Sailing Day, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $10.2 million, or 47.8%, to $11.1 million during the nine month period ended December 31, 2015 compared to $21.3 million during the nine month period ended December 31, 2014. Fuel and other surcharges per Sailing Day decreased by $2,610, or 47.1%, to $2,934 per Sailing Day during the nine month period ended December 31, 2015 compared to $5,544 per Sailing Day during the nine month period ended December 31, 2014. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar, partially offset by an increase in Sailing Days during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014. On a constant currency basis, fuel and other surcharges decreased 38.9%, or $8.3 million, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Vessel operating expenses decreased $10.5 million, or 11.5%, to $81.0 million during the nine month period ended December 31, 2015 compared to $91.5 million during the nine month period ended December 31, 2014. These decreases were primarily due to a weaker Canadian dollar and reduced fuel prices and decrease in Sailing Days during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014. Vessel operating expenses per Sailing Day decreased $2,447, or 10.3%, to $21,315 per Sailing Day during the nine month period ended December 31, 2015 from $23,762 per Sailing Day during the nine month period ended December 31, 2014. On a constant currency basis, vessel operating expenses decreased 3.2%, or $3.0 million, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.1 million to $1.1 million during the nine month period ended December 31, 2015 from $1.2 million during the nine month period ended December 31,

2014 primarily due to lower fitout costs as more vessels were ready for sailing at the start of the 2015 season as compared to the 2014 sailing season. Repairs and maintenance per Sailing Day decreased $27, or 8.4%, to $294 per Sailing Day during the nine month period ended December 31, 2015 from $321 per Sailing Day during the nine month period ended December 31, 2014. On a constant currency basis, repairs and maintenance expenses decreased 4.1%, or $0.1 million, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Our general and administrative expenses were $10.2 million during the nine month period ended December 31, 2015 compared to $9.7 million during the nine month period ended December 31, 2014. The increase was primarily due to a one-time expense of $0.6 million associated with equity based severance costs for two executives. Excluding this one-time expense, our general and administrative expenses increased due to non-recurring duplicative headcount costs resulting from changes in our management team, expenses associated with new hires, a modest increase in compensation and benefit expenses, and the payment of incentive compensation in the nine month period ended December 31, 2015 and was offset by the weaker Canadian dollar. Our general and administrative expenses before the one-time charge represented 8.1% of freight and related revenues during the nine month period ended December 31, 2015 and 7.8% of freight and related revenues during the nine month period ended December 31, 2014.
Depreciation expense was $14.1 million during the nine month period ended December 31, 2015 and $14.0 million during the same period in 2014. This increase was primarily attributable to a winter 2015 capital expenditures and depreciation attributable to the newest vessel and was offset by a weaker Canadian dollar during the nine month period ended December 31, 2015.
Amortization of drydock costs was $2.6 million during the nine month period ended December 31, 2015 and $2.5 million during the nine month periods ended December 31, 2014. During the nine month periods ended December 31, 2015 and December 31, 2014, the Company amortized the deferred drydock costs of thirteen vessels.
Loss on foreign exchange during the nine month period ended December 31, 2015 was $0.4 million, as compared to $0.8 million during the nine month period ended December 31, 2014. The loss was primarily related to a translation of $39.8 million USD denominated debt and carried on the balance sheet of the Canadian subsidiary.
During the nine month period ending December 31, 2014, we incurred a $2.7 loss on termination of a vessel lease.
As a result of the items described above, operating income during the nine month period ended December 31, 2015 was $19.5 million and $22.8 million during the nine month period ended December 31, 2014.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease decreased $5.6 million, or 12.8%, from $43.6 million during the nine month period ended December 31, 2014 to $38.0 million before one-time equity based severance costs during the nine month period ended December 31, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, one-time equity based severance costs and loss on termination of vessel lease decreased 6.1%, or $2.7 million, during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Interest expense, which is net of $1.2 million of capitalized interest and includes $1.0 million of amortization of deferred financing costs, decreased by $1.7 million or 16.3% to $9.1 million during the nine month period ended December 31, 2015 from $10.8 million during the nine month period ended December 31, 2014. This decrease in interest expense was primarily attributable to a lower interest rate on a portion of our long term debt as a result of our refinancing completed in March 2015 and higher interest capitalization, partially offset by higher average debt balance compared to the nine month period December 31, 2014.
Our income before income taxes was $10.5 million during the nine month period ended December 31, 2015 compared to $11.9 million during the nine month period ended December 31, 2014.

Our effective tax rate for the nine month period ended December 31, 2015 was a benefit of 4.4% on pre-tax income of $10.5 million, resulting in an income tax benefit of $0.5 million. Other than statutory minimum foreign federal tax, none of our federal or foreign income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our effective tax rate for the nine month period ended December 31, 2014 was a benefit of 1.8% on pre-tax income of $11.9 million resulting in an income tax benefit of $0.2 million. The decrease in income tax expense was due to lower forecasted income before income taxes and a lower consolidated tax rate during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014. The effective tax rate for the nine month period ended December 31, 2015 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal deferred tax assets, which are primarily net operating losses.

Our net income before preferred stock dividends was $11.0 million during the nine month period ended December 31, 2015 compared to $12.2 million during the nine month period ended December 31, 2014.

We accrued $1.0 million for dividends on our preferred stock during the nine month period ended December 31, 2015 and $0.9 million during the nine month period ended December 31, 2014.
Our net income applicable to common stockholders was $10.0 million during the nine month period ended December 31, 2015 compared to $11.3 million during the nine month period ended December 31, 2014.
The Canadian dollar weakened by 14.3% compared to the U.S. dollar during the nine month period ended December 31, 2015 as compared to the nine month period ended December 31, 2014, averaging approximately $0.776 USD per CDN during the nine month period ended December 31, 2015 compared to approximately $0.905 USD per CDN during the nine month period ended December 31, 2014. The Company's balance sheet translation rate decreased from $0.862 USD per CDN at December 31, 2014 to $0.723 USD per CDN at December 31, 2015.
During the nine month period ended December 31, 2015, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs are incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Impact of Inflation and Changing Prices
During the nine month periods ended December 31, 2015 and 2014, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the nine month periods ended December 31, 2015 and December 31, 2014, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 14.3% during the nine month period ended December 31, 2015 compared to the nine month period ended December 31, 2014.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for the nine month period ended December 31, 2015 and December 31, 2014. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash generated by operating activities during the nine month period ended December 31, 2015 was $26.3 million, an increase of $3.6 million, from $22.7 million during the nine month period ended December 31, 2014. The increase in cash generated was primarily attributable to working capital changes offset, partially by reduced cash earnings compared to December 31, 2014.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the nine month periods ended December 31, 2015 or 2014.
Net cash used in investing activities increased by $20.5 million to $40.8 million during the nine month period ended December 31, 2015 from net cash used of $20.3 million during the nine month period ended December 31, 2014. This increase was primarily due to capital expenditures on the conversion of our newest vessel to a self-unloading vessel.
Net cash provided by financing activities increased $12.6 million to $13.5 million provided during the nine month period ended December 31, 2015 compared to $0.9 million provided during the nine month period ended December 31, 2014. The increase is attributable to borrowings under our senior and subordinated credit facilities related to the payments for our vessel conversion project.
Debt

We had total debt outstanding of $184.3 million at December 31, 2015 which is comprised of amounts outstanding under our First Lien Credit Agreement of $106.2 million and our Amended Second Lien Credit Agreement of $78.1 million.

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

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of December 31, 2015, the Company was not in compliance with certain covenants contained in the The Credit Agreement. As discussed in Part II, Item 5, on February 9, 2016, the Company and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. Other than such breaches, as of December 31, 2015, the Company was otherwise in compliance with the covenants set forth in the First Lien Credit Agreement.

Amended Second Lien Credit Agreement

The Amended Second Lien Credit Agreement consists of:

•	A U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million with a final maturity date of March 11, 2020;

•	A U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $38.3 million with a final maturity date of March 11, 2020; and

•	An uncommitted incremental term loan facility of up to $22.5 million as of March 27, 2015.

Subject to the terms of the Intercreditor Agreement, the obligations under the Amended Second Lien Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the borrowers and the guarantors party to the agreement. Any amounts outstanding under the Amended Second Lien Credit Agreement are due at maturity.

The Amended Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of December 31, 2015, the Company was not in compliance with certain covenants contained in the Amended Second Lien Credit Agreement. As discussed in Part II, Item 5, on February 9, 2016, the Company and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders. Other than such breaches, as of December 31, 2015, the Company was otherwise in compliance with the covenants set forth in the Amended Second Lien Credit Agreement.

The Amended Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that was required in connection with certain borrowings under the First Lien Credit Agreement towards the delivery of the 16th vessel.  This incremental loan was made on September 28, 2015.

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
As of December 31, 2015, the Company had $1.6 million of unpaid accrued dividends on its preferred stock for the nine month period ended at December 31, 2015 compared to $0.6 million at March 31, 2015. As of December 31, 2015, the effective rate of preferred dividends was 8.75% as compared to 7.75% at March 31, 2015.
Investments in Capital Expenditures and Drydockings
We incurred $34.7 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2015, including $3.1 million of carryover from the 2015 winter season, compared to $13.1 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2014, including $4.1 million of carryover from the 2014 winter season.
Vessel Acquisition
On March 11, 2014, Lower Lakes (17) acquired the Lalandia swan from Uni-Tankers M/T "Lalandia Swan" for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. The vessel was placed in service in November 2015.
Contractual Commitments
Other than seasonal changes in our long-term debt balances, and the elimination of the purchase commitment attributable to the delivery and payment of the 16th vessel, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015.

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
Disclosure Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the third quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 5. Other Information.
On February 9, 2016, the parties to the First Lien Credit Agreement executed an Amendment No. 1 and Waiver Agreement pursuant to which the lenders under the First Lien Credit Agreement (i) waived breach of the Minimum Fixed Charge Coverage Ratio and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the First Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016.

On February 9, 2016, the parties to the Amended Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the lenders under the Second Lien Credit Agreement (i) waived breach of the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio, and the Maximum Total Funded Debt to EBITDA Ratio covenants contained in the Amended Second Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016.

Item 6.	Exhibits.

 (a) Exhibits

10.1†
Amendment No. 1 and Waiver Agreement, dated February 9, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto.

10.2†
Third Amendment and Waiver Under Term Loan Credit Agreement, dated February 9, 2016 by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto.

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

RAND LOGISTICS, INC.

Date:	February 9, 2016	/s/ Edward Levy
Edward Levy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2016	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1†
Amendment No. 1 and Waiver Agreement, dated February 9, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto.

10.2†
Third Amendment and Waiver Under Term Loan Credit Agreement, dated February 9, 2016 by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto.

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