Form 10-K
period 2016-03-31
Rand Logistics, Inc.
filed 2016-06-16
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2016
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33345
RAND LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 20-1195343
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
333 Washington Street, Suite 201
Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:
(212) 863-9427
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value per share	The NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2015 was $48,651,583.50.
18,360,397 shares of Common Stock were outstanding at June 15, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on September 8, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are made only as of the date of the filing of this report. We urge you to review our periodic filings with the Securities and Exchange Commission (the “SEC”) for any updates, if made to our forward-looking statements.
We undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our list of risk factors may not be exhaustive (refer to Item 1A, Risk Factors in this report). We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict these new risks, nor can we assess the impact, if any, of the new risks on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

ITEM 1.    BUSINESS
Background
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing with its subsidiary Lower Lakes Transportation and its affiliate, Grand River. Subsequent to our acquisition of Lower Lakes Towing. Lower Lakes Transportation and Grand River, we acquired eleven additional vessels and we retired three vessels.
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing was incorporated under the laws of Canada. Lower Lakes (17) owns the M. V. Manitoulin, a vessel placed in service in November 2015, as further explained below.

Vessel Acquisitions
Lower Lakes Towing has acquired two vessels since 2010. On July 21, 2011, Lower Lakes Towing acquired a Canadian-flagged bulk carrier for CDN $2.7 million.
On October 14, 2011, Lower Lakes Towing purchased a bulk carrier from United Ocean Service, LLC (“USUOS”) for a purchase price of approximately $5.3 million.
Grand river acquired two vessels in 2011 as well. On December 1, 2011, Grand River purchased a tug from USUOS for a purchase price of approximately $7.8 million. Also on December 1, 2011, Grand River acted as USUOS's third-party designee to purchase a self-unloading barge from U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, for a purchase price of approximately $12.0 million. Subsequent to these acquisitions, the Company undertook modifications to the tug/barge vessel to meet Great Lakes standards. This tug/barge vessel was put into service on October 23, 2012.
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
Business Overview
Introduction
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes. Lower Lakes has grown from its origin as a small tug and barge operator to a full-service shipping company with a combined fleet of sixteen cargo-carrying vessels operating in Canada and the United States. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and a leading service provider in the River Class market segment, as defined below. We transport construction aggregates, salt, grain, coal, iron ore, and other dry bulk commodities for customers in the construction, electric utility, food, and integrated steel industries.
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

Fleet
Lower Lakes' fleet consists of six self-unloading bulk carriers and four conventional bulk carriers in Canada and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns nine Canadian vessels and Lower Lakes (17) owns the tenth Canadian vessel. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.
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

As of March 31, 2016, our fleet consisted of the following vessels:

Self-Unloading Bulk Carriers
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Canadian-flagged:
Cuyahoga	620x60x35	3,084	1943/1974/2000	15,675
Michipicoten	698x70x37	8,160	1952/1980/2011	22,300
Mississagi	620x60x35	4,500	1943/1967/1985	15,800
Robert S. Pierson	630x68x37	5,598	1974	19,650
Saginaw	640x72x36	8,160	1953/2008	20,200
Manitoulin	664x78x45	6,050	1991/2015	32,000
U.S.-flagged:
Calumet	630x68x37	5,598	1973	19,650
Manitowoc	630x68x37	5,598	1973	19,650
Manistee	620x60x35	2,950	1943/1964/1976	14,900

Straight Deck Bulk carriers (all Canadian-flagged)
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Kaministiqua	730x75x48	11,679	1983	33,824
Manitoba	608x62x36	5,328	1967	19,093
Ojibway	642x67x35	4,100	1952/2005	20,668
Tecumseh	640x78x45	12,000	1972	29,984

Self-Unloading Articulated Tug and Barge Units (all U.S.-flagged)
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Barge Ashtabula	700x78x51		1982	28,959
Tug Defiance		7,200	1982
Barge James L. Kuber	815x70x36		1953/1983/2007	25,500
Tug Victory		7,994	1981
Barge Lewis J Kuber	728x70x37		1952/1980/2006	22,300
Tug Olive L. Moore		6,600	1928

Customers
Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, salt, grain, coal, iron ore, and other dry bulk commodities. Lower Lakes' top ten customers accounted for approximately 67%, 64% and 64% of its revenue during the fiscal years ended March 31, 2016, 2015 and 2014 respectively. The timing of the end of the Company's fiscal year in relation to the sailing season allows most of a sailing season's receivables to be collected prior to the end of the Company's fiscal year. Lower Lakes is the sole-source shipping provider to several of its customers. With few exceptions, Lower Lakes' customers are under long-term contracts which typically average three to five years in duration and provide for minimum and maximum annual tonnage requirements, annual price escalation features and fuel surcharge adjustments. Certain of our customer contracts also provide for water level adjustments, demurrage and discharge provisions. Lower Lakes has one customer that represents more than 10% of our revenues; this customer accounted for 17.2% of our consolidated revenue for the year ended March 31, 2016.
Industry and Competition
Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors: Algoma Central Corporation and American Steamship Company. Algoma Central Corporation is a Canadian company that owns 15 self-unloading vessels, two of which are River Class boom-forward vessels, and operates five gearless bulk carriers. American Steamship Company operates in the U.S. and maintains a fleet of 17 vessels, three of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.
Employees
As of March 31, 2016, Lower Lakes had approximately 498 full-time employees, 117 of whom were shoreside and management and 313 of whom were shipboard employees. Approximately 40% of Lower Lakes' shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  Our contract with the Masters, Mates and Pilots expired on March 31, 2016.  We have experienced no impact on our workforce or labor costs as a result of the expired contract at this time.  We remain in active negotiations to reach an agreement with the union.
Lower Lakes has never experienced a work stoppage on its crewed vessels as a result of labor issues, and we believe that our employee relations are good.
Seasonality
Lower Lakes operates in a seasonal waterway system, primarily due to the cold weather patterns on the Great Lakes during the winter that cause lock closures, waterway ice, and customer facility closings, which typically shut down Great Lakes shipping for a period of up to approximately 90 days commencing from late December until late March or early April, depending on weather conditions. Lower Lakes also experiences a seasonal pattern for its capital spending cycle, typically off-season from the shipping revenues, to permit annual maintenance and investment in its vessels. This pattern causes seasonal fluctuations in Lower Lakes' liquidity and capital resources. Such winter work, capital expenditures and drydocking costs are incurred during a period when customer collections have largely ended in February from the prior season, and fit-out and vessel operating costs will be incurred at the beginning of the season as much as 30 to 60 days prior to the receipt of significant customer collections for services provided at the beginning of the shipping season.

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

Sections 2(a) and 2(c) of the Shipping Act, 1916 (now codified as 46 U.S.C. 50501 (a), (b) and (d)), and the USCG regulations at 46 CFR Ch. I, “Subpart C - Citizenship Requirements for Vessel Documentation”, govern the USCG “owned by U.S. citizens” determinations (“Citizenship Standards”). The Company’s Certificate of Incorporation and By-Laws are consistent with these Citizenship Standards, and the Company implements the policies that the USCG recommends for compliance with these Citizenship Standards by “publicly traded corporations”.

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

Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environment Response, Compensation and Liability Act of 1981 and the Oil Pollution Act of 1990 impose strict prohibitions against the discharge of oil and its derivatives and of other discharges that are incidental to the normal operation of our vessels. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws. The EPA discharge rules are enforced under Vessel General Permit regulations.

Ballast Water Discharges. USCG involvement with ballast water discharges on the Great Lakes dates to the 1980s arrival of the non-indigenous zebra mussel. The USCG's “Standards for Living Organisms in Ships Ballast Water Discharged in U.S. Waters” became effective on June 21, 2012. However, vessels destined for the Great Lakes were required to continue with established ballast water exchange (BWE) procedures. Further,  studies of the circumstances of the Great Lakes' low salinity, cold water and substantial communities, when combined with short voyage times, substantial ballast flow rates and uncoated ballast tanks have confirmed that these conditions present a set of challenges for ballast water treatment on the Great Lakes and St. Lawrence river. It does not appear that any of the ballast water management (BWM) discharge systems now adopted in the USCG regulations will provide effective treatment for the Great Lakes. The USCG and Transport Canada now require that all vessels entering the Great Lakes comply with established BWE procedures.  These BWE procedures are expected to continue in effect. At this time it is not clear when an agreement will be reached on the effectiveness of a BWM system or systems for operations that are strictly limited to the Great Lakes and St. Lawrence River ecosystems.

Clean Air Regulations. The Company's Great Lakes and St. Lawrence River services are subject to North American Emissions Control Area (ECA) rules. These rules have limited the sulfur content of marine fuels to 1.0% since August 1, 2012. Such limit decreased to 0.1% of marine fuels effective January 1, 2015, subject to availability.

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

Information about our geographic operations is as follows:

	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Revenue by country:
Canada	$86,977	$87,261	$91,109
United States	61,467	65,699	64,695
	$148,444	$152,960	$155,804

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2016	March 31, 2015
Property and equipment by country:
Canada	$116,719	$92,436
United States	111,785	113,840
	$228,504	$206,276
Intangible assets by country:
Canada	$6,057	$7,457
United States	4,750	5,748
	$10,807	$13,205
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

Availability of Information

Through our website http://www.randlogisticsinc.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

ITEM 1A.   RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks and uncertainties, in addition to the other information contained in this Annual Report on Form 10-K, before you decide to buy our common stock. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” appearing at the beginning of this report. Additional risks and uncertainties that management is not presently aware of, that are currently deemed immaterial or that generally apply to other companies in our industry or business in general may also impair our business operations. If any of the following risks and uncertainties actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Except as required by law, we undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
RISKS ASSOCIATED WITH OUR BUSINESS
The current state of the global financial markets and current economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.
Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, global operating businesses have faced tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As a result, additional financing may not be available if needed and to the extent required, on acceptable terms or at all and we may be unable to expand or meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

These conditions could have an adverse effect on our industry, our business and our future operating results. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.
Capital expenditures and other costs necessary to operate and maintain Lower Lakes' vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards.
As of March 31, 2016, the average age of the vessels operated by Lower Lakes was approximately 51 years. The expense of maintaining, repairing and upgrading Lower Lakes' vessels typically increases with age, and after a period of time the cost necessary to satisfy required marine certification standards may not be economically justifiable. For example, if the USCG, Transport Canada, the American Bureau of Shipping or Lloyd's Register of Shipping (independent classification societies that inspect the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment and may be required to take its vessels out of service for extended periods of time, with corresponding losses of revenues. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes.

Unless we set aside reserves or are able to borrow funds for vessel replacement, we will be unable to replace the vessels in our fleet at the end of their useful lives.
Unless we maintain reserves or are able to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives. In addition, the supply of replacement vessels is limited and the costs associated with acquiring a newly constructed vessel are prohibitively high. In the event that Lower Lakes were to lose the use of any of its vessels, our financial performance would be adversely affected.

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
Lower Lakes' operating business is seasonal, meaning that it experiences higher levels of activity in some periods of the year than in others. Ordinarily, Lower Lakes is able to operate its vessels on the Great Lakes for approximately nine months per year beginning in late March or early April and continuing through December or mid-January. However, weather conditions and customer demand may cause fluctuations in the number of days Lower Lakes actually operates, and thus impact our revenues.
We depend upon a few significant customers for a large part of our revenues and cash flow, and the loss of, or reduction in demand by, one or more of these customers could adversely affect our financial performance.
We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended March 31, 2016, our top two customers accounted for 26.9% of our revenues and Lower Lakes' top ten customers accounted for approximately 67%, 64% and 64% of its revenue during the fiscal years ended March 31, 2016, 2015, and 2014, respectively. If we lose a significant customer, or any such customer significantly reduces their shipments with us, we could suffer a loss of revenues that could have a material adverse effect on our business, results of operations and financial condition.

The shipping industry has inherent operational risks that may not be adequately covered by Lower Lakes' insurance.
Lower Lakes maintains insurance on its fleet for risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which includes environmental damage and pollution insurance). Lower Lakes does not, however, insure the loss of a vessel's income when it is being repaired due to an insured hull and machinery claim. We can give no assurance that Lower Lakes will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Lower Lakes may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, Lower Lakes may not be able to maintain or to obtain new adequate insurance coverage at reasonable rates for Lower Lakes' fleet. Lower Lakes may also be subject to calls, or premiums, in amounts based not only on its own claims record but also the claims record of all other members of the protection and indemnity associations through which Lower Lakes may receive indemnity insurance coverage. Lower Lakes' insurance policies also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase its costs.
Lower Lakes is subject to certain risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing our revenues and earnings.
Lower Lakes enters into contracts of affreightment pursuant to which Lower Lakes agrees to carry cargoes, typically for industrial customers, who transport dry bulk cargoes. Lower Lakes also enters into spot market voyage contracts, where Lower Lakes is paid a rate per ton to carry a specified cargo from one location to another. All of these contracts, as well as the various other contracts that are material to the operation of our business, subject Lower Lakes to counterparty risk. As a result, we are subject to counterparty risks at various levels, including with charterers, cargo interests, or terminal customers. If the counterparties fail to meet their obligations, Lower Lakes could suffer losses on such contracts which would decrease our revenues and earnings.

Lower Lakes may not be able to generate sufficient cash flows to meet its debt service obligations.
Lower Lakes' ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. Lower Lakes' business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its liquidity needs, including capital expenditures and winter work expenses. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to sell assets, seek additional equity or reduce or delay capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
As of March 31, 2016, approximately $192.6 million aggregate principal, or all of our indebtedness, which represents the outstanding principal under our credit facilities, was subject to floating interest rates. Floating interest rates make us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in our business.

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

Lower Lakes' credit facilities contain restrictive covenants that limit its liquidity and corporate activities.
The terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities and also contain affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent, as defined under our credit agreement, would be entitled to take various actions, including the acceleration of amounts due under the outstanding credit facilities.
The credit facilities also contain certain negative covenants, including those that restrict our ability, and that of our subsidiaries and the other guarantors, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

o	incur additional indebtedness;

o	create additional liens on its assets;

o	sell or acquire assets or businesses;

o	change the nature of our businesses;

o	make investments;

o	engage in mergers or acquisitions or transactions with related parties; or

o	pay dividends.
Therefore, Lower Lakes will need to seek permission from its lenders in order to engage in some corporate actions. Lower Lakes' lenders' interests may be different from those of Lower Lakes and no assurance can be given that Lower Lakes will be able to obtain its lenders' permission when needed. This may prevent Lower Lakes from taking actions that are in its best interest.
Because Lower Lakes generates more than half of its revenues and expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer reduced U.S. dollar earnings.
Although the U.S. dollar is the reporting currency, Lower Lakes generates a significant portion of its revenues and incurs a significant portion of its expenses in Canadian dollars. This could lead to fluctuations in our net income due to changes in the value of the U.S. Dollar relative to the Canadian Dollar.
Lower Lakes depends upon unionized labor for its U.S. operations. Any work stoppages or labor disturbances could disrupt its business.
All of Grand River's shipboard employees are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  From time to time, our operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions or publicity. We may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolutions of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits, or by changes in work rules that raise operating costs and decreased flexibility in our workforce.  Any changes in our labor force, contracts, work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition.  Our contract with the Masters, Mates and Pilots expired on March 31, 2016, we remain in active negotiations to reach an agreement.
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
Under U.S. maritime laws, in order for us to maintain our eligibility to own and operate vessels in the U.S. domestic trade, 75% of our outstanding capital stock and voting power is required to be held by U.S. citizens. Although our amended and restated certificate of incorporation contains provisions limiting non-citizenship ownership of our capital stock, we could lose our ability to conduct operations in the U.S. domestic trade if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on our results of operations. If our board of directors determines that persons who are not citizens of the U.S. own more than 23% of our outstanding capital stock or more than 23% of our voting power, we may redeem such stock or, if redemption is not permitted by applicable law or if our board of directors, in its discretion, elects not to make such redemption, we may require the non-citizens who most recently acquired shares to divest such excess shares to persons who are U.S. citizens in such manner as our board of directors directs. The required redemption would be at a price equal to the average closing price during the preceding 30 trading days, which price could be materially different from the current price of the common stock or the price at which the non-citizen acquired the common stock. If a non-citizen purchases the common stock, there can be no assurance that he or she will not be required to divest the shares and such divestiture could result in a material loss.  Such restrictions and redemption rights may make our equity securities less attractive to potential investors, which may result in our publicly traded common stock having a lower market price than it might have in the absence of such restrictions and redemption rights.
Our common stock could be delisted from NASDAQ.
On May 3, 2016, we were notified by NASDAQ that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance. If at any time before the expiration of such 180-day period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance. If we do not regain compliance prior to the expiration of such 180 day period, an additional 180 days may be granted to regain compliance so long as we meet the NASDAQ Capital Market initial listing criteria (except for the bid price requirement).
In the future, our common stock may fall below the NASDAQ listing requirements or we may not comply with other listing requirements, resulting in our common stock being delisted. If our common stock is delisted, we may list our common stock for trading over the counter. Delisting from NASDAQ could adversely affect the liquidity and price of our common stock. A determination could also then be made that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.
We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act and, correspondingly, delist our shares from NASDAQ.
As a public company with fewer than 300 stockholders of record, we currently register our shares of common stock under the Exchange Act, on a voluntary basis. Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated 90 days after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. Accordingly we are eligible to deregister our common stock under the Exchange Act. Upon the effectiveness of the termination of registration under Section 12, we would not be required to comply with certain disclosure requirements under the Exchange Act, including, but not limited to, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. Even if we were to deregister, however, Section 15(d) of the Exchange Act would require us to continue to file annual, quarterly and current reports until no earlier than when we file our next annual report on Form 10-K. At such time, you may not have access to current information about our Company.

Our business is dependent upon key personnel whose loss may adversely impact our business.
We depend on the expertise, experience and continued services of Lower Lakes' senior management employees. The loss of senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other key employees, through competitive salaries, share based payment awards and bonus plans, but there can be no assurance that these programs will allow us to retain or hire key employees. As a result, if senior management employees were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor or successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.
We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.
Our continued success depends in significant part on the continued services of the officers and seamen who operate our vessels.  We require technically skilled employees with specialized training who can perform physically demanding work to crew our vessels. Competition to attract and retain qualified crew members is intense. If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations and financial condition. Any inability to hire, train and retain a sufficient number of qualified employees could impair the management, maintenance and growth of our business, which could have a material adverse effect on our business, results of operations and financial condition.
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
The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,382,903 shares of our common stock, subject to certain adjustments, which, on an “as converted” basis, represents approximately 12% of our aggregate outstanding common stock.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20 per share, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.
We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future acquisition, which would reduce the equity interest of our stockholders.
Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 31,276,584 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.

Future acquisitions of vessels or businesses would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.
We intend to pursue acquisition opportunities in an effort to diversify our investments and/or grow our business. While neither Rand nor Lower Lakes is presently committed to any acquisition, we may be actively pursuing one or more potential acquisition opportunities.
Future acquisitions may be of individual or groups of vessels or of businesses operating in the shipping or other industries. We are not limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire, or of the industry in which any such business may operate. To the extent we acquire an operating business, we may be affected by numerous risks inherent in the acquired business's operations.
In addition, the financing of any acquisition completed by us could adversely impact our capital structure as any such financing could include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly dilute the equity interest of existing stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and equity interests.
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
The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values. We anticipate that the future demand for Lower Lakes' dry bulk carriers and dry bulk charter rates will be dependent upon continued demand for commodities, economic growth in the United States and Canada, seasonal and regional changes in demand, and changes to the capacity of the Great Lakes fleet which cannot be predicted. Adverse economic, political, social or other developments could decrease demand and growth in the shipping industry and thereby reduce revenue and earnings. Fluctuations, and the demand for vessels, in general, have been influenced by, among other factors:

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
Vessel values are influenced by several factors, including:

o	changes in environmental and other regulations that may limit the useful life of vessels;

o	changes in Great Lakes dry bulk commodity supply and demand;

o	types and sizes of vessels;

o	development of and increases in use of other modes of transportation;

o	costs of new buildings;

o	technological advances;

o	governmental or other regulations; and

o	prevailing level of contract of affreightment rates and charter rates.
If the market values of Lower Lakes' owned vessels decrease, Lower Lakes may breach some of the covenants contained in its credit facilities. If Lower Lakes breaches such covenants and is unable to remedy the relevant breach, Lower Lakes' lenders could accelerate their debt and foreclose on the collateral, including Lower Lakes' vessels. Any loss of vessels would significantly decrease our ability to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, we would incur a loss that would reduce earnings.
A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.
The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. Each commercial vessel is also subject to survey and inspection by shipping regulatory bodies such as Transport Canada. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Lower Lakes' owned fleet is currently enrolled with either the American Bureau of Shipping or Lloyd's Register of Shipping.

A vessel must undergo annual, intermediate, and special surveys by its classification society, as well as periodic inspections by shipping regulators. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Lower Lakes' vessels are on Special Survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every five years for inspection of the underwater parts of such vessel during the special survey.
Due to the age of several of our vessels, the repairs and remediation required in connection with such classification society surveys and other inspections may be extensive and require significant expenditures. Additionally, until such time as certain repairs and remediations required in connection with such surveys and inspections are completed (or if any vessel fails such a survey or inspection), the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on our revenues, results of operations and liquidity, and any such impact may be material.
Lower Lakes' business would be adversely affected if Lower Lakes failed to comply with U.S. maritime laws or the Coasting Trade Act (Canada) provisions on coastwise trade, or if those provisions were modified or repealed.
We are subject to the Jones Act, other U.S. laws and the Coasting Trade Act (Canada) that restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, vessels must be at least 75% owned and operated by U.S. citizens and manned by U.S. crews and, in addition, the vessels must have been built in the United States. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to our U.S. flagged vessels, we are responsible for monitoring the ownership of its capital stock to ensure compliance with U.S. maritime laws. If we do not comply with these restrictions, we will be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances we will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, and fines or forfeiture of the vessels.
Over the past decade, interest groups have lobbied Congress to modify or repeal U.S. maritime laws so as to facilitate foreign flag competition. Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than vessels in the U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal these laws. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition.

Lower Lakes is subject to environmental laws that could require significant expenditures both to maintain compliance with such laws and to pay for any uninsured environmental liabilities resulting from a spill or other environmental disaster.
Our shipping business and vessel operations are materially affected by environmental and other government regulations in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which vessels operate. Because such conventions, treaties, laws and regulations are often revised, we cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of our vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit our ability to do business or increase the cost of doing business, which may materially adversely affect our operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect our results of operations. Lower Lakes currently maintains pollution liability coverage insurance. However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on our cash flow, profitability and financial position.

The operation of Lower Lakes' vessels is dependent on the price and availability of fuel. Continued periods of historically volatile fuel costs may materially adversely affect our operating results.
Our operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes' vessels. Fuel prices have varied significantly since 2004. Although fuel price surcharge/rebate clauses are included in substantially all of Lower Lakes' contracts of affreightment, which enable Lower Lakes to pass the majority of its changes in fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest in the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price volatility in the future. There can be no assurance that Lower Lakes will be able to fully recover its fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, our operating results will be adversely affected.
Governments could requisition Lower Lakes' vessels during a period of war or emergency, resulting in loss of revenues and earnings from such requisitioned vessels.
The United States or Canada could requisition title or seize Lower Lakes' vessels during a war or national emergency. Requisition of title occurs when a government takes a vessel and becomes the owner. A government could also requisition Lower Lakes vessels for hire, which would result in the government's taking control of a vessel and effectively becoming the charterer at a dictated charter rate. Requisition of one or more of Lower Lakes' vessels would have a substantial negative effect on our revenues and earnings, as we would potentially lose all or substantially all revenues and earnings from the requisitioned vessels and/or permanently lose the vessels. Such losses might be partially offset if the requisitioning government compensated us for the requisition.
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

Any of these circumstances or events could substantially increase Lower Lakes' costs, as for example, the costs of replacing a vessel or cleaning up a spill, or lower its revenues by taking vessels out of operation permanently or for periods of time. The involvement of Lower Lakes' vessels in a disaster, delays in delivery, or damages or loss of cargo may harm its reputation as a safe and reliable vessel operator and cause it to lose business.
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
Crew members, suppliers of goods and services to a vessel, shippers of cargo, and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages alleged against such vessel. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of Lower Lakes' vessels could interrupt its cash flow and require it to pay large sums of funds to have the arrest lifted.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2.    PROPERTIES
We maintain our executive offices at 333 Washington Street, Suite 201, Jersey City, New Jersey under a lease that expires on April 30, 2021. We also currently lease the following properties:

o	Lower Lakes Towing leases approximately 12,000 square feet of warehouse space at 107 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 24,800 square feet of warehouse space at 109 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 5,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 1,300 square feet of space at 32861 Pin Oak Parkway, Suite B, Avon Lake, Ohio under a lease that expires on March 31, 2017.

o	Grand River leases approximately 4,400 square feet at 1028 Hannah Street, Suite D, Traverse City, Michigan under a lease that expires on September 30, 2020.
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

Not applicable.

PART II. OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on the NASDAQ Capital Market under the symbol RLOG. The following table sets forth the high and low sales prices for each full quarterly period within the two most recent fiscal years.

	Common Stock
Quarter Ended	High	Low
June 30, 2014	$7.07	$5.72
September 30, 2014	$6.50	$5.53
December 31, 2014	$5.68	$3.72
March 31, 2015	$3.94	$3.02
June 30, 2015	$3.67	$3.08
September 30, 2015	$3.34	$2.05
December 31, 2015	$2.68	$1.46
March 31, 2016	$1.67	$0.74

Holders
As of June 15, 2016, there were 164 holders of record of our common stock.
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
ITEM 6.    SELECTED FINANCIAL DATA
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal years ended March 31, 2016 and 2015. All dollar amounts are presented in millions except share, per share, per day and vessel amounts. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Cautionary Note Regarding Forward-Looking Statements” appearing at the beginning of this report and “Risk Factors” set forth in Item 1A of this report.
Overview
Business
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. ("Lower Lakes Towing") with its subsidiary Lower Lakes Transportation Company ("Lower Lakes Transportation") and its affiliate, Grand River Navigation Company, Inc. ("Grand River"). Subsequent to our acquisition of Lower Lakes Towing, Lower Lakes Transportation and Grand River, we acquired eleven additional vessels and retired three vessels.
In this Yearly Report on Form 10-K, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to the Lower Lakes' business or the business of Lower Lakes mean the combined business of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping Company, Inc. ("Black Creek").
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes (17) owns the Manitoulin, a vessel placed in service in November 2015.
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes. Lower Lakes has grown from its origin as a small tug and barge operator to a full-service shipping company with a combined fleet of sixteen cargo-carrying vessels operating in Canada and the United States. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and a leading service provider in the River Class market segment. We transport construction aggregates, salt, grain, coal, iron ore and other dry bulk commodities for customers in the construction, electric utility, food and integrated steel industries.
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
Lower Lakes' fleet consists of six self-unloading bulk carriers and four conventional bulk carriers in Canada and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns nine Canadian vessels and Lower Lakes (17) owns the tenth Canadian vessel. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

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

Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including, when applicable, (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, certain one-time equity-based severance costs and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under accounting principles generally accepted in the United States ("GAAP") and the accompanying reconciliations, provide useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, certain one-time equity-based severance costs and loss on termination of vessel lease and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015
Selected Financial and Operating Information

(USD in 000's)	Year ended March 31, 2016	Year ended March 31, 2015	$ Change	% Change
Revenue:
Freight and related revenue	$123,591	$129,107	(5,516)	(4.3)%
Fuel and other surcharges	11,547	22,110	(10,563)	(47.8)%
Outside voyage charter revenue	13,306	1,743	11,563	663.4%
Total	$148,444	$152,960	(4,516)	(3.0)%
Expenses:
Outside voyage charter fees	13,416	1,711	11,705	684.1%
Vessel operating expenses	83,362	97,821	(14,459)	(14.8)%
Repairs and maintenance	5,849	6,463	(614)	(9.5)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange, equity-based severance costs and loss on termination of vessel lease.	$32,440	$33,690	(1,250)	(3.7)%
OPERATING INCOME	8,447	7,324	1,123	15.3%

Sailing Days:	3,911	4,106	(195)	(4.7)%
Number of vessels operated:	16	15	1	6.7%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,601	$31,443	$158	0.5%
Fuel and other surcharges	$2,952	$5,385	$(2,433)	(45.2)%

Expenses per Sailing Day:
Vessel operating expenses	$21,315	$23,824	$(2,509)	(10.5)%
Repairs and maintenance	$1,496	$1,574	$(78)	(5.0)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, equity-based severance costs and loss on termination of vessel lease during the fiscal years ended March 31, 2016 and 2015 (USD in 000's):

	Year ended March 31, 2016	Year ended March 31, 2015
Operating Income	$8,447	$7,324
Depreciation	18,915	18,292
Amortization of drydock costs	3,507	3,343
Amortization of intangibles	1,081	1,198
(Gain) loss on foreign exchange	(68)	873
Equity-based severance costs	558	—
Loss on termination of vessel lease	—	2,660
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, equity based severance costs and loss on termination of vessel lease.	$32,440	$33,690

The following table summarizes the changes in the components of our revenue and certain expenses during the fiscal year ended March 31, 2016 compared to the fiscal year period ended March 31, 2015:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Fiscal year ended March 31, 2015	4,106	$129,107	$22,110	$1,743	$152,960	$1,711	$97,821	$6,463	$13,275	$33,690
Changes in fiscal year ended March 31, 2016
Change attributable to weaker Canadian dollar	—	(10,264)	(1,948)	(2,340)	(14,552)	(2,363)	(7,791)	(311)	(864)	(3,223)
Net change on a constant currency basis	(195)	4,748	(8,615)	—	(3,867)	—	(6,668)	(303)	1,524	1,580
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	13,903	13,903	14,068	—	—	—	(165)
Total Change	(195)	$(5,516)	$(10,563)	$11,563	$(4,516)	11,705	$(14,459)	(614)	660	(1,808)
Fiscal Year ended March 31, 2016	3,911	$123,591	$11,547	$13,306	$148,444	$13,416	$83,362	$5,849	$13,935	$31,882
*Operating Income plus Depreciation, Amortization of Drydock Costs, Amortization of Intangibles, (Gain) Loss on Foreign Exchange, equity-based severance costs and loss on termination of vessel lease.
Total revenue during the year ended March 31, 2016 was $148.4 million, a decrease of 3.0%, compared to $153.0 million during the year ended March 31, 2015. This decrease was primarily attributable to a weaker Canadian dollar, reduction in fuel surcharges and a 195 day decrease in Sailing Days (which we define as days a vessel is crewed and available for sailing). These were partially offset by contractual price increases, higher water levels, an early time charter termination pay out, reduced delay days related to ice coverage in the fiscal year ended March 31, 2015 and a $11.6 million increase in outside vessel charter revenue. The increase in outside vessel charter revenue relates to a single large customer that experienced liquidity issues in the third fiscal quarter, which caused the customer to defer inventory replenishment, which created inefficient trade pattern density for us. In addition, this same customer entered litigation with one of its suppliers, which resulted in their finding an alternative supply chain solution including loading ports which were not in locations that we could economically service. The customer filed for creditors protection under the Company’s Creditors Arrangement Act (CCA) in November 2015. Subsequent to the filing, to address their depleted on-hand raw material inventory and meet their winter needs before the end of the sailing season, they compressed a dramatic amount of deliveries into a 60 day window. The combination of these factors resulted in our inability to provide adequate internal vessel capacity or trade pattern flexibility to meet their revised replenishment needs. On a constant currency basis, our total revenue increased 6.6%, or $10.0 million, during the year ended March 31, 2016 compared to the year ended March 31, 2015.
Freight and other related revenue generated from Company-operated vessels decreased $5.5 million, or 4.3%, to $123.6 million during the year ended March 31, 2016 compared to $129.1 million during the year ended March 31, 2015. The decline was primarily a result of the aforementioned customer's CCA filing and related change in supply chain, a 195 day decrease in Sailing Days and a weaker Canadian dollar. On a constant currency basis, freight and other related revenue increased 3.7%, or $4.7 million, during the year ended March 31, 2016 compared to the year ended March 31, 2015.
Total tons hauled during the year ended March 31, 2016, including tons carried on outside vessel charter equipment, increased by 5.3% compared to the year ended March 31, 2015. Our tonnage carried on vessels that we operated during the year ended March 31, 2016 decreased 2.3% compared to the year ended March 31, 2015.  During the fiscal year ended March 31, 2016 we experienced increases in tonnage carried in construction aggregates of 12.9% due to stronger housing demand in the U.S.

market. Our salt tonnage, including tons carried on outside vessel charter equipment increased 10.2% compared to the year ended March 31, 2015. Total iron ore tons carried, including tons carried on outside vessel charter equipment, increased by 4.3% during the fiscal year ended March 31, 2016 compared to the fiscal year March 31, 2015 . Iron ore tons carried on vessels that we operated, decreased by 14.1% in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015 due to the aforementioned liquidity and subsequent CCA filing of a major customer in the third fiscal quarter ended December 31, 2015. Coal tonnage hauled in the fiscal year ended March 31, 2016 decreased 15.2% compared to the fiscal year ended March 31, 2015, including tonnage carried on outside voyage charter equipment vessel, due to weaker demand.

We introduced our sixteenth vessel into service on November 22, 2015 and operated fifteen other vessels (the “Operated Vessels”) during the year ended March 31, 2016 compared to operating fifteen vessels during the year ended March 31, 2015. We operated a total of 3,911 Sailing Days in the year ended March 31, 2016, including 113 Sailing Days in our fiscal fourth quarter compared to 4,106 Sailing Days in the prior year, including 256 Sailing Days in the quarter ended March 31, 2015. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 275 Sailing Days in the sailing season, assuming average weather conditions, no major repairs, incidents or vessel layups. With the exception of the vessel we introduced into service on November 22, 2015, the Company’s Operated Vessels sailed an average of approximately 241 Sailing Days during the fiscal year ended March 31, 2016 compared to an average of 274 Sailing Days during the fiscal year ended March 31, 2015. Our Operated Vessels exclusive of our newly introduced vessel operated for 93.4% of the theoretical maximum Sailing Days for the fiscal year ended March 31, 2016, compared to 99.5% of the theoretical maximum Sailing Days for the fiscal year ended March 31, 2015. Approximately 63 of the lost Sailing Days during the fiscal year ended March 31, 2016 were associated with vessels that we were operating under time charter agreements. Time charter agreements allow our customers the certainty of vessel capacity and in return the chartering customer continues to pay a reduced daily charter rate if the vessel does not sail. We were unable to economically use the remaining lost Sailing Days to haul tonnage for the aforementioned customer who filed for CCA protection.

We also measure "Delay Days", which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 343 Delay Days during the fiscal year ended March 31, 2016 compared to 434 Delay Days during the fiscal year ended March 31, 2015. Such Delay Days represent a Lost Time Factor, calculated as Delay Days as a percentage of Sailing Days, of 8.8% during the fiscal year ended March 31, 2016 compared to 10.6% during the fiscal year ended March 31, 2015.

Freight and related revenue per Sailing Day increased $158, or 0.5%, to $31,601 per Sailing Day during the fiscal year ended March 31, 2016 compared to $31,443 per Sailing Day during the fiscal year ended March 31, 2015. This revenue increase was primarily due to a change in the mix of cargos carried, fewer delay days and a trade pattern, offset by a weaker Canadian dollar. On a constant currency basis, freight and related revenue per Sailing Day increased 8.8% or $2,782 per Sailing Day during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $10.6 million, or 47.8%, to $11.5 million during the fiscal year ended March 31, 2016 compared to $22.1 million during the fiscal year ended March 31, 2015. Fuel and other surcharges per Sailing Day decreased by $2,433, or 45.2%, to $2,952 per Sailing Day during the fiscal year ended March 31, 2016 compared to $5,385 per Sailing Day during the fiscal year ended March 31, 2015. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. On a constant currency basis, fuel and other surcharges decreased 39.0%, or $8.6 million, during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.
Vessel operating expenses decreased $14.5 million, or 14.8%, to $83.4 million during the fiscal year ended March 31, 2016 compared to $97.8 million during the fiscal year ended March 31, 2015. The decrease was primarily due to a weaker Canadian dollar, reduced Sailing Days and reduced fuel prices, during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. Vessel operating expenses per Sailing Day decreased $2,509, or 10.5%, to $21,315 per Sailing Day during the fiscal year ended March 31, 2016 from $23,824 per Sailing Day during the fiscal year ended March 31, 2015. On a constant currency basis, vessel operating expenses decreased 6.8%, or $6.7 million, during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.6 million to $5.8 million during the fiscal year ended March 31, 2016 primarily due to a weaker Canadian dollar . Repairs and maintenance per Sailing Day decreased $78 to $1,496 per Sailing Day during the fiscal year ended March 31, 2016. On a constant currency basis, repairs and maintenance expenses decreased $0.3 million during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.
Our general and administrative expenses were $13.9 million during the fiscal year ended March 31, 2016 compared to $13.3 million during the fiscal year ended March 31, 2015. We incurred a non-recurring expense of $0.6 million associated with accelerated vesting of equity-based severance costs for two executives. Excluding this one-time charge, compensation and benefits expenses increased modestly, but were offset by a weaker Canadian dollar. Our general and administrative expenses before the one-time charge equaled 10.8% and 10.3% of freight and related revenue during the fiscal year ended March 31, 2016 and March 31, 2015, respectively.
Depreciation expense was $18.9 million during the fiscal year ended March 31, 2016 and $18.3 million for the fiscal year ended March 31, 2015. This increase of $0.6 million was primarily attributable to winter 2015 capital expenditures and depreciation attributable to our newest vessel offset by a weaker Canadian dollar.
Amortization of drydock costs was $3.5 million during the fiscal year ended March 31, 2016 and $3.3 million during the fiscal year ended March 31, 2015. During each of these periods, the Company amortized the deferred drydock costs of thirteen of its vessels.
Gain on foreign exchange during the fiscal year ended March 31, 2016 was $0.1 million, as compared to a loss of $0.9 million during the fiscal year ended March 31, 2015. Gain or loss on foreign exchange primarily relates to a translation of $39.8 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary offset by a foreign currency hedge.
During the fiscal year ended March 31, 2015, we incurred a $2.7 million loss on termination of a vessel lease.
As a result of the items described above, operating income during the three month period ended March 31, 2016 was $8.4 million compared to $7.3 million during the three month period ended March 31, 2015.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, and loss on termination of vessel lease decreased $1.3 million, or 3.7%, from $33.7 million during the fiscal year ended March 31, 2015 to $32.4 million during the fiscal year ended March 31, 2016. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, and loss on termination of vessel lease increased 4.2%, or $1.4 million, during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.
Interest expense, which is net of $1.2 million of capitalized interest and includes $1.3 million of amortization of deferred financing costs, decreased by $1.5 million or 11.0% to $12.5 million during the fiscal year ended March 31, 2016 from $14.0 million during the fiscal year ended March 31, 2015. This decrease in interest expense was primarily attributable to a lower interest rate on a portion of our long-term debt as a result of our refinancing completed in March 2015, a weaker Canadian dollar and higher interest capitalization, partially offset by a higher average debt balance compared to the fiscal year ended March 31, 2015. Cash interest expense during the fiscal year ended March 31, 2016 equaled $12.3 million compared to $12.9 million for the fiscal year ended March 31, 2015.
Our loss before income taxes was $4.0 million during the fiscal year ended March 31, 2016 compared to $9.0 million during the fiscal year ended March 31, 2015.

Our effective tax rate for fiscal year ended March 31, 2016 was (5.8)% on pre-tax loss of $4.0 million resulting in an income tax expense of $0.2 million. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). However, foreign and state income tax expense in the amount of $.04 million for Corporate Minimum Tax is payable in cash. Our effective tax rate for fiscal year ended March 31, 2015 was (4.7)% on pre-tax loss of $9.0 resulting in an income tax expense of $0.4 million.

Our current effective tax expense is primarily driven by the change in the valuation allowance against our U.S. federal net deferred tax assets. In fiscal year ended March 31, 2014 we established a $4.1 million reserve or valuation against our U.S. federal net deferred tax assets. As of the fiscal year ended March 31, 2016, our reserve has continued to increase to $7.8 million.

Our U.S. NOL was $60.5 million as of March 31, 2016. As it relates to the $7.8 million valuation allowance against our U.S. federal net deferred tax assets, the Company is required to establish a valuation allowance when future deductibility is uncertain.

Our provision for income tax expense was $0.2 million during the fiscal year ended March 31, 2016 compared to an income tax expense of $0.4 million during the fiscal year ended March 31, 2015. The decrease in income tax expense was due to a lower net loss before income taxes coupled with a lower consolidated tax rate during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.

Our net loss before preferred stock dividends was $4.2 million during the fiscal year ended March 31, 2016 compared to net loss before preferred stock dividends of $9.4 million during the fiscal year ended March 31, 2015.

We accrued $1.3 million for dividends on our preferred stock during the fiscal year ended March 31, 2016 compared to $1.2 million for the fiscal year ended March 31, 2015. This increase is attributable to a 1% increase in the effective rate of preferred dividends partially offset by a the conversion of a small number of preferred shares to common shares during the fiscal year ended March 31, 2016.
Our income applicable to common stockholders was a loss of $5.6 million during the fiscal year ended March 31, 2016 compared to a loss of $10.6 million during the fiscal year ended March 31, 2015.
The Canadian dollar (CDN) weakened by 13.2% compared to the U.S. dollar (USD) during the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015, averaging approximately $0.764 USD per CDN during the fiscal year ended March 31, 2016 compared to approximately $0.880 USD per CDN during the fiscal year ended March 31, 2015. The Company's balance sheet translation rate decreased from $0.790 USD per CDN at March 31, 2015 to $0.770 USD per CDN at March 31, 2016.
During the fiscal years ended March 31, 2016, the Company operated an average of six vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately half of our general and administrative costs and our interest expense is incurred in Canada. Approximately 40% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During the fiscal years ended March 31, 2016 and 2015, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the fiscal years ended March 31, 2016 and March 31, 2015, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 13.2% during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for the fiscal years ended March 31, 2016 and March 31, 2015. We believe cash generated from our operations and availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.

Net cash generated by operating activities during the fiscal year ended March 31, 2016 was $23.2 million, a decrease of $3.9 million, from $27.1 million during the fiscal year ended March 31, 2015. The decrease in cash generated was primarily attributable to higher unrealized foreign exchange loss in the fiscal year ended March 31, 2015 and reduced cash flow from working capital changes in the fiscal year ended March 31, 2016.
The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the fiscal years ended March 31, 2016 or 2015.
Net cash used in investing activities increased by $21.4 million to $45.2 million during the fiscal year ended March 31, 2016 from net cash used of $23.8 million during the fiscal year ended March 31, 2015. This increase was primarily due to capital expenditures on the conversion of our newest vessel to a self-unloading vessel.
Net cash provided by financing activities increased $20.4 million to $18.9 million provided during the fiscal year ended March 31, 2016 compared to net cash used of $1.5 million during the fiscal year ended March 31, 2015. The increase is attributable to borrowings under our senior and subordinated credit facilities related to the payments for our vessel conversion project.
Debt

We had total debt outstanding of $192.6 million at March 31, 2016 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $114.5 million and our Amended Second Lien Credit Agreement (defined below) of $78.1 million.

First Lien Credit Agreement

On March 27, 2015, Rand and certain of its subsidiaries entered into a Credit Agreement (the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a direct or indirect wholly-owned subsidiary of Rand and Rand itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Towing (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the First Lien Credit Agreement and are direct or indirect wholly-owned subsidiaries of Rand (collectively, the “Canadian Guarantors”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

The obligations under the First Lien Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Borrowers and the Guarantors party to the agreement. The security interests are evidenced by pledge, security and guaranty agreements and other related agreements, including certain fleet mortgages.

The credit facilities (the "Credit Facilities") under First Lien Credit Agreement consist of:

•
A revolving credit facility under which Lower Lakes Towing may borrow up to US $80 million (CDN or USD currency to be selected by Lower Lakes Towing) with a final maturity date of September 30, 2019 (the "Canadian Revolving Facility");

•
A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90 million with a final maturity date of September 30, 2019 (the "U.S. Revolving Facility");

•
A swing line facility under which Lower Lakes Towing may borrow up to CDN $8 million, less the outstanding balance of the Canadian Revolving Facility, with a final maturity date of September 30, 2019 (the "Canadian Swing Line Facility"); and

•
A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility, with a final maturity date of September 30, 2019 (the "U.S. Swing Line Facility").

Borrowings under the Credit Facilities will bear interest, in each case plus an applicable margin, as follows:

•
Canadian Revolving Facility: if funded in Canadian Dollars, the BA Rate (as defined in the First Lien Credit Agreement)or, at the borrower’s option, the Canadian Prime Rate (as defined in the First Lien Credit Agreement) and if funded in U.S. Dollars, the Canadian Base Rate (as defined in the First Lien Credit Agreement) or, at the borrower’s option, the LIBOR Rate (as defined in the First Lien Credit Agreement);

•	U.S. Revolving Facility: the U.S. Base Rate (as defined in the First Lien Credit Agreement) or, at the borrower’s option, the LIBOR Rate;

•	Canadian Swing Line Facility: the Canadian Prime Rate or, at the borrower’s option, the Canadian Base Rate; and

•	U.S. Swing Line Facility: the U.S. Base Rate.

The applicable margin to the BA Rate, Canadian Prime Rate, Canadian Base Rate, U.S. Base Rate and the LIBOR Rate is subject to specified changes depending on the Senior Funded Debt to EBITDA Ratio (as defined in the First Lien Credit Agreement). The Borrowers will also pay a monthly commitment fee at an annual rate of 0.25% on the undrawn committed amount available under the Canadian Revolving Facility and the U.S. Revolving Facility (the “Revolving Facilities”), which rate shall increase to 0.375% in the event the undrawn committed amount is greater than or equal to 50% of the aggregate committed amount under the Revolving Facilities.

Any amounts outstanding under the First Lien Credit Agreement are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of March 31, 2016.

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of December 31, 2015, Rand was not in compliance with certain covenants contained in the First Lien Credit Agreement. On February 9, 2016, Rand and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. As of March 31, 2016, the aggregate principal amount outstanding under the First Lien Credit Agreement was $114.5 million and Rand Company was otherwise in compliance with the covenants set forth in the First Lien Credit Agreement.

Amended Second Lien Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (as amended on April 11, 2014 and March 27, 2015, the “Amended Second Lien Credit Agreement”). The Amended Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million (the "Second Lien CDN Term Loan"); (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $38.3 million (the "Second Lien U.S. Term Loan"); and (iii) an uncommitted incremental term loan facility of up to $22.5 million as of March 27, 2015.

The outstanding principal amount of the Second Lien CDN Term Loan borrowings and the Second Lien U.S. Term Loan borrowings will be repayable upon their maturity on March 11, 2020. The Second Lien CDN Term Loan and Second Lien U.S. Term Loan bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Amended Second Lien Credit Agreement) plus 9.50% per annum, or (ii) the U.S. Base Rate (as defined in the Amended Second Lien Credit Agreement), plus 8.50% per annum.

The effective interest rates at March 31, 2016 were 10.75% (10.75% at March 31, 2015) on the Second Lien CDN Term Loan and 10.75% (10.75% at March 31, 2015) on the Second Lien U.S. Term Loan.

Obligations under the Amended Second Lien Credit Agreement are secured by the first-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Amended Second Lien Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower.

Under the Amended Second Lien Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

The Amended Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. As of December 31, 2015, Rand was not in compliance with certain covenants contained in the Amended Second Lien Credit Agreement. On February 9, 2016, Rand and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders. As of March 31, 2016, the aggregate principal outstanding under the Amended Second Lien Credit Agreement was $78.1 million and Rand was otherwise in compliance with the covenants set forth in the Amended Second Lien Credit Agreement.

The Amended Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that was required in connection with certain borrowings under the First Lien Credit Agreement towards the delivery of our new vessel at the end of 2015.  This incremental loan was made on September 28, 2015.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and Amended Second Lien Credit agreement described above, on March 27, 2015, Rand and certain of its subsidiaries entered into an Intercreditor Agreement (the "Intercreditor Agreement") with Bank of America, N.A., as the agent for the lenders under the First Lien Credit Agreement (the "First Lien Lenders") and Guggenheim Corporate Funding, LLC, as the agent for the lenders under the Amended Second Lien Credit Agreement (the "Second Lien Lenders"). Under the Intercreditor Agreement, the Second Lien Lenders have agreed to subordinate our obligations to them to the repayment of our obligations to the First Lien Lenders and have further agreed to subordinate their liens on our assets to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Amended Second Lien Credit Agreement.

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
As of March 31, 2016, the Company had $1.9 million of unpaid accrued dividends on its preferred stock compared to $0.6 million at March 31, 2015. As of March 31, 2016, the effective rate of preferred dividends was 8.75% as compared to 7.75% at March 31, 2015.
Investments in Capital Expenditures and Drydockings
We incurred $46.4 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2016, including $3.1 million of carryover from the 2015 winter season, compared to $25.7 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2015 due to capital expenditure on our new vessel, including $4.1 million of carryover from the 2014 winter season.
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
Consistent with shipping industry practice, other than inspection of the physical condition of the vessels and examinations of classification society records, we do not typically engage in historical financial due diligence process when we acquire vessels. Accordingly, in such circumstances, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make vessel acquisitions, nor do we believe it would be helpful to potential investors in our stock in assessing our business or profitability.
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
When we purchase a vessel and assume or renegotiate contracts of affreightment associated with the vessel, we must take the following steps before the vessel will be ready to commence operations:

•	obtain the customer's consent to us as the new owner if applicable;

•	arrange for a new crew for the vessel;

•	replace all hired equipment on board, such as gas cylinders and communication equipment;

•	negotiate and enter into new insurance contracts for the vessel through our own insurance brokers; and

•	implement a new planned maintenance program for the vessel.

The following discussion is intended to provide an understanding of how acquisitions of vessels affect our business and results of operations.
Our business is comprised of the following main elements:

•	employment and operation of our drybulk vessels;

•	scheduling our vessels to satisfy customer's contracts of affreightment; and

•	management of the financial, general and administrative elements involved in the conduct of our business and ownership of our drybulk vessels.

The employment and operation of our vessels requires the following main components:

•	vessel maintenance and repair;

•	crew selection and training;

•	vessel spares and stores supply;

•	planning and undergoing drydocking, special surveys and other major repairs;

•	organizing and undergoing regular classification society surveys;

•	contingency response planning;

•	onboard safety procedures auditing;

•	accounting;

•	vessel insurance arrangement;

•	vessel scheduling;

•	vessel security training and security response plans (ISPS);

•	obtain ISM (International Safety Management) certification and audit for each vessel within six months of taking over a vessel;

•	vessel hire management;

•	vessel surveying; and

•	vessel performance monitoring.
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
The preparation of financial statements in conformity with GAAP requires the application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.
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
Impairment of fixed assets and finite-lived intangible assets

Fixed assets (e.g., property and equipment) and finite-lived intangible assets (e.g., customer contracts and relationships) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset groups (e.g., tugs and barges), might be no longer recoverable. Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.
Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and we are actively pursuing a buyer), the impairment test is a comparison of the asset's carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the fiscal year ended March 31, 2016.
Impairment of goodwill
The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next step of the goodwill impairment test. The second step of the goodwill impairment test identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques, primarily being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2016, the Company conducted the first step qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two steps were therefore unnecessary.  The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the twelve month period ended March 31, 2016.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

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

The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years (Fiscal Years)
Federal (U.S.)	2012 – 2015
Various states	2012 – 2015
Federal (Canada)	2009 – 2015
Ontario	2009 – 2015

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant.

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.The Company is evaluating the effect, if any, that adopting this new accounting standard will have on the Company's consolidated financial statements and related disclosures.

Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management's evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect of this ASU will have, when adopted.

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented. Early adoption is permitted.  The Company is evaluating the effect this ASU will have, when adopted.

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as non-current. The Company early adopted this standard on a prospective basis as of fiscal year ended March 31, 2016. As a result, the Company reclassified deferred tax assets and deferred tax liabilities classified as current to non-current. The prior period has not been retrospectively adjusted.

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU revises the existing guidance related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with earlier adoption permitted. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.
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

Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the fourth quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2016 based on the criteria set forth in a report entitled 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2016, our internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information, as of June 15, 2016, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Unvested Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	416,379*	$3.85	266,785
Equity compensation plans not approved by security holders	—	—	—
Total	416,379*	$3.85	266,785
*Includes 53,360 shares of unvested restricted stock

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein:
See Exhibit Index below.

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (1)
2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)
2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)
2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 3, 2006. (6)
3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (7)
3.3	Second Amended and Restated By-laws. (8)
4.1	Specimen Common Stock Certificate. (5)
10.1*	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (9)
10.2*	Form of Restricted Share Award Agreement by and between Rand Logistics, Inc. and Scott Bravener. (10)
10.3*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Laurence S. Levy. (11)
10.4*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Edward Levy. (11)
10.5	Memorandum of Agreement, dated March 11, 2014, by and between Uni-Tankers M/T “Lalandia Swan” ApS and Lower Lakes Towing Ltd. (12)
10.6*	Employment Agreement, dated July 3, 2014, by and between Lower Lakes Towing Ltd. and Scott Bravener. (13)
10.7	Agreement, dated as of September 22, 2014, by and between the Company and JWEST, LLC. (14)
10.8*	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Laurence S. Levy. (15)
10.9*	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Edward Levy. (15)
10.10*	Employment Separation Agreement and Release, dated November 5, 2014, by and between Rand Logistics, Inc. and Joseph W. McHugh, Jr. (15)
10.11
Credit Agreement, dated March 27, 2015, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., the guarantors party thereto, Bank of America, N.A., as agent, and the lenders party thereto. (16)

10.12
Term Loan Credit Agreement as of March 27, 2015, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., the guarantors party thereto, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto, as amended. (16)

10.13
Intercreditor Agreement, dated March 27, 2015, by and among Bank of America, N.A., Guggenheim Corporate Funding, LLC, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., and the obligors party thereto. (16)

10.14*	Offer Letter, dated May 7, 2015, by and between Rand Logistics, Inc. and Mark Hiltwein. (17)
10.15
Amendment No. 1 and Waiver Agreement, dated February 9, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto. (18)

10.16
Third Amendment and Waiver Under Term Loan Credit Agreement, dated February 9, 2016 by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto. (18)

21.1†	Subsidiaries of Rand.
23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1†	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006 (SEC File No. 000-50908).
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006 (SEC File No. 000-50908).
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006 (SEC File No. 000-50908).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006 (SEC File No. 000-50908).
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 30, 2004 (SEC File No. 333-117051).
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2006 (SEC File No. 000-50908).
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 000-50908).
(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007 (SEC File No. 001-33345).
(9)	Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 27, 2012 (SEC File No. 001-33345).
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2009 (SEC File No. 001-33345).
(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2013 (SEC File No. 001-33345).
(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2014 (SEC File No. 001-33345).
(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2014 (SEC File No. 001-33345).
(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014 (SEC File No. 001-33345).

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2014 (SEC File No. 001-33345).
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2015 (SEC File No. 001-33345).
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015 (SEC File No. 001-33345).
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2016 (SEC File No. 001-33345).

* Indicates management contract or compensatory plan, contract or arrangement.
† Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.
By:	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director

Date: June 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Levy	President, Chief Executive Officer and Director	June 15, 2016
Edward Levy	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	June 15, 2016
Mark S. Hiltwein	(Principal Financial Officer)

/s/ Laurence S. Levy	Director	June 15, 2016
Laurence S. Levy
/s/ H. Cabot Lodge, III	Director	June 15, 2016
H. Cabot Lodge, III
/s/ James K. Thompson	Director	June 15, 2016
James K. Thompson
/s/ Michael D. Lundin	Director	June 15, 2016
Michael D. Lundin
/s/ John Binion	Director	June 15, 2016
John Binion
/s/ Robert K. Kurz	Director	June 15, 2016
Robert K. Kurz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 6 to the consolidated financial statements, the Company elected to early adopt new accounting guidance in the fourth quarter of the year ended March 31, 2016 that requires the classification of all deferred income tax assets and liabilities as noncurrent in a classified statement of financial position. The Company elected not to retrospectively apply this new accounting guidance to the accompanying consolidated balance sheet as of March 31, 2015.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
June 15, 2016	Chartered Professional Accountants
Licensed Public Accountants

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31, 2016	March 31, 2015
ASSETS
CURRENT
Cash and cash equivalents	$77	$3,298
Accounts receivable, net (Note 4)	2,697	2,764
Income taxes receivable	47	91
Prepaid expenses and other current assets (Notes 5 and 8)	6,320	5,957
Deferred income taxes (Note 6)	—	347
Total current assets	9,141	12,457
PROPERTY AND EQUIPMENT, NET (Note 7)	228,504	206,276
OTHER ASSETS (Note 8)	102	569
DEFERRED DRYDOCK COSTS, NET (Note 9)	6,660	7,590
INTANGIBLE ASSETS, NET (Note 10)	10,807	13,205
GOODWILL (Note 10)	10,193	10,193
Total assets	$265,407	$250,290
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	17,822	15,350
Accrued liabilities (Note 13)	8,144	7,628
Other current liability	776	166
Income taxes payable	34	—
Current portion of deferred payment liability	564	536
Total current liabilities	27,340	23,680
LONG-TERM PORTION OF DEFERRED PAYMENT LIABILITY	—	564
LONG-TERM DEBT (Note 14)	114,520	101,213
SUBORDINATED DEBT (Note 15)	78,126	72,500
OTHER LIABILITIES	—	479
DEFERRED INCOME TAXES (Note 6)	5,825	5,607
Total liabilities	225,811	204,043
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at March 31, 2016 and 300,000 shares at March 31, 2015 (Note 18)	14,674	14,900
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,359,397 shares at March 31, 2016 and 18,035,427 shares at March 31, 2015 (Note 18)	1	1
Additional paid-in capital	90,993	90,130
Accumulated deficit	(56,537)	(50,972)
Accumulated other comprehensive loss	(9,535)	(7,812)
Total stockholders’ equity	39,596	46,247
Total liabilities and stockholders’ equity	$265,407	$250,290

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2016	Year ended March 31, 2015
REVENUE
Freight and related revenue	$123,591	$129,107
Fuel and other surcharges	11,547	22,110
Outside voyage charter revenue	13,306	1,743
TOTAL REVENUE	148,444	152,960
EXPENSES
Outside voyage charter fees (Note 19)	13,416	1,711
Vessel operating expenses	83,362	97,821
Repairs and maintenance	5,849	6,463
General and administrative	13,935	13,275
Depreciation	18,915	18,292
Amortization of drydock costs	3,507	3,343
Amortization of intangibles	1,081	1,198
(Gain) loss on foreign exchange, net	(68)	873
Loss on termination of vessel lease (Note 16)	—	2,660
TOTAL EXPENSES	139,997	145,636
OPERATING INCOME	8,447	7,324
OTHER INCOME AND EXPENSES
Interest expense (Note 20)	12,461	14,007
Interest income	(14)	(18)
Loss on extinguishment of debt (Note 14)	—	2,331
	12,447	16,320
LOSS BEFORE INCOME TAXES	(4,000)	(8,996)
PROVISION FOR INCOME TAXES (Note 6)
Current	51	7
Deferred	181	417
	232	424
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(4,232)	(9,420)
PREFERRED STOCK DIVIDENDS	1,333	1,168
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,565)	$(10,588)
Net loss per share basic and diluted (Note 23)	$(0.31)	$(0.59)
Weighted average shares basic and diluted	18,045,935	17,847,939

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Loss
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2016	Year ended March 31, 2015

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(4,232)	(9,420)
Other comprehensive loss:
Change in foreign currency translation adjustment	(1,723)	(4,449)
COMPREHENSIVE LOSS BEFORE PREFERRED STOCK DIVIDENDS	(5,955)	(13,869)

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, March 31, 2014	300,000	$14,900	17,933,859	$1	$89,486	$(40,277)	$(3,363)	$60,747
Net loss	—	—	—	—	—	(9,420)	—	(9,420)
Preferred stock dividends	—	—	—	—	—	(1,168)	—	(1,168)
Restricted stock issued (Note 18)	—	—	103,315	—	610	—	—	610
Unrestricted stock issued (Note 18)	—	—	26,067	—	114	—	—	114
Stock repurchased and extinguished	—	—	(38,373)	—	(143)	(107)	—	(250)
Restricted stock units granted	—	—	10,559	—	63	—	—	63
Translation adjustment	—	—	—	—	—	—	(4,449)	(4,449)
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net loss	—	—	—	—	—	(4,232)	—	(4,232)
Preferred stock dividends	—	—	—	—	—	(1,333)	—	(1,333)
Restricted stock issued (Note 18)	—	—	13,801	—	25	—	—	25
Unrestricted stock issued (Note 18)	—	—	264,814	—	524	—	—	524
Restricted stock units granted	—	—	8,905	—	57	—	—	57
Preferred stock conversion to common stock	(4,520)	(226)	36,450		226	—	—	—
Stock options issued (Note 18)	—	—	—	—	31	—	—	31
Translation adjustment	—	—	—	—	—	—	(1,723)	(1,723)
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2016	Year ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,232)	$(9,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of drydock costs	22,422	21,635
Amortization of intangibles and deferred financing costs	2,354	2,503
Deferred income taxes	181	417
Loss on extinguishment of debt	—	2,298
Loss on leasehold improvements written off in lease termination	—	1,489
Equity compensation granted	637	787
Unrealized foreign exchange loss	638	4,512
Deferred drydock costs paid	(2,001)	(2,331)
Changes in operating assets and liabilities:
Accounts receivable	67	(135)
Prepaid expenses and other current assets	(363)	1,387
Accounts payable and accrued liabilities	2,811	3,246
Other assets and liabilities, net	598	803
Income taxes payable, net	80	(95)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,192	27,096
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(45,165)	(23,839)
NET CASH USED IN INVESTING ACTIVITIES	(45,165)	(23,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(536)	(499)
Proceeds from long-term debt	42,486	101,444
Shares repurchased and extinguished	—	(250)
Long-term debt repayment	(22,460)	(98,826)
Debt financing cost	(546)	(2,994)
Proceeds from bank indebtedness	—	19,767
Repayment of bank indebtedness	—	(19,538)
Payment of preferred stock dividend	—	(581)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,944	(1,477)
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(192)	(1,084)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,221)	696
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	3,298	2,602
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$77	$3,298
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$10,654	$10,964
Unpaid purchases of property and equipment	$7,131	$8,720
Unpaid purchases of deferred drydock costs	$1,381	$554
Payment of income taxes	$1	$100

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

On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes (17) owns the M. V. Manitoulin, a vessel placed in service in November 2015.

2.	SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings and Black Creek Holdings, wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing, Lower Lakes Transportation and Grand River, each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair and Lower Lakes (17), each of which is a wholly-owned subsidiary of Lower Lakes Towing.

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

SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

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

Revenue and operating expenses recognition

The Company generates revenues from freight billings under contracts of affreightment (voyage charters) generally on a rate per ton basis based on origin-destination and cargo carried. Voyage revenue is recognized ratably over the duration of a voyage, which average from 2 to 3 days, based on the relative transit time in each reporting period when the following conditions are met: the Company has a signed contract of affreightment, the contract price is fixed or determinable and collection is reasonably assured.  Included in freight billings are other fees such as fuel surcharges and other freight surcharges, which represent pass-through charges to customers for toll fees, lockage fees and ice breaking fees paid to other parties.  Fuel surcharges are recognized ratably over the duration of the voyage, while freight surcharges are recognized when the associated costs are incurred. Freight surcharges are less than 5% of total revenue for all periods presented.

Marine operating costs included in vessel operating expenses such as crewing costs, fuel, tugs and insurance are recognized as incurred or consumed and thereby are recognized ratably in each reporting period. Repairs and maintenance and certain other insignificant costs are recognized as incurred.

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

Fuel and lubricant inventories

Raw materials, fuel and certain operating supplies are accounted for on a first-in, first-out cost method (based on monthly averages). Raw materials and fuel are stated at the lower of actual cost (first-in, first-out method) or market and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Operating supplies are stated at actual cost or average cost and are recognized in expenses as they are consumed.

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

Impairment of fixed assets and finite-lived intangible assets

Fixed assets (e.g. property and equipment) and finite-lived intangible assets (e.g. customer relationships and contracts) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset group (e.g. tugs and barges) might be no longer recoverable. Examples of such triggering events include, but are not limited to a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) or group of asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the asset’s carrying value to its fair value less costs to sell. To the extent that the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The Company has determined that there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the twelve month period ended March 31, 2016, and there are no assets held for sale as of March 31, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. The United States GAAP require that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next step of the goodwill impairment test. The second step of the goodwill impairment test identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques, primaily a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  As of March 31, 2016, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units 'was not more likely than not less than' their carrying amounts and the remaining two-step impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in our markets or other triggering events that indicated that it is more likely than not that the fair value of our reporting units was less than the carrying value of our reporting units during the twelve month period ended March 31, 2016.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally 60 months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are completed in January, February, and March of each year when the vessels are not engaged in affreightment activities.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining useful life of the upgrade or asset repaired.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized.

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

The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years (Fiscal Years)
Federal (U.S.A)	2012 – 2015
Various states	2012 – 2015
Federal (Canada)	2010 – 2015
Ontario	2010 – 2015

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in the preparation of these consolidated financial statements include the assumptions used in determining the useful lives of long-lived assets, the assumptions used in determining whether assets are impaired, the assumptions used in determining the valuation allowance for deferred income tax assets and the assumptions used in stock-based compensation awards. Actual results could differ from those estimates.

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

Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value, establishes a framework for measuring fair value in GAA{ and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.The Company is evaluating the effect, if any, that adopting this new accounting standard will have on the Company's consolidated financial statements and related disclosures.

Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management's evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect of this ASU will have, when adopted.

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented. Early adoption is permitted.  The Company is evaluating the effect this ASU will have, when adopted.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as non-current. The Company early adopted this standard on a prospective basis as of fiscal year ended March 31, 2016. As a result, the Company reclassified deferred tax assets and deferred tax liabilities classified as current to non-current. The prior period has not been retrospectively adjusted.
Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU revises the existing guidance related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with earlier adoption permitted. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effects of the adoption of this ASU on its consolidated financial statements.

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $116 as of March 31, 2016 and $nil as of March 31, 2015. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2016	March 31, 2015
Prepaid insurance	$1,012	$160
Fuel and lubricant inventories	3,872	4,018
Deposits and other prepaids	1,436	1,779
	$6,320	$5,957

6.	INCOME TAXES

Loss before income taxes was derived from the following sources:

	March 31, 2016	March 31, 2015
United States	$(5,002)	$(8,672)
Foreign	1,002	(324)
	$(4,000)	$(8,996)

The components of the provision (benefit) for income taxes are as follows:

	March 31, 2016	March 31, 2015
Current:
Federal	$—	$—
State and local	17	7
Foreign	34	—
Deferred:
Federal	—	—
State and local	(106)	(172)
Foreign	287	589
	$232	$424

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The total provision (benefit) for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income (loss) before provision for income taxes as follows:

	Year ended March 31, 2016	Year ended March 31, 2015
Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes	2.4%	1.8%
Foreign income taxes	0.6%	(0.8)%
Imputed interest income	(9.0)%	(3.9)%
Federal valuation allowance	(27.0)%	(29.1)%
Foreign Permanent Items/Other	(6.8)%	(6.7)%
Effective income tax rate	(5.8)%	(4.7)%

The primary reason the effective income tax rate for fiscal 2016 is lower than the statutory U.S. federal tax rate is due to the Federal U.S. and foreign valuation allowances and imputed interest income.

In November 2015, as discussed in Note 3, the FASB issued Accounting Standards Update 2015-17 that require deferred tax assets and liabilities to be classified as non-current in the balance sheet.  The guidance is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted.  The Company elected to early adopt the guidance during the fourth quarter of the year ended March 31, 2016 and have applied a prospective approach. All deferred assets and liabilities will be classified as non-current beginning for the period ending March 31, 2016, and forward.

The significant components of current deferred tax assets and liabilities as of March 31, 2015 are as follows:

March 31, 2015
Assets:
Accrued liabilities not yet deductible for tax	4
Deferred foreign exchange gain	787
Other	—
791
Valuation allowance	(313)
Total current deferred tax assets	478
Liability:
Other	(131)

Total current deferred tax liabilities	(131)

Net current deferred tax assets (liabilities)	347

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2016	March 31, 2015
Long-term deferred tax assets
Operating loss carry forwards	$24,602	$23,669
FIN 48 adjustment	1,444	708
Other	504	241
	$26,550	$24,618
Valuation allowance	(10,239)	(8,328)
Net long-term deferred tax assets	$16,311	$16,290
Long-term deferred tax liabilities
Separately identifiable intangibles	(539)	(492)
Depreciation and dry dock expenses	(21,346)	(21,256)
Other	(251)	(149)
Total long-term deferred tax liabilities	$(22,136)	$(21,897)
Net long-term deferred tax liabilities	$(5,825)	$(5,607)

The Company has net long term deferred tax liabilities of $241 ($349 as of March 31, 2015) in the U.S. federal and state jurisdictions and net long term deferred tax liabilities of $5,584 ($5,258 as of March 31, 2015) in Canadian jurisdictions. The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain.  Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

The Company determined at March 31, 2014 that its U.S. federal net deferred tax assets, including net operating loss carry-forwards, would not fully be utilized due to a cumulative break-even position over the prior three fiscal years, coupled with anticipated cumulative three year losses in the near future. As such, the Company recorded a full valuation allowance against the net U.S. Federal deferred tax assets.

The Company's position remains unchanged at March 31, 2016 as it relates to the U.S. federal net deferred tax assets, thus a full valuation allowance against the net U.S. Federal, net deferred tax assets continues in existence, resulting in an increase of the valuation allowance by $1,100 during the year ended March 31, 2016 and $2,614 during the year ended March 31, 2015.

The Company determined at March 31, 2015 that the Canadian deferred income tax asset relating to non-capital losses on Lower Lakes Towing would be realized based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities. The Company determined that the deferred income tax assets relating to capital losses and unrealized foreign exchange losses in Lower Lakes Towing would not be realized. As such, a full valuation allowance was recorded against capital losses and unrealized foreign exchange losses in Lower Lakes Towing. The Company also determined that the Canadian deferred income tax assets on Lower Lakes Ship Repair and Lower Lakes (17) would not be realized based on the uncertainty of future income. As such, a full valuation allowance was recorded against Lower Lakes Ship Repair's and Lower Lakes (17)'s deferred tax assets. The Company's position remains unchanged at March 31, 2016 as it relates to the Canadian net deferred tax assets.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

6.	INCOME TAXES (continued)

For state tax purposes, the Company is in a small net deferred tax asset position of $99 before the consideration of the valuation allowance at March 31, 2016 and in a small net deferred tax liabilities position of $104 before the consideration of the valuation allowance at March 31, 2015. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carry-forwards. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of March 31, 2016.

At March 31, 2016, the Company had unused U.S. federal net operating loss carry-forwards totaling $60,536 that expire between fiscal 2020 and 2036, of which a small portion is subject to Internal Revenue Code section 382 annual limitations.  At March 31, 2016, the Company also had unused Canadian net operating loss carry-forwards totaling CDN $16,136 that expire between fiscal 2027 and 2036.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	March 31, 2016	March 31, 2015
Cost
Vessels	$319,689	$279,785
Leasehold improvements	88	102
Furniture and equipment	588	563
Vehicles	16	16
Computer, communication equipment and purchased software	3,185	2,901
	$323,566	$283,367
Accumulated depreciation
Vessels	$92,482	$74,794
Leasehold improvements	58	78
Furniture and equipment	351	283
Vehicles	13	13
Computer, communication equipment and purchased software	2,158	1,923
	95,062	77,091
	$228,504	$206,276

Property and equipment as of March 31, 2016 includes capitalized interest during the twelve-month period ended March 31, 2016 of $1,161 ($734 for the fiscal year ended March 31, 2015).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	OTHER ASSETS

Other assets, classified as non-current include certain customer contract related expenditures, which are amortized over a five-year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	March 31, 2016	March 31, 2015
Customer contract costs	$287	$533
Prepaid expenses and other assets	6,135	5,993
Total	$6,422	$6,526

Current portion (Note 5)	6,320	5,957

Other long-term assets	$102	$569

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	March 31, 2016	March 31, 2015
Drydock expenditures	$17,930	$16,607
Accumulated amortization	(11,270)	(9,017)
	$6,660	$7,590

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2014	$9,321
Drydock costs accrued and incurred	2,239
Amortization of drydock costs	(3,343)
Foreign currency translation adjustment	(627)
Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	2,828
Amortization of drydock costs	(3,507)
Foreign currency translation adjustment	(251)
Balance as of March 31, 2016	$6,660

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	March 31, 2016	March 31, 2015
Intangible assets:
Deferred financing costs	$6,859	$6,787
Trademarks and trade names	—	866
Customer relationships and contracts	15,122	15,378
Total identifiable intangibles	21,981	23,031
Accumulated amortization:
Deferred financing costs	$1,957	$686
Trademarks and trade names	—	785
Customer relationships and contracts	9,217	8,355
Total accumulated amortization	11,174	9,826
Net intangible assets	10,807	13,205
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

March 31, 2016	$2,303
March 31, 2017	2,303
March 31, 2018	2,302
March 31, 2019	2,024
March 31, 2020	948
$9,880

11.	VESSEL ACQUISITION

On March 11, 2014, Lower Lakes entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS, pursuant to which Lower Lakes purchased the Lalandia Swan for a purchase price of $7,000. Lower Lakes subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated debt described in Note 15. The vessel was converted to a self-unloading vessel. The Lalandia Swan was renamed the M.V. Manitoulin. The vessel was placed into service in November 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	BANK INDEBTEDNESS

As explained in Note 14, the outstanding amount under operating lines of credit under the Fourth Amended and Restated Credit Agreement as of March 27, 2015 were repaid out of the proceeds of the First Lien Credit Agreement, as defined therein.

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2016	March 31, 2015
Deferred financing and other transaction costs	$4	$396
Payroll compensation and benefits	786	1,575
Preferred stock dividends	1,920	587
Professional fees	488	340
Interest	2,305	1,771
Winter work, deferred drydock expenditures and capital expenditures	834	1,293
Capital and franchise taxes	12	30
Other	1,795	1,636
	$8,144	$7,628

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		March 31, 2016	March 31, 2015
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	43,120	44,213

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	71,400	57,000
		$114,520	$101,213
	Less amounts due within 12 months	—	—
		$114,520	$101,213

The effective interest rates at March 31, 2016 were 3.60% (3.75% at March 31, 2015) on the Canadian Revolving Facility and 3.37% (3.03% at March 31, 2015) on the U.S. Revolving Facility.

On March 27, 2015, the Company and certain of its subsidiaries entered into a Credit Agreement (the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holding, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the First Lien Credit Agreement and are direct or indirect wholly-owned subsidiaries of the Company (collectively, the “Canadian Guarantors”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First lien Credit Agreement were used to extinguish certain indebtedness, including the Fourth Amended and Restated Credit Agreement by and among Lower Lakes Towing, Lower Lakes Towing Transportation, Grand River and Black Creek Shipping, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders and to provide working capital financing and funds for other general corporate and permitted purposes.

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

The credit facilities (the “Credit Facilities”) under the First Lien Credit Agreement consist of:

•
A revolving credit facility under which Lower Lakes Towing may borrow up to US $80,000 (CDN or USD currency to be selected by Lower Lakes Towing ) with a final maturity date of September 30, 2019 (the “Canadian Revolving Facility”);

•A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90,000 with a final maturity date of September 30, 2019 (the “U.S. Revolving Facility”);

•
A swing line facility under which Lower Lakes Towing may borrow the lesser of up to CDN $8,000 and the CDN maximum borrowing availability less the outstanding balance of the CDN revolving line at such time, with a final maturity date of September 30, 2019 (the “Canadian Swing Line Facility”); and

•A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow lesser of up to USD $9,000 and the maximum borrowing availability less the outstanding balance of the U.S. revolving line at such time, with a final maturity date of September 30, 2019 (the “U.S. Swing Line Facility”).

Borrowings under the Credit Facilities will bear interest, in each case plus an applicable margin, as follows:

•
Canadian Revolving Facility: if funded in Canadian Dollars, the BA Rate (as defined in the First Lien Credit Agreement) or, at the borrower’s option, the Canadian Prime Rate (as defined in the First Lien Credit Agreement) and if funded in U.S. Dollars, the Canadian Base Rate (as defined in the First Lien Credit Agreement) or, at the borrower’s option, the LIBOR Rate (as defined in the First Lien Credit Agreement);

•	U.S. Revolving Facility: the US Base Rate (as defined in the First Lien Credit Agreement) or, at the borrower’s option, the LIBOR Rate;
•Canadian Swing Line Facility: the Canadian Prime Rate or, at the borrower’s option, the Canadian Base Rate;
and
•U.S. Swing Line Facility: the US Base Rate.

The applicable margin to the BA Rate, Canadian Prime Rate, Canadian Base Rate, US Base Rate and the LIBOR Rate is subject to specified changes depending on the Senior Funded Debt to EBITDA Ratio (as defined in the First Lien Credit Agreement). The Borrowers will also pay a monthly commitment fee at an annual rate of 0.25% on the undrawn committed amount available under the Canadian Revolving Facility and the U.S. Revolving Facility (the “Revolving Facilities”), which rate shall increase to 0.375% in the event the undrawn committed amount is greater than or equal to 50% of the aggregate committed amount under the Revolving Facilities.

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of March 31, 2016.

The First Lien Credit Agreement contains certain negative covenants, including those limiting the Guarantors’, the Borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the Borrowers to maintain certain financial ratios. The First Lien Credit Agreement also contains affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Credit Facilities. As of December 31, 2015, Rand was not in compliance with certain covenants contained in the First Lien Credit Agreement. On February 9, 2016, Rand and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders.
As of March 31, 2016, the Company was in compliance with covenants contained in the First Lien Credit Agreement.

As of March 31, 2016, the Company had credit availability of USD $50,647 on the Credit Facilities based on eligible receivables and vessel collateral value.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		March 31, 2016	March 31, 2015
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$39,826	$34,200

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		$78,126	$72,500

The effective interest rates at March 31, 2016 were 10.75% (10.75% at March 31, 2015) on the Second Lien CDN Term Loan and 10.75% (10.75% at March 31, 2015) on the Second Lien U.S. Term Loan.

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (as amended on April 11, 2014 and March 27, 2015, the "Amended Second Lien Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness of borrowers under the Third Amended and Restated Credit Agreement, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Amended Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes was obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500. On September 28, 2015, the Company added $5,626 to the Second Lien CDN Term loan to fund certain shipyard payments in connection with the conversion of an acquired vessel to a self-unloader vessel (see Note 11).

The outstanding principal amount of the Second Lien CDN Term Loan borrowings and the Second Lien U.S. Term Loan borrowings will be repayable upon their maturity on March 11, 2020. The Second Lien CDN Term Loan and Second Lien U.S. Term Loan bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Amended Second Lien Credit Agreement) plus 9.50% per annum, or (ii) the U.S. Base Rate (as defined in the Amended Second Lien Credit Agreement), plus 8.50% per annum.

Obligations under the Amended Second Lien Credit Agreement are secured by the first-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Amended Second Lien Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Amended Second Lien Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions). The Amended Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Amended Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Amended Second Lien Credit Agreement being accelerated. The obligations of the borrowers and the liens of the lenders under the Amended Second Lien Credit Agreement are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT (continued)

On April 11, 2014, the Company and certain of its subsidiaries entered into a First Amendment (the "First Amendment") to the Amended Second Lien Agreement. The First Amendment extended the due date of certain post-closing deliverables. In connection with the First Lien Credit Agreement described above, on March 27, 2015 the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Amended Second Lien Credit Agreement (as amended, the “Amended Second Lien Credit Agreement”). The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. As of December 31, 2015, Rand was not in compliance with certain covenants contained in the Amended Second Lien Credit Agreement. On February 9, 2016, Rand and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders.
As of March 31, 2016, the Company was in compliance with covenants contained in the Amended Second Lien Credit Agreement.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and the Amended Second Lien Credit Agreement described above, on March 27, 2015, the Company and certain of its subsidiaries (collectively, the "Credit Parties") entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the First Lien Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Amended Second Lien Credit Agreement (the “Second Lien Lenders”).

Under the Intercreditor Agreement, the Second Lien Lenders have agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Amended Second Lien Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of March 31, 2016. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2016	Year ended March 31, 2015

Operating leases	$560	$592
Operating sublease	175	163
	$735	$755

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

March 31, 2016	$591
March 31, 2017	542
March 31, 2018	458
March 31, 2019	392
March 31, 2020	240
Thereafter	162
$2,385

The Company was a party to a bareboat charter agreement for the McKee Sons barge that was to expire in December 2018. On December 22, 2014, the Company terminated this bareboat charter agreement. The costs associated with such termination, including write-off of net book value of leasehold improvements and vessel delivery costs, were $2,660 for the year ended March 31, 2015.

As of March 31, 2016, the Company had signed contractual commitments with several suppliers totaling $1,526 ($19,707 as of March 31, 2015) in connection with capital expenditures and drydock projects due in less than one year.

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision , other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2016, an accrual of $305 ($247 as of March 31, 2015) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims.

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

On February 11, 2011, in connection with the Company's acquisition of two vessels, the Company issued 1,305,963 shares of the Company’s common stock to the seller of such vessels. Such shares were valued at $5.175, the average high and low per share price on that day.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. On March 3, 2006, the Company issued 300,000 shares of series A convertible preferred stock. The shares of the Company's series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each series A convertible preferred share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. During the year, 4,520 shares of series A convertible preferred stock were converted into common stock at a conversion price of $6.20 per share.

The accrued preferred stock dividends payable at March 31, 2016 were $1,920 and at March 31, 2015 were $587. As of March 31, 2016 the effective dividend rate of the preferred stock was 8.75%. As of March 31, 2015, the effective dividend rate of the preferred stock was 7.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2016, a total of 267,785 shares (429,634 shares at March 31, 2015) were available under the LTIP for future awards.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	March 31, 2016	March 31, 2015
Apr 11, 2012	2	45,754	8.68	Restricted Share Award Agreement	—	132
				Three years in equal installments on each anniversary date.
Feb 22, 2013	4	32,387	5.96	Restricted Share Award Agreement	—	82
				Two years in equal installments on each anniversary date.
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	102	102
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	285	163
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	1	—
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	3	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through March 31, 2016 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2016 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant and 0.80% to 1.60% for the fiscal 2016 grant. Expected volatility was 39.49% for the fiscal 2009 grant and 33.5% to 37.2%. for the fiscal 2016 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2016. During the twelve months ended March 31, 2016 306,766 options expired. Options outstanding (363,019) at March 31, 2016 had a remaining weighted average contractual life of approximately two years and four months.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The Company recorded compensation expenses related to such stock options of $31 for the twelve month period ended March 31, 2016 and $Nil for March 31, 2015. None of the outstanding stock options were in-the-money as of March 31, 2016 or March 31, 2015.

Stock Options:	March 31, 2016		March 31, 2015
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	479,785	$5.66	479,785	$5.66
Granted	190,000	2.19	—	—
Cancelled	(155,497)	5.81	—	—
Cancelled	(151,269)	5.50	—	—
Expired	—		—
Outstanding-end of year	363,019	$5.66	479,785	$5.66

Other data (In thousands except weighted average fair value):	March 31, 2016	March 31, 2015

Weighted average grant date fair value of options granted during year	$0.54	—
Compensation expense	31	—
Unrecognized compensation cost at March 31	71	—
Weighted average remaining life for unrecognized compensation	2.3 years	0

	2016			2015
Dividend Yield	None			None
Risk Free Interest Rate	0.80%	to	1.60%	—%
Stock Price Volatility	33.5%	to	37.2%	—%
Estimated Option Term (month)	31	to	72	0

Shares issued under Employees’ Retirement Savings Plans - The Company issued an aggregate of 204,336 shares to the individual retirement plans of all eligible Canadian employees under the LTIP from July 1, 2009 through March 31, 2016.  The Canadian employees’ plans are managed by independent brokerages. These shares vested immediately but are subject to the Company’s Insider Trading Policy. The shares were issued using the fair value share price, as defined by the LTIP, as of the first trading day of each month for that previous period’s accrued expense. The Company granted $Nil of equity of such accrued compensation expense for each of the fiscal years ended March 31, 2016 and March 31, 2015.

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

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low sale prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and U.S. employees for a bonus at the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On December 8, 2015, the Company issued 61,622 shares to eligible Canadian and U.S. employees for incentive compensation at the average of the high and low trading prices of the Company’s common stock on the date of grant.

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $57 for the twelve month period ended March 31, 2016 and $63 for the twelve month period ended March 31, 2015. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock:		March 31, 2016		March 31, 2015
Date Issued		Number of Shares	Weighted Average Value at Grant Date	Number of Shares	Weighted Average Value at Grant Date
	Unvested beginning of the year	154,790	$6.22	129,772	$6.47
July 23, 2014	Granted	—	—	103,315	5.90
October 27, 2015	Granted	126,325	2.19	—	—
April 8, 2011	Vested	—	—	(28,739)	7.94
April 11, 2012	Vested	(15,251)	8.68	(15,252)	8.68
February 22, 2013	Vested	—	—	(16,193)	5.96
June 5, 2013	Vested	(27,686)	5.55	(18,113)	5.55
July 23, 2014	Vested	(68,670)	5.90	—	—
October 27, 2015	Vested	(114,649)	2.19	—	—
	Cancelled	(1,499)	5.90	—	—
	Unvested - end of the year	53,360	$4.16	154,790	$6.22

	Other data (In thousands):		March 31, 2016		March 31, 2015
	Compensation expense		$391		$478
	Unrecognized compensation cost March 31		157		532
	Weighted average remaining life for unrecognized compensation		1 year		1.5 years

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Year ended March 31, 2016	Year ended March 31, 2015
Bank indebtedness	$—	$544
Amortization of deferred financing costs	1,273	1,305
Long-term debt-senior	3,979	4,840
Long-term debt-subordinated	8,266	7,942
Interest rate caps	6	10
Deferred payment liability	64	100
Other interest	34	—
Interest capitalized	(1,161)	(734)
	$12,461	$14,007

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable operating segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Year ended March 31, 2016	Year ended March 31, 2015

Revenue by country:
Canada	$86,977	$87,261
United States	61,467	65,699
	$148,444	$152,960

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2016	March 31, 2015
Property and equipment, net by country:
Canada	$116,719	$92,436
United States	111,785	113,840
	$228,504	$206,276
Intangible assets, net by country:
Canada	$6,057	$7,457
United States	4,750	5,748
	$10,807	$13,205
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$143,425	$122,395
United States	121,982	127,895
	$265,407	$250,290

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of March 31, 2016 and March 31, 2015:

	Fair value measurements at			Fair value measurements at
	March 31, 2016			March 31, 2015
	Carrying value at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$(268)	$—	$(268)	$573	$—	$573

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the year ended March 31, 2016.

The Company recorded a payable of $268 as of March 31, 2016 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes. For the year ended March 31, 2016, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $795 ($4,119 for the year ended March 31, 2015). This gain is included in the Company’s earnings and the fair value of settlement costs to terminate the contract is included in current liabilities on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2016	Fair Value as at March 31, 2015
Foreign currency hedge contracts	(Accrued liabilities)/accounts receivables	$(268)	$573

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (loss) gain -Recognized in earnings	Year ended March 31, 2016	Year ended March 31, 2015
Foreign currency hedge contracts	(Gain) loss on foreign exchange	$(795)	$(4,119)

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

Liquidity risk

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.	EARNINGS PER SHARE ("EPS")

The Company had a total of 18,359,397 shares of common stock issued and outstanding as of March 31, 2016, out of an authorized total of 50,000,000 shares. The diluted calculation utilizes a total of 20,428,838 and 20,325,074 shares for the fiscal years ended March 31, 2016 and 2015, respectively. Since the calculation for the fiscal year ended March 31, 2016 and March 31, 2015 are anti-dilutive, the basic and diluted weighted average shares outstanding are 18,045,935 and 17,847,939, respectively. The convertible preferred shares outstanding as of March 31, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Year ended March 31, 2016	Year ended March 31, 2015
Numerator:
Net loss before preferred dividends	$(4,232)	$(9,420)
Preferred stock dividends	(1,333)	(1,168)
Net loss applicable to common stockholders	$(5,565)	$(10,588)
Denominator:
Weighted average common shares for basic EPS	18,045,935	17,847,939
Effect of dilutive securities:
Average price during period	2.31	5.15
Long term incentive stock option plan	484,177	479,785
Average exercise price of stock options	3.85	5.66
Shares that could be acquired with the proceeds of options	—	—
Dilutive shares due to options	—	—
Restricted Stock Units (RSU)-unvested	19,467	22,858
Average grant date fair value of unvested RSU	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	—
Dilutive shares due to RSU	—	—
Incremental shares due to unvested restricted shares	—	57,780
Weighted average convertible preferred shares at $6.20	2,382,903	2,419,355
Weighted average common shares for diluted EPS	18,045,935	17,847,939
Basic EPS	$(0.31)	$(0.59)
Diluted EPS	$(0.31)	$(0.59)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

24.	RELATED PARTY TRANSACTIONS

Prior to March 1, 2016, the Company occupied office space provided by an affiliate of our former chief executive officer (and a current member of the board of directors). The office space as well as certain office services, were made available to the Company during the term of the affiliate's five-year lease ended February 29, 2016. The Company paid the affiliate approximately $14 per month, such that total lease expense paid to such affiliate was $152 in the fiscal year ended March 31, 2016 and $163 in the fiscal year ended March 31, 2015.  The Company reimbursed two affiliates for certain out of pocket costs of $75 in 2016 and $68 in 2015 for office expenses and other services. The consolidated statements of operations for the fiscal years ended March 31, 2016 and 2015 include $227 and $231 respectively, related to such transactions. In addition, the Company received $150 from the reimbursement of its portion of the affiliate's leased space security deposit. The Company no longer leases this space.

25. ECONOMIC DEPENDENCE

The Company had one customer in the fiscal year ended March 31, 2016, and one customer in the fiscal year ended March 31, 2015 that accounted for more than 10% of revenue. Customers in excess of 10% of revenues accounted for a total of 17.2% of net revenue in the fiscal year ended March 31, 2016, 15.3% of net revenue in the fiscal year ended March 31, 2015.

26. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Comprehensive (loss) income is reflected in the Consolidated Statement of Stockholder's equity and Other Comprehensive (Loss) Income. The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive (loss) income consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive (loss) income and accumulated other comprehensive income are the effects of foreign currency translation adjustments loss of $1,723 in the fiscal year ended March 31, 2016 and loss of $4,449 in the fiscal year ended March 31, 2015.