Form 10-Q
period 2016-06-30
Rand Logistics, Inc.
filed 2016-08-26
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-33345
___________________

RAND LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 20-1195343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Washington Street, Suite 201
Jersey City, NJ	07302
(Address of principal executive offices)	(Zip Code)

(212) 863-9427
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

18,507,094 shares of Common Stock, par value $.0001, were outstanding at August 26, 2016.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30, 2016	March 31, 2016
ASSETS
CURRENT
Cash and cash equivalents	$792	$77
Accounts receivable, net (Note 4)	15,256	2,697
Income taxes receivable	46	47
Prepaid expenses and other current assets (Notes 5 and 8)	7,080	6,320
Total current assets	23,174	9,141
PROPERTY AND EQUIPMENT, NET (Note 7)	223,594	228,504
OTHER ASSETS (Note 8)	79	102
DEFERRED DRYDOCK COSTS, NET (Note 9)	7,099	6,660
INTANGIBLE ASSETS, NET (Note 10)	5,672	5,904
GOODWILL (Note 10)	10,193	10,193
Total assets	$269,811	$260,504
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	13,916	17,822
Accrued liabilities (Note 12)	9,832	8,144
Other current liability	112	776
Income taxes payable	30	34
Current portion of deferred payment liability	423	564
Total current liabilities	24,313	27,340
LONG-TERM DEBT (Note 13)	127,657	112,426
SUBORDINATED DEBT (Note 14)	75,488	75,317
DEFERRED INCOME TAXES (Note 6)	5,406	5,825
Total liabilities	232,864	220,908
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at June 30, 2016 and at March 31, 2016 (Note 17)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,507,094 shares at June 30, 2016 and 18,359,397 shares at March 31, 2016 (Note 17)	1	1
Additional paid-in capital	91,164	90,993
Accumulated deficit	(59,505)	(56,537)
Accumulated other comprehensive loss	(9,387)	(9,535)
Total stockholders’ equity	36,947	39,596
Total liabilities and stockholders’ equity	$269,811	$260,504

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2016	Three months ended June 30, 2015
REVENUE
Freight and related revenue	$33,105	$38,968
Fuel and other surcharges	712	3,964
Outside voyage charter revenue (Note 18)	—	1,895
TOTAL REVENUE	33,817	44,827
EXPENSES
Outside voyage charter fees (Note 18)	—	1,841
Vessel operating expenses	18,842	26,556
Repairs and maintenance	985	840
General and administrative	3,875	3,300
Depreciation	5,298	4,707
Amortization of drydock costs	853	882
Amortization of intangibles	253	284
(Gain) loss on foreign exchange, net	(1,123)	291
Restructuring charges (Note 20)	2,375	—
Impairment charges on retired asset (Note 7)	1,872	—
TOTAL EXPENSES	33,230	38,701
OPERATING INCOME	587	6,126
OTHER INCOME AND EXPENSES
Interest expense (Note 19)	3,620	3,019
Interest income	(2)	(4)
	3,618	3,015
(LOSS) INCOME BEFORE INCOME TAXES	(3,031)	3,111
(RECOVERY) PROVISION FOR INCOME TAXES (Note 6)
Deferred	(449)	180
	(449)	180
NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(2,582)	2,931
PREFERRED STOCK DIVIDENDS	386	321
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(2,968)	$2,610
Net (loss) income per share basic (Note 23)	$(0.16)	$0.15
Net (loss) income per share diluted (Note 23)	(0.16)	0.14
Weighted average shares basic	18,320,051	17,900,621
Weighted average shares diluted	18,320,051	20,319,976

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2016	Three months ended June 30, 2015

NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(2,582)	2,931
Other comprehensive loss:
Change in foreign currency translation adjustment	148	26
COMPREHENSIVE LOSS (INCOME) BEFORE PREFERRED STOCK DIVIDENDS	(2,434)	2,957

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net loss	—	—	—	—	—	(4,232)	—	(4,232)
Preferred stock dividends	—	—	—	—	—	(1,333)	—	(1,333)
Restricted stock issued (Note 17)	—	—	13,801	—	25	—	—	25
Unrestricted stock issued (Note 17)	—	—	264,814	—	524	—	—	524
Restricted stock units granted	—	—	8,905	—	57	—	—	57
Preferred stock conversion to common stock	(4,520)	(226)	36,450		226	—	—	—
Stock options issued	—	—	—	—	31	—	—	31
Translation adjustment	—	—	—	—	—	—	(1,723)	(1,723)
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(2,582)	—	(2,582)
Preferred stock dividends	—	—	—	—	—	(386)	—	(386)
Restricted stock issued (Note 17)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 17)	—	—	44,396	—	48	—	—	48
Restricted stock units granted	—	—	—	—	15	—	—	15
Stock options issued	—	—	—	—	12	—	—	12
Translation adjustment	—	—	—	—	—	—	148	148
Balances, June 30, 2016	295,480	$14,674	18,507,094	$1	$91,164	$(59,505)	$(9,387)	$36,947

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2016	Three months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,582)	$2,931
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of drydock costs	6,151	5,589
Amortization of intangibles and deferred financing costs	578	607
Deferred income taxes	(449)	180
Impairment charges on retired asset	1,872	—
Equity compensation granted	171	46
Unrealized foreign exchange gain	(230)	(476)
Restructuring charges	2,375	—
Deferred drydock costs paid	(2,708)	(865)
Changes in operating assets and liabilities:
Accounts receivable	(12,559)	(16,281)
Prepaid expenses and other current assets	(760)	(2,111)
Accounts payable and accrued liabilities	46	4,797
Other assets and liabilities, net	(641)	291
Income taxes payable, net	(3)	(1)
NET CASH USED IN OPERATING ACTIVITIES	(8,739)	(5,293)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,229)	(11,188)
NET CASH USED IN INVESTING ACTIVITIES	(5,229)	(11,188)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(141)	(130)
Proceeds from long-term debt	22,852	20,074
Long-term debt repayment	(7,939)	(4,500)
Debt financing cost	—	(240)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,772	15,204
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(89)	(260)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	715	(1,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	77	3,298
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$792	$1,761
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$3,157	$2,398
Unpaid purchases of property and equipment	$3,391	$16,420
Unpaid purchases of deferred drydock costs	$97	$676
Payment of income taxes	$5	$1

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes Towing"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), each of which is a wholly-owned subsidiary of Lower Lakes Towing.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the interim consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative consolidated balance sheet amounts and the consolidated statement of stockholders' equity for the year ended March 31, 2016 are derived from the audited consolidated financial statements for the fiscal year ended March 31, 2016. As discussed in Note 3, the accompanying consolidated balance sheet as of March 31, 2016 has been retroactively reclassified in connection with a change in accounting principle related to the adoption of a new accounting standard in the first quarter of the fiscal year ended March 31, 2016. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. On adoption of ASU 2015-03 (as discussed in Note 3), this cost is reclassified as an offset against our long-term debt and subordinated debt.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e. the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that the smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital expenses necessary to maintain the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges were recorded to write off the carrying value of the vessel. Other than this vessel, there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2016, and there are no other assets held for sale except as discussed above as of June 30, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting principles generally accepted in the United States ("GAAP") requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2016, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value during the three month period ended June 30, 2016.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally sixty (60) months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

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

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740 “Income Taxes”, which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Income tax expense (or benefit) for an interim period is based on income taxes computed for ordinary income or loss and income taxes computed for items or events that are not part of ordinary income or loss. At the end of each interim period, the Company applies an estimate of the effective tax rate expected to be applicable for the full fiscal year to the year-to- date ordinary income (or loss) at the end of the interim period.

The Company classifies interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax expense.  To date, the Company has not incurred material interest expenses or penalties relating to assessed taxation amounts.

An examination by the U.S. taxing authorities for the fiscal year ended March 31, 2012 was completed, with no adjustments warranted. Lower Lakes Towing is currently under examination by the Canadian taxing authority for the tax years 2014 and 2015. The Company's primary U.S. state income tax jurisdictions are Illinois, Indiana, Michigan, Minnesota, Pennsylvania, Wisconsin, New Jersey and New York and its only international jurisdictions are Canada and its province of Ontario. The following table summarizes the open fiscal tax years for each major jurisdiction:

Jurisdiction	Open Tax Years (Fiscal Years)
Federal (U.S.A)	2013 – 2016
Various states	2012 – 2016
Federal (Canada)	2011 – 2016
Ontario	2011 – 2016

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

Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2106-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. The Company is evaluating the effect, if any, that adopting this new accounting standard will have on the Company's consolidated financial statements and related disclosures.

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

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, this ASU 2014-15 will have when adopted.

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 and has been applied retrospectively to each period presented. The Company adopted the provisions of ASU 2015-03 for the first quarter of the 2017 fiscal year ended June 30, 2016. As a result of the adoption of this pronouncement, our unamortized deferred financing costs at March 31, 2016 of $4,903 were reclassified from intangible assets to an offset against our long-term debt and subordinated debt. The effect of the adoption did not result in a change to equity or net income (See Note 10, 13 and 14).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 revises the existing guidance related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with earlier adoption permitted. The Company is currently evaluating the effects of the adoption of ASU 2016-02 on its consolidated financial statements.

Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effects of the adoption of ASU 2016-09 on its consolidated financial statements.

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $116 as of June 30, 2016 and as of March 31, 2016. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2016	March 31, 2016
Prepaid insurance	$877	$1,012
Fuel and lubricant inventories	4,531	3,872
Deposits and other prepaids	1,672	1,436
	$7,080	$6,320

6.	INCOME TAXES

The Company's effective tax rate for the three month period ended June 30, 2016 was a deferred tax benefit of 14.8% compared to a deferred tax expense of 5.8% for the three month period ended June 30, 2015. The change in effective tax rate was primarily due to changes in permanent differences and discrete items compared to the prior year comparative period.

For state tax purposes, the Company is in a small net deferred tax liability position before the consideration of the valuation allowance at June 30, 2016. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carryforward. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of June 30, 2016.

The effective tax rate for the three month period ended June 30, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax benefits as of June 30, 2016. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the three month periods ended June 30, 2016 and June 30, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	June 30, 2016	March 31, 2016
Cost
Vessels	$318,815	$319,689
Leasehold improvements	99	88
Furniture and equipment	590	588
Vehicles	16	16
Computer, communication equipment and purchased software	3,215	3,185
	$322,735	$323,566
Accumulated depreciation
Vessels	$96,453	$92,482
Leasehold improvements	61	58
Furniture and equipment	369	351
Vehicles	13	13
Computer, communication equipment and purchased software	2,245	2,158
	99,141	95,062
	$223,594	$228,504

Property and equipment as of June 30, 2016 includes capitalized interest during the three month period ended June 30, 2016 of $Nil ($1,161 for the fiscal year ended March 31, 2016).

As of June 30, 2016, the Company determined that the smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital expenses necessary to maintain the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges of $1,872 including write-off of unamortized drydock costs were recorded. The vessel did not sail during the three month period ended June 30, 2016. The operating loss of the vessel, included in the Consolidated Statement of Operations for the three month period ended June 30, 2016 was $107 versus operating profit of $145 for the three month period ended June 30, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	OTHER ASSETS

Other assets, classified as non-current include certain customer contract related expenditures, which are amortized over a five-year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	June 30, 2016	March 31, 2016
Customer contract costs	$213	$287
Prepaid expenses and other assets	6,946	6,135
Total	$7,159	$6,422

Current portion (Note 5)	7,080	6,320

Other long-term assets	$79	$102

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	June 30, 2016	March 31, 2016
Drydock expenditures	$15,550	$17,930
Accumulated amortization	(8,451)	(11,270)
	$7,099	$6,660

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	2,828
Amortization of drydock costs	(3,507)
Foreign currency translation adjustment	(251)
Balance as of March 31, 2016	6,660
Drydock costs accrued and incurred	1,424
Amortization of drydock costs	(853)
Unamortized dry-dock cost write-off of a retired vessel	(138)
Foreign currency translation adjustment	6
Balance as of June 30, 2016	$7,099

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	June 30, 2016	March 31, 2016
Intangible assets:
Customer relationships and contracts	$15,177	$15,122
Total identifiable intangibles	15,177	15,122
Accumulated amortization:
Customer relationships and contracts	9,505	9,218
Total accumulated amortization	9,505	9,218
Net intangible assets	5,672	5,904
Goodwill	$10,193	$10,193

As a result of the adoption of ASU 2015-03 "Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (as discussed in Note 3), deferred financing costs at March 31, 2016 were reclassified from intangible assets to an offset against long-term debt and subordinated debt.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

June 30, 2017	$1,012
June 30, 2018	1,012
June 30, 2019	1,012
June 30, 2020	1,011
June 30, 2021	785
$4,832

11.	VESSEL ACQUISITION

On March 11, 2014, Lower Lakes Towing entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS, pursuant to which Lower Lakes Towing purchased the Lalandia Swan for a purchase price of $7,000. Lower Lakes Towing subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated debt described in Note 14. The vessel was converted to a self-unloading vessel. The Lalandia Swan was renamed the M.V. Manitoulin. The vessel was placed into service in November 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2016	March 31, 2016
Deferred financing and other transaction costs	$—	$4
Payroll compensation and benefits	1,052	786
Preferred stock dividends	2,306	1,920
Professional fees	352	488
Interest	1,538	2,305
Winter work, deferred drydock expenditures and capital expenditures	118	834
Capital and franchise taxes	49	12
Restructuring charges (Note 20)	1,882	—
Other	2,535	1,795
	$9,832	$8,144

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT

		June 30, 2016	March 31, 2016
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	50,708	43,120

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	78,902	71,400
		$129,610	$114,520
	Less unamortized debt issuance costs	(1,953)	(2,094)
		127,657	112,426
	Less amounts due within 12 months	—	—
		$127,657	$112,426

The effective interest rates at June 30, 2016 were 3.65% (3.60% at March 31, 2016) on the Canadian Revolving Facility (defined below) and 3.39% (3.37% at March 31, 2016) on the U.S. Revolving Facility (defined below).

On March 27, 2015, the Company and certain of its subsidiaries entered into a Credit Agreement ( as amended on February 9, 2016, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holding, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the First Lien Credit Agreement and are direct or indirect wholly-owned subsidiaries of the Company (collectively, the “Canadian Guarantors”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First lien Credit Agreement were used to extinguish certain indebtedness, including the Fourth Amended and Restated Credit Agreement by and among Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek , as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings, Lower Lakes Ship Repair, Lower Lakes (17) and Rand, as guarantors, General Electric Capital Corporation, as agent and Lender, and certain other lenders and to provide working capital financing and funds for other general corporate and permitted purposes.

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of June 30, 2016.

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

As of June 30, 2016, the Company was not in compliance with certain covenants in the First Lien Credit Agreement. As discussed in Note 24, on August 26, 2016, the Company and the lenders entered into an Amendment No. 2 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. Other than such breaches, as of June 30, 2016, the Company was in compliance with the covenants set forth in the First Lien Credit Agreement.

As of June 30, 2016, the Company had credit availability of USD $39,946 under the Credit Facilities based on eligible receivables and vessel collateral value.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    SUBORDINATED DEBT

		June 30, 2016	March 31, 2016
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$39,826	$39,826

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		78,126	78,126
	Less unamortized debt issuance costs	(2,638)	(2,809)
		75,488	75,317
	Less amounts due within 12 months	—	—
		$75,488	$75,317

The effective interest rates at June 30, 2016 were 10.75% (10.75% at March 31, 2016) on the Second Lien CDN Term Loan (defined below) and 10.75% (10.75% at March 31, 2016) on the Second Lien U.S. Term Loan (defined below).

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (as amended on April 11, 2014, March 27, 2015 and February 9, 2016, the "Second Lien Credit Agreement”), which provided term loans to (i) partially repay outstanding indebtedness of borrowers, (ii) partially pay the acquisition and conversion costs for a new vessel, (iii) pay accrued but unpaid dividends due on our series A convertible preferred stock and (iv) provide working capital financing, funds for other general corporate purposes and funds for other permitted purposes. The Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing was obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500. On September 28, 2015, the Company added $5,626 to the Second Lien CDN Term loan to fund certain shipyard payments in connection with the conversion of an acquired vessel to a self-unloader vessel (see Note 11).

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

Obligations under the Second Lien Credit Agreement are secured by the first-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Second Lien Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Second Lien Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    SUBORDINATED DEBT (continued)

The Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the loans under the Second Lien Credit Agreement being accelerated. The obligations of the borrowers and the liens of the lenders under the Second Lien Credit Agreement are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

On April 11, 2014, the Company and certain of its subsidiaries entered into a First Amendment (the "First Amendment") to the Second Lien Credit Agreement. The First Amendment extended the due date of certain post-closing deliverables. In connection with the First Lien Credit Agreement described above, on March 27, 2015 the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, Rand and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders.
As of June 30, 2016, the Company was not in compliance with certain covenants contained in the Second Lien Credit Agreement (formal notice of such noncompliance was received by the Company on August 24, 2016 but was later rescinded). As discussed in Note 24, on August 26, 2016, the Company and the lenders entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders. Other than such breaches, as of June 30, 2016, the Company was in compliance with the covenants set forth in the Second Lien Credit Agreement.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement described above, on March 27, 2015, the Company and certain of its subsidiaries (collectively, the "Credit Parties") entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the First Lien Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Second Lien Credit Agreement (the “Second Lien Lenders”).

Under the Intercreditor Agreement, the Second Lien Lenders have agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Second Lien Credit Agreement.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.	COMMITMENTS

The Company did not have any leases which met the criteria of a capital lease as of June 30, 2016. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015

Operating leases	$131	$127
Operating sublease	—	41
	$131	$168

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

June 30, 2017	$615
June 30, 2018	577
June 30, 2019	471
June 30, 2020	362
June 30, 2021	201
Thereafter	134
$2,360

As of June 30, 2016, the Company had signed contractual commitments with several suppliers totaling $289 ($1,526 as of March 31, 2016) in connection with capital expenditures and drydock projects due in less than one year.

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2016, an accrual of $421 ($247 as of March 31, 2016) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims.

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

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences that may be determined from time to time by the Board of Directors. On March 3, 2006, the Company issued 300,000 shares of series A convertible preferred stock. The shares of the Company's series A convertible preferred stock: rank senior to the Company’s common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price) payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not timely paid, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company’s common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each series A convertible preferred share (subject to adjustment); are convertible into shares of the Company’s common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the acquisition, the trading price of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company’s common stock; and have a separate vote over certain material transactions or changes involving the Company. In March 2016, 4,520 shares of series A convertible preferred stock were converted into common stock at a conversion price of $6.20 per share.

The accrued preferred stock dividends payable at June 30, 2016 were $2,306 and at March 31, 2016 were $1,920. As of June 30, 2016 the effective dividend rate of the preferred stock was 9.25%. As of March 31, 2016, the effective dividend rate of the preferred stock was 8.75%.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At June 30, 2016, a total of 5,088 shares (267,758 shares at March 31, 2016) were available under the LTIP for future awards. The Company expects that an additional 2,500,000 shares will be available for issuance after the Company's shareholders approve the 2016 Long Term Incentive Plan (the “2016 LTIP”) at the Company's 2016 annual meeting of stockholders to be held on September 8, 2016. Additional information about the 2016 LTIP can be found in the Company's definitive proxy materials filed with the Securities and Exchange Commission on July 28, 2016.

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	June 30, 2016	June 30, 2015
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	7	26
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	49	63
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	1	—
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	5	—
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	5	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through June 30, 2016 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the three month period ended June 30, 2016, the Company awarded 44,396 shares for services provided from March 31, 2016 through June 30, 2016. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through June 30, 2016 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant and 0.80% to 1.60% for the fiscal 2016 grant. Expected volatility was 39.49% for the fiscal 2009 grant and 33.5% to 37.2%. for the fiscal 2016 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of June 30, 2016. During the twelve months ended March 31, 2016 306,766 options expired. Options outstanding (363,019) at June 30, 2016 had a remaining weighted average contractual life of approximately two years and one month.

The Company recorded compensation expenses related to such stock options of $12 for the three month period ended June 30, 2016 and $Nil for the three month period ended June 30, 2015. None of the outstanding stock options were in-the-money as of June 30, 2016 or June 30, 2015.

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

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus at the average of the high and low sale prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and U.S. employees for a bonus. On December 8, 2015, the Company issued 61,622 shares to eligible Canadian and U.S. employees for incentive compensation at the average of the high and low trading prices of the Company’s common stock on the date of grant. On April 1, 2016, the Company issued 1,000 shares to an executive as a signing bonus. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant. The shares were issued under the LTIP and vested immediately.

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31 of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $15 for the three month period ended June 30, 2016 and $12 for the three month period ended June 30, 2015. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested.

18.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Amortization of deferred financing costs	325	324
Long-term debt-senior	1,174	1,025
Long-term debt-subordinated	2,112	1,981
Interest rate caps	—	2
Deferred payment liability	9	20
Interest capitalized	—	(333)
	$3,620	$3,019

20.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company has recorded expenses of $2,375 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations". The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. The following table summarizes activities in the restructuring costs accrual balance during the periods:

	June 30, 2016	June 30, 2015
Restructuring costs accrual	2,375	—
Restructuring costs paid	(493)	—
Restructuring costs accrual balance	1,882	—

The restructuring costs accrual balance is included in accrued liabilities.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable operating segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015

Revenue by country:
Canada	$19,399	$25,140
United States	14,418	19,687
	$33,817	$44,827

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2016	March 31, 2016
Property and equipment, net by country:
Canada	$113,380	$116,719
United States	110,214	111,785
	$223,594	$228,504
Intangible assets, net by country:
Canada	$3,502	$3,652
United States	2,170	2,252
	$5,672	$5,904
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$144,005	$141,019
United States	125,806	119,485
	$269,811	$260,504

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of June 30, 2016 and March 31, 2016:

	Fair value measurements at			Fair value measurements at
	June 30, 2016			March 31, 2016
	Carrying value at June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$(29)	$—	$(29)	$(268)	$—	$(268)

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month period ended June 30, 2016.

The Company recorded a payable of $29 as of June 30, 2016 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the three month period ended June 30, 2016, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $865 (loss of $731 for the three month period ended June 30, 2015). This gain and loss are included in the Company’s earnings and the fair value of settlement costs to terminate the contract is included in current liabilities on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at June 30, 2016	Fair Value as at March 31, 2016
Foreign currency hedge contracts	(Accrued liabilities)/accounts receivables	$(29)	$(268)

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (Gain) loss -Recognized in earnings	Three month period ended June 30, 2016	Three month period ended June 30, 2015
Foreign currency hedge contracts	(Gain) loss on foreign exchange	$(865)	$731

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

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its then outstanding term debt on the date of such contracts at a cap of three month LIBOR at 2.5% on its U.S. term debt borrowings and a cap of three month BA rates at 3.0% on its Canadian term debt borrowings. The notional amount on each of these instruments decreased with each scheduled principal payment of the term loan, notwithstanding the termination of such agreement. The interest rate cap contracts terminated on December 1, 2015 and were not renewed.

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

The Company had a total of 18,507,094 shares of common stock issued and outstanding as of June 30, 2016, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,702,954 and 20,319,976 shares for the three month periods ended June 30, 2016 and 2015, respectively. Since the calculation for the three month period ended June 30, 2016 is anti-dilutive, the basic and diluted weighted average shares outstanding are 18,320,051. The convertible preferred shares outstanding as of June 30, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Three months ended June 30, 2016	Three months ended June 30, 2015
Numerator:
Net (loss) income before preferred dividends	$(2,582)	$2,931
Preferred stock dividends	(386)	(321)
Net (loss) income applicable to common stockholders	$(2,968)	$2,610
Denominator:
Weighted average common shares for basic EPS	18,320,051	17,900,621
Effect of dilutive securities:
Average price during period	0.99	3.38
Long term incentive stock option plan	363,019	479,785
Average exercise price of stock options	3.85	5.66
Shares that could be acquired with the proceeds of options	—	—
Dilutive shares due to options	—	—
Restricted Stock Units (RSU)-unvested	10,586	19,491
Average grant date fair value of unvested RSU	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	—
Dilutive shares due to RSU	—	—
Incremental shares due to unvested restricted shares	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,419,355
Weighted average common shares for diluted EPS	18,320,051	20,319,976
Basic EPS	$(0.16)	$0.15

Diluted EPS	$(0.16)	$0.14

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

24. SUBSEQUENT EVENTS

On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement (the “First Lien Waiver”) pursuant to which the lenders under the First Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA covenant therein, calculated as of June 30, 2016. The First Lien Waiver also modifies the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by the Company, provides for additional fees, and incorporates new restrictions on certain Company activities.

On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the “Second Lien Waiver”) pursuant to which the lenders under the Second Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Second Lien Waiver also modifies the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by the Company, incorporates new restrictions on certain Company activities, provides for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to the Company's progress towards a refinancing of the Second Lien Credit Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2016. The use of the term "GAAP" herein refers to Generally Accepted Accounting Principles in the United States of America All dollar amounts are presented in millions except share, per share and per day amounts.

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

•
anticipated financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, strategic alternatives, business strategies, cost reduction and operating efficiency initiatives, and other similar statements of expectations or objectives;

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

 Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date of the filing of this report, and, we undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We urge you to review our periodic filings with the Securities and Exchange Commission (the “SEC”) for any updates to our forward-looking statements.
We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our listed risks under "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 16, 2016 may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

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
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to the business of Lower Lakes mean the combined business of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping Company, Inc. ("Black Creek").
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

Vessel Acquisitions and Retirement

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
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capital expenses necessary to maintain the vessel. As a result, we have decided to retire this vessel.
Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain Non-GAAP financial measures, including, when applicable, (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, certain one-time equity-based severance costs and loss on termination of vessel lease, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results GAAP and the accompanying reconciliations, provide useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, restructuring charges and impairment charges on retired asset and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015
Selected Financial and Operating Information

(USD in 000's)	June 30, 2016	June 30, 2015	$ Change	% Change
Revenue:
Freight and related revenue	$33,105	$38,968	(5,863)	(15.0)%
Fuel and other surcharges	712	3,964	(3,252)	(82.0)%
Outside voyage charter revenue	—	1,895	(1,895)	(100.0)%
Total	$33,817	$44,827	(11,010)	(24.6)%
Expenses:
Outside voyage charter fees	—	1,841	(1,841)	(100.0)%
Vessel operating expenses	18,842	26,556	(7,714)	(29.0)%
Repairs and maintenance	985	840	145	17.3%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset	$10,115	$12,290	(2,175)	(17.7)%
OPERATING INCOME	587	6,126	(5,539)	(90.4)%

Sailing Days:	969	1,228	(259)	(21.1)%
Number of vessels operated:	13	15	(2)	(13.3)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$34,164	$31,733	$2,431	7.7%
Fuel and other surcharges	$735	$3,228	$(2,493)	(77.2)%

Expenses per Sailing Day:
Vessel operating expenses	$19,445	$21,625	$(2,180)	(10.1)%
Repairs and maintenance	$1,017	$684	$333	48.7%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset during the three month periods ended June 30, 2016 and 2015 (USD in 000's):

	Three months ended June 30, 2016	Three months ended June 30, 2015
Operating Income	$587	$6,126
Depreciation	5,298	4,707
Amortization of drydock costs	853	882
Amortization of intangibles	253	284
(Gain) loss on foreign exchange	(1,123)	291
Restructuring charges	2,375	—
Impairment charges on retired asset.	1,872	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset.	$10,115	$12,290

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended June 30, 2015	1,228	$38,968	$3,964	$1,895	$44,827	$1,841	$26,556	$840	$3,300	$12,290
Changes in three month period ended June 30, 2016:
Change attributable to weaker Canadian dollar	—	(893)	(58)	—	(951)	—	(541)	(28)	(63)	(319)
Net change on a constant currency basis	(259)	(4,970)	(3,194)	—	(8,164)	—	(7,173)	173	638	(1,802)
Changes in outside voyage charter revenue on a constant currency basis	—	—	—	(1,895)	(1,895)	(1,841)	—	—	—	(54)
Total Change	(259)	$(5,863)	$(3,252)	$(1,895)	$(11,010)	(1,841)	$(7,714)	145	575	(2,175)
Three month period ended June 30, 2016	969	$33,105	$712	$—	$33,817	$—	$18,842	$985	$3,875	$10,115
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset.
Total revenue during the three month period ended June 30, 2016 was $33.8 million, a decrease of 24.6%, compared to $44.8 million during the three month period ended June 30, 2015. This decrease was primarily attributable to the Company's decision to operate two less vessels, the loss of revenue associated with a time charter contract that the counter party bought out in the last quarter of fiscal year 2016, a weaker Canadian dollar, reduction in fuel surcharges and reduced demand for salt, iron ore and coal in the Great Lakes region. These factors combined resulted in a 259 day decrease in Sailing Days (which we define as days a vessel is crewed and available for sailing). These were partially offset by contractual price increases and higher water levels. On a constant currency basis, our total revenue decreased 22.4%, or $10.1 million, during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
Freight and other related revenue generated from Company-operated vessels decreased $5.9 million, or 15.0%, to $33.1 million during the three month period ended June 30, 2016 compared to $39.0 million during the three month period ended June 30, 2015. The decline was primarily a result of a 259 day decrease in Sailing Days due to the Company’s decision to operate two less vessels and a weaker Canadian dollar. On a constant currency basis, freight and other related revenue decreased 12.8%, or $5.0 million, during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
According to the Lake Carriers' Association, during the three month period ended June 30, 2016, U.S.-flagged vessels on the Great Lakes experienced a 3.2% decrease in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 27.8% decrease of coal tonnage carried and a 3.1% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled during the three month period ended June 30, 2016, including tons carried on outside vessel charter equipment, decreased by 17.1% compared to the three month period ended June 30, 2015. Our tonnage carried on vessels that we operated during the three month period ended June 30, 2016 decreased 12.7% compared to the three month period ended June 30,

2015.  During the three month period ended June 30, 2016 our tonnage in construction aggregates remained flat compared to the three month period ended June 30, 2015. Our coal tonnage decreased 53.7% compared to the three month period ended June 30, 2015. Total iron ore tons carried decreased by 26.2% during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015, due primarily to the timing of customer orders. Salt tonnage decreased by 13.3% due to below average precipitation in the Great Lakes region during the past winter.

We introduced our sixteenth vessel into service on November 22, 2015 and operated thirteen vessels (the “Operated Vessels”) during the three month period ended June 30, 2016, compared to operating fifteen vessels during the three month period ended June 30, 2015. We operated a total of 969 Sailing Days in the three month period ended June 30, 2016, compared to 1,228 Sailing Days in the prior year. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 91 Sailing Days in the first fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 75 Sailing Days during the three month period ended June 30, 2016 compared to an average of 82 Sailing Days during the three month period ended June 30, 2015, due to weak demand at the start of the 2016 sailing season. Our Operated Vessels operated for 81.9% of the theoretical maximum Sailing Days for the three month period ended June 30, 2016, compared to 90.0% of the theoretical maximum Sailing Days for the three month period ended June 30, 2015.

We also measure "Delay Days", which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 61 Delay Days during the three month period ended June 30, 2016 compared to 109 Delay Days during the three month period ended June 30, 2015. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 6.3% during the three month period ended June 30, 2016 compared to 8.9% during the three month period ended June 30, 2015.

Freight and related revenue per Sailing Day increased $2,431, or 7.7%, to $34,164 per Sailing Day during the three month period ended June 30, 2016 compared to $31,733 per Sailing Day during the three month period ended June 30, 2015. This revenue increase was primarily due to a change in the mix of cargos carried, fewer Delay Days and favorable trade patterns, partially offset by a weaker Canadian dollar. On a constant currency basis, freight and related revenue per Sailing Day increased 10.6% or $3,353 per Sailing Day during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
We had no outside voyage charter revenue in the three month period ended June 30, 2016 compared to $1.9 million during the three month period ended June 30, 2015. We have transferred tonnage carried on outside vessel charter during the 2015 sailing season to our newest vessel, which was placed into service in November 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $3.3 million, or 82.0%, to $0.7 million during the three month period ended June 30, 2016 compared to $4.0 million during the three month period ended June 30, 2015. Fuel and other surcharges per Sailing Day decreased by $2,493, or 77.2%, to $735 per Sailing Day during the three month period ended June 30, 2016 compared to $3,228 per Sailing Day during the three month period ended June 30, 2015. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015. On a constant currency basis, fuel and other surcharges decreased 80.6%, or $3.2 million, during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
Vessel operating expenses decreased $7.7 million, or 29.0%, to $18.8 million during the three month period ended June 30, 2016 compared to $26.6 million during the three month period ended June 30, 2015. The decrease was primarily due to a weaker Canadian dollar, reduced Sailing Days, reduced fuel prices and operating efficiencies as a result of corporate cost efficiency initiatives undertaken during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015. Vessel operating expenses per Sailing Day decreased $2,180, or 10.1%, to $19,445 per Sailing Day during the three month period ended June 30, 2016 from $21,625 per Sailing Day during the three month period ended June 30, 2015. On a constant currency basis, vessel operating expenses decreased 27.0%, or $7.2 million, during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.1 million to $1.0 million during the three month period ended June 30, 2016 primarily due to the late sailing of some of our vessels at the beginning of the 2016 sailing season, offset by a weaker Canadian dollar. Repairs and maintenance expenses per Sailing Day increased $333 to $1,017 per Sailing Day during the three month period ended June 30, 2016 compared to $684 per Sailing Day during the three month period ended June 30, 2015. On a constant currency basis, repairs and maintenance expenses increased $0.2 million during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
Our general and administrative expenses were $3.9 million during the three month period ended June 30, 2016 compared to $3.3 million during the three month period ended June 30, 2015. Approximately $0.4 million of the increase in general and administrative expenses relates to a one time third party strategic review to evaluate a number of capital allocation and cost reduction opportunities. The remainder of the increase is attributable to duplicative headcount costs associated with the streamlining of certain functions, locations and the management structure to support the business. Excluding these one-time charges, compensation and benefits expenses increased modestly, but were offset by a weaker Canadian dollar. Our general and administrative expenses equaled 11.7% and 8.5% of freight and related revenue for the three month period ended June 30, 2016 and June 30, 2015, respectively.
Depreciation expense was $5.3 million during the three month period ended June 30, 2016 and $4.7 million for the three month period ended June 30, 2015. This increase of $0.6 million was primarily attributable to winter 2016 capital expenditures and depreciation attributable to our newest vessel offset by a weaker Canadian dollar.
Amortization of drydock costs for twelve vessels was $0.9 million during each of the three month periods ended June 30, 2016 and June 30, 2015.
Gain on foreign exchange during the three month period ended June 30, 2016 was $1.1 million, as compared to a loss of $0.3 million during the three month period ended June 30, 2015. Gain or loss on foreign exchange primarily relates to a translation of $39.8 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary partially offset by a foreign currency hedge.
In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, we recorded expenses of $2,375 as restructuring costs. We anticipate that this initiative will be completed in a phased manner by the third quarter of the current fiscal year. We expect to realize the benefits of our restructuring costs through lower costs and increased operating efficiencies in future periods. Approximately 63% of the restructuring charge relates to contractual severance payments to our former Executive Vice Chairman and President of our subsidiaries Lower Lakes Towing and Grand River Navigation.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capital expenses necessary to maintain the vessel. As a result, we have decided to retire this vessel. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1,872 including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the three month period ended June 30, 2016 was $107 versus operating profit of $145 for three month period ended June 30, 2015.
As a result of the items described above, operating income during the three month period ended June 30, 2016 was $0.6 million compared to $6.1 million during the three month period ended June 30, 2015.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset decreased $2.2 million, or 17.7%, from $12.3 million during the three month period ended June 30, 2015 to $10.1 million during the three month period ended June 30, 2016. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset decreased 15.1%, or $1.9 million, during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
Interest expense, which is net of capitalized interest and includes $0.3 million of amortization of deferred financing costs, increased by $0.6 million or 19.9% to $3.6 million during the three month period ended June 30, 2016 from $3.0 million during the three month period ended June 30, 2015. This increase in interest expense was primarily attributable to a higher average debt balance compared to the three month period ended June 30, 2015 related to borrowing for the new vessel and no interest capitalization for the three month period ended June 30, 2016, offset by a a weaker Canadian dollar. Cash interest expense during the three month period ended June 30, 2016 equaled $3.3 million compared to $3.0 million for the three month period ended June 30, 2015.

Our loss before income taxes was $3.0 million during the three month period ended June 30, 2016 compared to an income of $3.1 million during the three month period ended June 30, 2015.
Our effective tax rate was 14.8% on pre-tax loss of $3.0 million during the three month period ended June 30, 2016 compared to 5.8% on pre-tax income of $3.1 million during the three month period ended June 30, 2015. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our income tax provision was a benefit of $0.4 million during the three month period ended June 30, 2016 compared to an income tax expense of $0.2 million during the three month period ended June 30, 2015. The decrease in income tax expense was due to lower net income before income taxes. The effective tax rate for the three month period ended June 30, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily NOLs.
Our net loss before preferred stock dividends was $2.6 million during the three month period ended June 30, 2016 compared to net income before preferred stock dividends of $2.9 million during the three month period ended June 30, 2015.
We accrued $0.4 million for dividends on our preferred stock during the three month period ended June 30, 2016 compared to $0.3 million for the three month period ended June 30, 2015. This increase is attributable to a 1% increase in the effective rate of preferred dividends partially offset by the conversion of a small number of preferred shares to common shares during March 2016.
Our income applicable to common stockholders was a loss of $3.0 million during the three month period ended June 30, 2016 compared to income of $2.6 million during the three month period ended June 30, 2015.
The Canadian dollar (CDN) weakened by 4.7% compared to the U.S. dollar (USD) during the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015, averaging approximately $0.776 USD per CDN during the three month period ended June 30, 2016 compared to approximately $0.814 USD per CDN during the three month period ended June 30, 2015. The Company's balance sheet translation rate decreased from $0.800 USD per CDN at June 30, 2015 to $0.774 USD per CDN at June 30, 2016.
During the three month period ended June 30, 2016, the Company operated an average of five vessels in the U.S. and eight vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the three month periods ended June 30, 2016 and 2015, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the three month periods ended June 30, 2016 and June 30, 2015, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 4.7% during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the three month periods ended June 30, 2016 and June 30, 2015. We believe cash generated from our operations and the availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt services requirements over the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
Net cash used in operating activities during the three month period ended June 30, 2016 was $8.7 million, an increase of $3.4 million, from $5.3 million during the three month period ended June 30, 2015. The increased use of cash was primarily attributable to reduced cash earnings for the three month period ended June 30, 2016 and a higher cash outflow on drydock costs paid in the three month period ended June 30, 2016

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the three month periods ended June 30, 2016 or 2015.
Net cash used in investing activities decreased by $6.0 million to $5.2 million during the three month period ended June 30, 2016 from net cash used of $11.2 million during the three month period ended June 30, 2015. This decrease was primarily due to higher capital expenditures on the conversion of our newest vessel to a self-unloading vessel for the three month period ended June 30, 2015. This new vessel was placed into service in November 2015.
Net cash provided by financing activities decreased $0.4 million to $14.8 million provided during the three month period ended June 30, 2016 compared to $15.2 million during the three month period ended June 30, 2015. The decrease is attributable to higher repayment of borrowings under our senior credit facilities, compared to the three month period ended June 30, 2015.
Debt

We had total debt outstanding of $203.1 million at June 30, 2016 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $127.7 million and our Second Lien Credit Agreement (defined below) of $78.1 million, both presented net of unamortized debt issuance costs.

First Lien Credit Agreement

On March 27, 2015, Rand and certain of its subsidiaries entered into a Credit Agreement (as amended on February 9, 2016, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a direct or indirect wholly-owned subsidiary of Rand and Rand itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Towing (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the First Lien Credit Agreement and are direct or indirect wholly-owned subsidiaries of Rand (collectively, the “Canadian Guarantors”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

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

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. On February 9, 2016, Rand and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. As of June 30, 2016, Rand was not in compliance with certain covenants in the First Lien Credit Agreement. As discussed in Part II, Item 5, on August 26, 2016, the Company and the lenders entered into an Amendment No. 2 and Waiver Agreement pursuant to which certain covenant breaches were waived by the respective lenders. Such disclosure is incorporated herein by reference. As of June 30, 2016, the aggregate principal amount outstanding under the First Lien Credit Agreement was $129.6 million and Rand was otherwise in compliance with the covenants set forth in the First Lien Credit Agreement.

Second Lien Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (as amended on April 11, 2014, March 27, 2015 and February 9, 2016, the “Second Lien Credit Agreement”). The Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million (the "Second Lien CDN Term Loan"); (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $38.3 million (the "Second Lien U.S. Term Loan"); and (iii) an uncommitted incremental term loan facility of up to $22.5 million as of March 27, 2015.

The outstanding principal amount of the Second Lien CDN Term Loan borrowings and the Second Lien U.S. Term Loan borrowings will be repayable upon their maturity on March 11, 2020. The Second Lien CDN Term Loan and Second Lien U.S. Term Loan bear an interest rate per annum at borrowers’ option, equal to (i) LIBOR (as defined in the Second Lien Credit Agreement) plus 9.50% per annum, or (ii) the U.S. Base Rate (as defined in the Second Lien Credit Agreement), plus 8.50% per annum.

The effective interest rates at March 31, 2016 were 10.75% (10.75% at March 31, 2015) on the Second Lien CDN Term Loan and 10.75% (10.75% at March 31, 2015) on the Second Lien U.S. Term Loan.

Obligations under the Second Lien Credit Agreement are secured by the first-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Second Lien Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower.

Under the Second Lien Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

The Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. On February 9, 2016, Rand and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders. As of June 30, 2016, Rand was not in compliance with certain covenants in the Second Lien Credit Agreement (formal notice of such noncompliance was received by the Company on August 24, 2016 but was later rescinded). As discussed in Part II, Item 5, on August 26, 2016, the Company and the lenders entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders. Such disclosure is incorporated herein by reference. As of June 30, 2016, the aggregate principal outstanding under the Second Lien Credit Agreement was $78.1 million and Rand was otherwise in compliance with the covenants set forth in the Second Lien Credit Agreement.

The Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that was required in connection with certain borrowings under the First Lien Credit Agreement towards the delivery of our new vessel at the end of 2015.  This incremental loan was made on September 28, 2015.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and Second Lien Credit agreement described above, on March 27, 2015, Rand and certain of its subsidiaries entered into an Intercreditor Agreement (the "Intercreditor Agreement") with Bank of America, N.A., as the agent for the lenders under the First Lien Credit Agreement (the "First Lien Lenders") and Guggenheim Corporate Funding, LLC, as the agent for the lenders under the Second Lien Credit Agreement (the "Second Lien Lenders"). Under the Intercreditor Agreement, the Second Lien Lenders have agreed to subordinate our obligations to them to the repayment of our obligations to the First Lien Lenders and have further agreed to subordinate their liens on our assets to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lenders are permitted to receive regularly scheduled principal and interest payments under the Second Lien Credit Agreement.

Preferred Stock and Preferred Stock Dividends
The shares of the Company's series A convertible preferred stock rank senior to the Company's common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of the Company's common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each series A preferred share (subject to adjustment); are convertible into shares of the Company's common stock (based on a conversion price of $6.20 per share, subject to adjustment) at the option of the Company if, after the third anniversary of the date of issuance thereof, the trading price of the Company's common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by the Company in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with the Company's common stock; and have a separate vote over certain material transactions or changes involving the Company.
As of June 30, 2016, the Company had $2.3 million of unpaid accrued dividends on its preferred stock compared to $1.9 million at March 31, 2016. As of June 30, 2016, the effective rate of preferred dividends was 9.25% as compared to 8.75% at March 31, 2016.

Investments in Capital Expenditures and Drydockings
We incurred $2.9 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2016 compared to $19.8 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2015. The higher capital expenditure for three month period ended June 30, 2015 was related to our new vessel that was placed into service in November 2015.
Vessel Acquisition and Retirement
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
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capital expenses necessary to maintain the vessel. As a result, we have decided to retire this vessel.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements.
Lack of Historical Operating Data for Acquired Vessels
From time to time, as opportunities arise and depending on the availability of financing, we may acquire additional secondhand drybulk carriers. Information regarding the Lack of Historical Operating Data for Acquired Vessels can be found in our Annual Report on Form 10-K for the year ended March 31, 2016.
Critical Accounting Policies and Estimates
Rand's significant accounting policies are presented in Note 2 to our unaudited consolidated financial statements. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known. For a discussion of how these and other factors may affect our business, see "Cautionary Note Regarding Forward-Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the first quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
There has been no material change to our Risk Factors from those presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
On August 26, 2016, the Company and the lenders entered into an Amendment No. 2 and Waiver Agreement (the “First Lien Waiver”) pursuant to which the lenders under the First Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA covenant therein, calculated as of June 30, 2016. The First Lien Waiver also modifies the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments allowed to be made by the Company, provides for additional fees, and incorporates new restrictions on certain Company activities.

On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the “Second Lien Waiver”) pursuant to which the lenders under the Second Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Second Lien Waiver also modifies the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments allowed to be made by the Company, incorporates new restrictions on certain Company activities, provides for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default, including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to the Company's progress towards a refinancing of the Second Lien Credit Agreement.

The disclosure herein regarding the First Lien Waiver and the Second Lien Waiver does not purport to be complete and is qualified in its entirety to the full text of the First Lien Waiver and the Second Lien Waiver, which are filed as exhibits to this Quarterly Report and incorporated herein by reference. In addition, any defined terms used in the foregoing summaries which are not otherwise defined have the meaning given to such terms in the First Lien Credit Agreement and Second Lien Credit Agreement, respectively.

Item 6.	Exhibits.

 (a) Exhibits

10.1†
Amendment No. 2 and Waiver Agreement, dated as of August 26, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto.

10.2†
Fourth Amendment and Waiver To Term Loan Credit Agreement, dated as of August 26, 2016, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto.

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

RAND LOGISTICS, INC.

Date:	August 26, 2016	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 26, 2016	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1†
Amendment No. 2 and Waiver Agreement, dated as of August 26, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto.

10.2†
Fourth Amendment and Waiver To Term Loan Credit Agreement, dated as of August 26, 2016, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto.

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