Form 10-Q
period 2016-09-30
Rand Logistics, Inc.
filed 2016-11-10
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

18,569,186 shares of Common Stock, par value $.0001, were outstanding at November 9, 2016.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30, 2016	March 31, 2016
ASSETS
CURRENT
Cash and cash equivalents	$409	$77
Accounts receivable, net (Note 4)	12,796	2,697
Income taxes receivable	38	47
Prepaid expenses and other current assets (Notes 5 and 8)	6,645	6,320
Total current assets	19,888	9,141
PROPERTY AND EQUIPMENT, NET (Note 7)	218,051	228,504
OTHER ASSETS (Note 8)	62	102
DEFERRED DRYDOCK COSTS, NET (Note 9)	6,330	6,660
INTANGIBLE ASSETS, NET (Note 10)	5,368	5,904
GOODWILL (Note 10)	10,193	10,193
Total assets	$259,892	$260,504
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	9,425	17,822
Accrued liabilities (Note 12)	11,906	8,144
Other current liability	115	776
Income taxes payable	15	34
Current portion of deferred payment liability	281	564
Total current liabilities	21,742	27,340
LONG-TERM DEBT (Note 13)	117,065	112,426
SUBORDINATED DEBT (Note 14)	76,001	75,317
DEFERRED INCOME TAXES (Note 6)	5,642	5,825
Total liabilities	220,450	220,908
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at September 30, 2016 and at March 31, 2016 (Note 17)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,569,186 shares at September 30, 2016 and 18,359,397 shares at March 31, 2016 (Note 17)	1	1
Additional paid-in capital	91,233	90,993
Accumulated deficit	(56,904)	(56,537)
Accumulated other comprehensive loss	(9,562)	(9,535)
Total stockholders’ equity	39,442	39,596
Total liabilities and stockholders’ equity	$259,892	$260,504

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015
REVENUE
Freight and related revenue	$37,518	$43,835	$70,623	$82,803
Fuel and other surcharges	1,722	5,563	2,434	9,527
Outside voyage charter revenue (Note 18)	—	2,535	—	4,430
TOTAL REVENUE	39,240	51,933	73,057	96,760
EXPENSES
Outside voyage charter fees (Note 18)	—	2,652	—	4,493
Vessel operating expenses	22,028	30,030	40,870	56,586
Repairs and maintenance	100	57	1,085	897
General and administrative	3,855	3,099	7,730	6,399
Depreciation	5,203	4,603	10,501	9,310
Amortization of drydock costs	754	885	1,607	1,767
Amortization of intangibles	252	272	505	556
(Gain) loss on foreign exchange, net	(540)	14	(1,663)	305
Restructuring charges (Note 20)	—	—	2,375	—
Impairment charges on retired asset (Note 7)	—	—	1,872	—
TOTAL EXPENSES	31,652	41,612	64,882	80,313
OPERATING INCOME	7,588	10,321	8,175	16,447
OTHER INCOME AND EXPENSES
Interest expense (Note 19)	4,276	2,962	7,896	5,981
Interest income	(2)	—	(4)	(4)
	4,274	2,962	7,892	5,977
INCOME BEFORE INCOME TAXES	3,314	7,359	283	10,470
PROVISION (RECOVERY) FOR INCOME TAXES (Note 6)
Deferred	318	(4,508)	(131)	(4,328)
	318	(4,508)	(131)	(4,328)
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,996	11,867	414	14,798
PREFERRED STOCK DIVIDENDS	395	328	781	649
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,601	$11,539	$(367)	$14,149
Net income (loss) per share basic (Note 23)	$0.14	$0.64	$(0.02)	$0.79
Net income (loss) per share diluted (Note 23)	0.14	0.58	(0.02)	0.73
Weighted average shares basic	18,379,565	17,960,000	18,349,970	17,930,473
Weighted average shares diluted	20,762,468	20,379,355	18,349,970	20,349,828

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015

NET INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,996	11,867	414	14,798
Other comprehensive loss:
Change in foreign currency translation adjustment	(175)	(1,654)	(27)	(1,628)
COMPREHENSIVE INCOME BEFORE PREFERRED STOCK DIVIDENDS	2,821	10,213	387	13,170

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net loss	—	—	—	—	—	(4,232)	—	(4,232)
Preferred stock dividends	—	—	—	—	—	(1,333)	—	(1,333)
Restricted stock issued (Note 17)	—	—	13,801	—	25	—	—	25
Unrestricted stock issued (Note 17)	—	—	264,814	—	524	—	—	524
Restricted stock units granted	—	—	8,905	—	57	—	—	57
Preferred stock conversion to common stock	(4,520)	(226)	36,450		226	—	—	—
Stock options issued	—	—	—	—	31	—	—	31
Translation adjustment	—	—	—	—	—	—	(1,723)	(1,723)
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(2,582)	—	(2,582)
Preferred stock dividends	—	—	—	—	—	(386)	—	(386)
Restricted stock issued (Note 17)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 17)	—	—	44,396	—	48	—	—	48
Restricted stock units granted	—	—	—	—	15	—	—	15
Stock options issued	—	—	—	—	12	—	—	12
Translation adjustment	—	—	—	—	—	—	148	148
Balances, June 30, 2016	295,480	$14,674	18,507,094	$1	$91,164	$(59,505)	$(9,387)	$36,947
Net income	—	—	—	—	—	2,996	—	2,996
Preferred stock dividends	—	—	—	—	—	(395)	—	(395)
Unrestricted stock issued (Note 17)	—	—	62,092	—	47	—	—	47
Restricted stock units granted	—	—	—	—	15	—	—	15
Stock options issued (Note 17)	—	—	—	—	7	—	—	7
Translation adjustment	—	—	—	—	—	—	(175)	(175)
Balances, September 30, 2016	295,480	$14,674	18,569,186	$1	$91,233	$(56,904)	$(9,562)	$39,442

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2016	Six months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$414	$14,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	12,108	11,077
Amortization of intangibles and deferred financing costs	1,731	1,196
Deferred income taxes	(131)	(4,328)
Impairment charges on retired asset	1,872	—
Equity compensation granted	240	97
Unrealized foreign exchange loss	381	1,756
Restructuring charges	2,375	—
Deferred drydock costs paid	(2,821)	(1,539)
Changes in operating assets and liabilities:
Accounts receivable	(10,099)	(19,561)
Prepaid expenses and other current assets	(323)	(646)
Accounts payable and accrued liabilities	(234)	9,011
Other assets and liabilities, net	(623)	335
Income taxes payable, net	(12)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,878	12,196
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,095)	(38,086)
NET CASH USED IN INVESTING ACTIVITIES	(9,095)	(38,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(283)	(263)
Proceeds from long-term debt	28,153	35,426
Long-term debt repayment	(23,190)	(10,100)
Debt financing cost	(284)	(498)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,396	24,565
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	153	285
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	332	(1,040)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	77	3,298
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$409	$2,258
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$6,578	$4,193
Unpaid purchases of property and equipment	$901	$1,679
Unpaid purchases of deferred drydock costs	$54	$2
Payment of income taxes	$—	$1

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

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. On adoption of ASU 2015-03 for the first quarter of the 2017 fiscal year ended June 30, 2016 (as discussed in Note 3), this cost is classified as an offset against our long-term debt and subordinated debt.

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods for property and equipment are as follows:

Vessels	5 - 30 years straight-line
Leasehold improvements	7 - 11 years straight-line
Purchased software	3 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of fixed assets and finite-lived intangible assets

Fixed assets (e.g., property and equipment) and finite-lived intangible assets (e.g., customer relationships and contracts) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset group (e.g., tugs and barges) might be no longer recoverable. Examples of such triggering events include, but are not limited to a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that the smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges were recorded to write off the carrying value of the vessel. Other than this vessel, there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three and six month period ended September 30, 2016, and there are no other assets held for sale except as discussed above as of September 30, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually reviews the carrying value of goodwill residing in its reporting units, to determine whether impairment may exist. Accounting principles generally accepted in the United States ("GAAP") requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2016, the Company conducted the qualitative assessment and determined that the fair value of its two reporting units exceeded their carrying amounts and the remaining two-step impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value during the six month period ended September 30, 2016.

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

Financial instruments

The Company accounts for its foreign currency hedge contracts on its subordinated debt utilizing ASC 815 “Derivatives and Hedging” ("ASC 815"). All changes in the fair value of the contracts are recorded in earnings and the fair value of settlement costs to terminate the contract is included in current assets or current liabilities on the consolidated balance sheets. Disclosure requirements of ASC 815 are presented in Note 22.

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In addition, in March 2016, the FASB issued ASU No. 2016-08 (Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 (Topic 606) Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 (Topic 606) Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation as well as to include some practical expedients and policy elections. There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09.The Company is evaluating the effect, if any, that adopting these new accounting standards will have on the Company's consolidated financial statements and related disclosures.
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
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 and has been applied retrospectively to each period presented. The Company adopted the provisions of ASU 2015-03 for the first quarter of the 2017 fiscal year ended June 30, 2016. As a result of the adoption of this pronouncement, our unamortized deferred financing costs at March 31, 2016 of $4,903 were reclassified from intangible assets to an offset against our long-term debt and subordinated debt. The effect of the adoption did not result in a change to equity or net income (See Notes 10, 13 and 14).
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

Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within each reporting period, with early adoption permitted. The Company is currently evaluating the effects of the adoption of ASU 2016-09 on its consolidated financial statements.

Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments. The pronouncement provides clarification guidance on certain cash flow presentation issues such as debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.
Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU No. 2016-16").  ASU No. 2016-16 provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer.  This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred from the time of transfer to a future period.  The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption at the beginning of an annual period is permitted. The Company is currently assessing the potential impact that ASU No. 2016-16 will have on the financial statements and disclosures.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $114 as of September 30, 2016 and $116 as of March 31, 2016. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2016	March 31, 2016
Prepaid insurance	$527	$1,012
Fuel and lubricant inventories	4,392	3,872
Deposits and other prepaids	1,726	1,436
	$6,645	$6,320

6.	INCOME TAXES

The Company's effective tax rate for the six month period ended September 30, 2016 was a deferred tax benefit of 46.3% compared to a deferred tax benefit of 41.3% for the six month period ended September 30, 2015. The change in effective tax rate was primarily due to changes in permanent differences and discrete items compared to the prior year comparative period.

For state tax purposes, the Company is in a small net deferred tax liability position before the consideration of the valuation allowance at September 30, 2016. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including the net operating loss carryforward. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of September 30, 2016.

The effective tax rate for the six month period ended September 30, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax benefits as of September 30, 2016. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the six month periods ended September 30, 2016 and September 30, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	September 30, 2016	March 31, 2016
Cost
Vessels	$317,814	$319,689
Leasehold improvements	98	88
Furniture and equipment	492	588
Vehicles	16	16
Computer, communication equipment and purchased software	3,201	3,185
	$321,621	$323,566
Accumulated depreciation
Vessels	$100,881	$92,482
Leasehold improvements	63	58
Furniture and equipment	319	351
Vehicles	13	13
Computer, communication equipment and purchased software	2,294	2,158
	$103,570	$95,062
Total Cost less Depreciation	$218,051	$228,504

Property and equipment as of September 30, 2016 includes capitalized interest during the three and six month periods ended September 30, 2016 of $Nil ($1,161 for the fiscal year ended March 31, 2016).

As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long-term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel as of June 30, 2016. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges of $1,872 including write-off of unamortized drydock costs were recorded during the three month period ended June 30, 2016. The vessel did not sail during the three month period ended September 30, 2016. The operating loss of the vessel, included in the Consolidated Statement of Operations for the three month period ended September 30, 2016 was $Nil versus operating profit of $444 for the three month period ended September 30, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	OTHER ASSETS

Other assets classified as non-current include certain customer contract related expenditures, which are amortized over a five-year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	September 30, 2016	March 31, 2016
Customer contract costs	$119	$287
Prepaid expenses and other assets	6,588	6,135
Total	$6,707	$6,422

Current portion (Note 5)	6,645	6,320

Other long-term assets	$62	$102

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	September 30, 2016	March 31, 2016
Drydock expenditures	$15,480	$17,930
Accumulated amortization	(9,150)	(11,270)
	$6,330	$6,660

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	2,828
Amortization of drydock costs	(3,507)
Foreign currency translation adjustment	(251)
Balance as of March 31, 2016	6,660
Drydock costs accrued and incurred	1,494
Amortization of drydock costs	(1,607)
Unamortized dry-dock cost write-off of a retired vessel	(138)
Foreign currency translation adjustment	(79)
Balance as of September 30, 2016	$6,330

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	September 30, 2016	March 31, 2016
Intangible assets:
Customer relationships and contracts	$15,022	$15,122
Total identifiable intangibles	15,022	15,122
Accumulated amortization:
Customer relationships and contracts	9,654	9,218
Total accumulated amortization	9,654	9,218
Net intangible assets	$5,368	$5,904
Goodwill	$10,193	$10,193

As a result of the adoption of ASU 2015-03 "Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (as discussed in Note 3), deferred financing costs at March 31, 2016 were reclassified from intangible assets to an offset against long-term debt and subordinated debt.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

September 30, 2017	$1,001
September 30, 2018	1,002
September 30, 2019	1,001
September 30, 2020	1,002
September 30, 2021	616
$4,622

11.	VESSEL ACQUISITION

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2016	March 31, 2016
Deferred financing and other transaction costs	$—	$4
Payroll compensation and benefits	1,179	786
Preferred stock dividends	2,701	1,920
Professional fees	430	488
Interest	2,401	2,305
Winter work, deferred drydock expenditures and capital expenditures	25	834
Capital and franchise taxes	26	12
Restructuring charges (Note 20)	1,398	—
Other	3,746	1,795
	$11,906	$8,144

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT

		September 30, 2016	March 31, 2016
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	44,980	43,120

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	73,900	71,400
		$118,880	$114,520
	Less unamortized debt issuance costs	(1,815)	(2,094)
		117,065	112,426
	Less amounts due within 12 months	—	—
		$117,065	$112,426

The effective interest rates at September 30, 2016 were 3.64% (3.60% at March 31, 2016) on the Canadian Revolving Facility (defined below) and 3.48% (3.37% at March 31, 2016) on the U.S. Revolving Facility (defined below).

On March 27, 2015, the Company and certain of its subsidiaries entered into a Credit Agreement ( as amended from time to time, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the First Lien Credit Agreement and are direct or indirect wholly-owned subsidiaries of the Company (collectively, the “Canadian Guarantors”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

The obligations are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Borrowers and the Guarantors party to the agreement, including a pledge of all or a portion of the equity interests of the Borrowers and the Guarantors. The security interests are evidenced by pledge, security and guaranty agreements and other related agreements, including certain fleet mortgages.

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

•
A swing line facility under which Lower Lakes Towing may borrow up to the lesser of CDN $8,000 and the CDN maximum borrowing availability less the outstanding balance of the CDN revolving line at such time, with a final maturity date of September 30, 2019 (the “Canadian Swing Line Facility”); and

•A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may
borrow the lesser of up to USD $9,000 and the maximum borrowing availability less the outstanding balance of the U.S.Revolving Facility at such time, with a final maturity date of September 30, 2019 (the “U.S. Swing Line Facility”).

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of September 30, 2016.

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

As of September 30, 2016, the Company was in compliance with covenants set forth in the First Lien Credit Agreement as amended.

As of September 30, 2016, the Company had credit availability of USD $50,684 under the Credit Facilities based on eligible receivables and vessel collateral value.

14.    SUBORDINATED DEBT

		September 30, 2016	March 31, 2016
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$39,826	$39,826

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	38,300	38,300
		78,126	78,126
	Less unamortized debt issuance costs	(2,125)	(2,809)
		76,001	75,317
	Less amounts due within 12 months	—	—
		$76,001	$75,317

The effective interest rates at September 30, 2016 were 10.75% (10.75% at March 31, 2016) on each of the Second Lien CDN Term Loan (defined below) and the Second Lien U.S. Term Loan (defined below).

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (as amended from time to time, the “Second Lien Credit Agreement”). The Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing was obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500.

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

On April 11, 2014, the Company and certain of its subsidiaries entered into a First Amendment (the “First Amendment“) to the Second Lien Credit Agreement. The First Amendment extended the due date of certain post-closing deliverables. In connection with the First Lien Credit Agreement described above, on March 27, 2015 the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, Rand and the lenders entered into a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which certain covenant breaches were waived by the lenders.
As of June 30, 2016, the Company was not in compliance with certain covenants contained in the Second Lien Credit Agreement (formal notice of such noncompliance was received by the Company on August 24, 2016, but was later rescinded after a waiver from the lenders was obtained). On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the “Second Lien Waiver”) pursuant to which the lenders under the Second Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Second Lien Waiver also modifies the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by the Company, incorporates new restrictions on certain Company activities, provides for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to the Company's progress towards a refinancing of the Second Lien Credit Agreement.

As of September 30, 2016, the Company was in compliance with the covenants set forth in the Second Lien Credit Agreement as amended.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    SUBORDINATED DEBT (continued)

Intercreditor Agreement

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement described above, on March 27, 2015, the Company and certain of its subsidiaries (collectively, the “Credit Parties”) entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the First Lien Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lenders under the Second Lien Credit Agreement (the “Second Lien Lenders”).

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

The Company did not have any leases which met the criteria of a capital lease as of September 30, 2016. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015

Operating leases	$161	$142	$292	$269
Operating sublease	—	42	—	83
	$161	$184	$292	$352

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

September 30, 2017	$583
September 30, 2018	564
September 30, 2019	432
September 30, 2020	329
September 30, 2021	160
Thereafter	104
$2,172

As of September 30, 2016, the Company had signed contractual commitments with several suppliers totaling $102 ($1,526 as of March 31, 2016) in connection with capital expenditures and drydock projects due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claim incidental to the business involving principally commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2016, an accrual of $255 ($247 as of March 31, 2016) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims, however the Company cannot assure that such reserves will be sufficient to cover all costs incurred, or that insurance will be available or sufficient, or that any defenses will be successful.

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

The accrued preferred stock dividends payable at September 30, 2016 were $2,701 and at March 31, 2016 were $1,920. As of September 30, 2016 the effective dividend rate of the preferred stock was 9.25%. As of March 31, 2016, the effective dividend rate of the preferred stock was 8.75%.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At September 30, 2016, a total of 79,263 shares (267,758 shares at March 31, 2016) were available under the LTIP for future awards.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	—	25	7	51
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	16	71	65	134
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	1	—	2	—
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	2	—	7	—
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	8	—	13	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through September 30, 2016 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the three month period ended June 30, 2016, the Company awarded 44,396 shares for services provided from April 1, 2016 through June 30, 2016. For the three month period ended September 30, 2016, the Company awarded 62,092 shares for services rendered from July 1, 2016 through September 30, 2016. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2016 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant and 0.80% to 1.60% for the fiscal 2016 grant. Expected volatility was 39.49% for the fiscal 2009 grant and 33.5% to 37.2%. for the fiscal 2016 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of September 30, 2016. During the twelve months ended March 31, 2016, 306,766 options expired. During the six month period ended September 30, 2016, 136,267 options expired. Options outstanding (341,752) at September 30, 2016 had a remaining weighted average contractual life of approximately four years and five months.

The Company recorded compensation expenses related to such stock options of $7 for the three month period ended September 30, 2016 and $19 for the six month period ended September 30, 2016 and $Nil for the three and six month periods ended September 30, 2015. None of the outstanding stock options were in-the-money as of September 30, 2016 or September 30, 2015.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31st of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $15 for the three month periods ended September 30, 2016 and September 30, 2015 and $30 for the six month periods ended September 30, 2016 and September 30, 2015. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested.

18.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015
Amortization of deferred financing costs	901	316	1,226	640
Long-term debt-senior	1,210	989	2,384	2,014
Long-term debt-subordinated	2,158	2,020	4,270	4,001
Interest rate caps	—	3	—	5
Deferred payment liability	7	16	16	36
Interest capitalized	—	(382)	—	(715)
	$4,276	$2,962	$7,896	$5,981

20.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company has recorded expenses of $2,375 during the three month period ended June 30, 2016 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations". The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. The following table summarizes activities in the restructuring costs accrual balance during the periods:

	September 30, 2016	September 30, 2015
Restructuring costs accrual	2,375	—
Restructuring costs paid	(977)	—
Restructuring costs accrual balance	1,398	—

The restructuring costs accrual balance is included in accrued liabilities.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified only one reportable operating segment under ASC 280 “Segment Reporting”.

Information about geographic operations is as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015

Revenue by country:
Canada	$22,895	$28,126	$42,295	$53,266
United States	16,345	23,807	30,762	43,494
	$39,240	$51,933	$73,057	$96,760

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2016	March 31, 2016
Property and equipment, net by country:
Canada	$109,904	$116,719
United States	108,147	111,785
	$218,051	$228,504
Intangible assets, net by country:
Canada	$3,283	$3,652
United States	2,085	2,252
	$5,368	$5,904
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$139,398	$141,019
United States	120,494	119,485
	$259,892	$260,504

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of September 30, 2016 and March 31, 2016:

	Fair value measurements at			Fair value measurements at
	September 30, 2016			March 31, 2016
	Carrying value at September 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$(437)	$—	$(437)	$(268)	$—	$(268)

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month period ended September 30, 2016.

The Company recorded a payable of $437 as of September 30, 2016 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the three month period ended September 30, 2016, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $1,185 (gain of $2,215 for the three month period ended September 30, 2015) and a gain of $2,050 for the six month period ended September 30, 2016 (gain of $1,484 for the six month period ended September 30, 2015). These gains are included in the Company’s earnings, and the fair value of settlement costs to terminate the contract is included in current liabilities on the Company's consolidated balance sheet.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at September 30, 2016	Fair Value as at March 31, 2016
Foreign currency hedge contracts	Accrued liabilities	$(437)	$(268)

The Company has not designated this contract as a hedging instrument. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (Gain) Recognized in earnings	Three month period ended September 30, 2016	Three month period ended September 30, 2015	Six month period ended September 30, 2016	Six month period ended September 30, 2015
Foreign currency hedge contracts	(Gain) on foreign exchange	$(1,185)	$(2,215)	$(2,050)	$(1,484)

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

23.	EARNINGS PER SHARE ("EPS")

The Company had a total of 18,569,186 shares of common stock issued and outstanding as of September 30, 2016, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,762,468 and 20,379,355 shares for the three month periods ended September 30, 2016 and 2015 respectively and 20,732,873 and 20,349,828 shares for the six month period ended September 30, 2016 and 2015, respectively. The Calculation for six month period September 30, 2016 is anti-dilutive, the basic and diluted weighted average shares outstanding are 18,349,970. The convertible preferred shares outstanding as of September 30, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015
Numerator:
Net income before preferred dividends	$2,996	$11,867	$414	$14,798
Preferred stock dividends	(395)	(328)	(781)	(649)
Net income (loss) applicable to common stockholders	$2,601	$11,539	$(367)	$14,149
Denominator:
Weighted average common shares for basic EPS	18,379,565	17,960,000	18,349,970	17,930,473
Effect of dilutive securities:
Average price during period	0.94	2.68	0.96	3.03
Long term incentive stock option plan	246,007	479,785	304,193	479,785
Average exercise price of stock options	3.85	5.66	3.85	5.66
Shares that could be acquired with the proceeds of options	—	—	—	—
Dilutive shares due to options	—	—	—	—
Restricted Stock Units (RSU)-unvested	10,586	19,491	10,586	—
Average grant date fair value of unvested RSU	5.99	5.99	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	—	—	—
Dilutive shares due to RSU	—	—	—	—
Incremental shares due to unvested restricted shares	—	—	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,419,355	2,382,903	2,419,355
Weighted average common shares for diluted EPS	20,762,468	20,379,355	18,349,970	20,349,828
Basic EPS	$0.14	$0.64	$(0.02)	$0.79
Diluted EPS	$0.14	$0.58	$(0.02)	$0.73

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended September 30, 2016. The use of the term "GAAP" herein refers to Generally Accepted Accounting Principles in the United States of America. All dollar amounts are presented in millions except share, per share and per day amounts.

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

•	our capital resources and the adequacy thereof, including our ability to refinance or obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;

•	our expected capital spending or operating expenses, including drydocking and insurance costs;

•	our ability to remain in compliance with applicable regulations, Nasdaq listing requirements, and our debt covenants;

•	changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and

•	assumptions regarding any of the foregoing.

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
We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our listed risks under "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 16, 2016 and an additional risk listed in Part II, Item 1A of this document may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict these new risks, nor can we assess the impact, if any, of the new risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur in a timely manner, or at all.

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
Our shipping business is operated in Canada by Lower Lakes Towing and in the United States by Lower Lakes Transportation. Lower Lakes Towing was organized in March 1994 under the laws of Canada to provide marine transportation services to dry bulk goods suppliers and purchasers operating in ports on the Great Lakes. Lower Lakes has grown from its origin as a small tug and barge operator to a full-service shipping company with a combined fleet of fifteen cargo-carrying vessels operating in Canada and the United States. We have grown to become one of the largest bulk shipping companies operating on the Great Lakes and a leading service provider in the River Class market segment. We transport construction aggregates, salt, grain, coal, iron ore and other dry bulk commodities for customers in the construction, electric utility, food and integrated steel industries.
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
Lower Lakes' fleet consists of six self-unloading bulk carriers and three conventional bulk carriers in Canada (excluding a retired vessel) and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns ten Canadian vessels, including a retired vessel. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

Vessel Acquisitions and Retirement

On March 11, 2014, Lower Lakes (17) acquired the Lalandia Swan from Uni-Tankers M/T ("Lalandia Swan") for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. The vessel was placed in service in November 2015.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capital expenses necessary to maintain the vessel. As a result, we retired this vessel as of June 30, 2016.
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

Results of Operations for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015
Selected Financial and Operating Information

(USD in 000's)	September 30, 2016	September 30, 2015	$ Change	% Change
Revenue:
Freight and related revenue	$37,518	$43,835	$(6,317)	(14.4)%
Fuel and other surcharges	1,722	5,563	(3,841)	(69.0)%
Outside voyage charter revenue	—	2,535	(2,535)	(100.0)%
Total	$39,240	$51,933	$(12,693)	(24.4)%
Expenses:
Outside voyage charter fees	—	2,652	(2,652)	(100.0)%
Vessel operating expenses	22,028	30,030	(8,002)	(26.6)%
Repairs and maintenance	100	57	43	75.4%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchanges	$13,257	$16,095	$(2,838)	(17.6)%
OPERATING INCOME	$7,588	$10,321	$(2,733)	(26.5)%

Sailing Days:	1,185	1,278	(93)	(7.3)%
Number of vessels operated:	14	15	(1)	(6.7)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,661	$34,300	$(2,639)	(7.7)%
Fuel and other surcharges	$1,453	$4,353	$(2,900)	(66.6)%

Expenses per Sailing Day:
Vessel operating expenses	$18,589	$23,498	$(4,909)	(20.9)%
Repairs and maintenance	$84	$45	$39	86.7%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange during the three month periods ended September 30, 2016 and 2015 (USD in 000's):

	Three months ended September 30, 2016	Three months ended September 30, 2015
Operating Income	$7,588	$10,321
Depreciation	5,203	4,603
Amortization of drydock costs	754	885
Amortization of intangibles	252	272
(Gain) loss on foreign exchange	(540)	14
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange.	$13,257	$16,095

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended September 30, 2015	1,278	$43,835	$5,563	$2,535	$51,933	$2,652	$30,030	$57	$3,099	$16,095
Changes in three month period ended September 30, 2016:
Change attributable to Canadian dollar exchange rate		58	8	—	66	—	33	2	3	28
Net change on a constant currency basis	(93)	(6,375)	(3,849)	—	(10,224)	—	(8,035)	41	753	(2,983)
Changes in outside voyage charter revenue and fees on a constant currency basis	—	—	—	(2,535)	(2,535)	(2,652)	—	—	—	117
Total Change	$(93)	$(6,317)	$(3,841)	$(2,535)	$(12,693)	(2,652)	$(8,002)	43	756	(2,838)
Three month period ended September 30, 2016	1.185	$37,518	$1,722	$—	$39,240	$—	$22,028	$100	$3,855	$13,257
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange.
Total revenue during the three month period ended September 30, 2016 was $39.2 million, a decrease of 24.4%, compared to $51.9 million during the three month period ended September 30, 2015. This decrease was primarily attributable to the Company's decision to operate two less vessels based on reduced demand for coal and aggregates in the Great Lakes region and the loss of revenue associated with a time charter contract that the counter party bought out in the last quarter of fiscal year 2016, and reduction in fuel surcharges. These factors combined resulted in a 93 day decrease in Sailing Days (which we define as days a vessel is crewed and available for sailing). These decreases were partially offset by contractual price increases and higher water levels. On a constant currency basis, our total revenue decreased 24.6%, or $12.8 million, during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
Freight and other related revenue generated from Company-operated vessels decreased $6.3 million, or 14.4%, to $37.5 million during the three month period ended September 30, 2016 compared to $43.8 million during the three month period ended September 30, 2015. The decline was primarily a result of a 93 days decrease in Sailing Days due to the Company’s decision to operate two less vessels based on reduced demand. On a constant currency basis, freight and other related revenue decreased 14.5%, or $6.4 million, during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
According to the Lake Carriers' Association, during the three month period ended September 30, 2016, U.S.-flagged vessels on the Great Lakes experienced a 6.8% decrease in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 18.8% decrease of coal tonnage carried and a 10.23% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled during the three month period ended September 30, 2016 decreased by 14.9% compared to the three month period ended September 30, 2015, which included tons carried on outside vessel charter equipment. Our tonnage carried on vessels that we operated during the three month period ended September 30, 2016 decreased 10.7% compared to the three month period ended September 30, 2015.  During the three month period ended September 30, 2016 our tonnage in construction aggregates decreased 13.8% compared to the three month period ended September 30, 2015. Our coal tonnage decreased 28.3% compared to the three month period ended September 30, 2015 due to weaker demand. Salt tonnage decreased by 24.1% due to below average precipitation in the Great Lakes region during the past winter. Total iron ore tons carried increased by 7.8% during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015, due primarily to the negative state of the steel industry. During the last month of the quarter, we have seen improved activities in iron ore tonnage.

We operated fourteen vessels (the “Operated Vessels”) during the three month period ended September 30, 2016, including one vessel recently placed to serve the grain market, compared to operating fifteen vessels during the three month period ended September 30, 2015. We operated a total of 1,185 Sailing Days in the three month period ended September 30, 2016, compared to 1,278 Sailing Days in the prior year. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 92 Sailing Days in the second fiscal quarter, assuming average weather conditions, and no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 90 Sailing Days, excluding the recently introduced vessel to serve increased demand in the grain market during the three month period ended September 30, 2016, compared to an average of 85 Sailing Days during the three month period ended September 30, 2015. The higher utilization of our Operated Vessels signifies our disciplined approach in a softer overall market. Our Operated Vessels operated for 97.8% of the theoretical maximum Sailing Days for the three month period ended September 30, 2016, compared to 92.6% of the theoretical maximum Sailing Days for the three month period ended September 30, 2015.

We also measure "Delay Days", which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 73 Delay Days during the three month period ended September 30, 2016 compared to 68 Delay Days during the three month period ended September 30, 2015. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 6.2% during the three month period ended September 30, 2016 compared to 5.4% during the three month period ended September 30, 2015.

Freight and related revenue per Sailing Day decreased $2,639, or 7.7%, to $31,661 per Sailing Day during the three month period ended September 30, 2016 compared to $34,300 per Sailing Day during the three month period ended September 30, 2015. This revenue decrease was primarily due to a change in the mix of cargos carried and an increase in the number of Delay Days partially offset by favorable trade patterns. On a constant currency basis, freight and related revenue per Sailing Day decreased 7.8% or $2,687 per Sailing Day during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
We had no outside voyage charter revenue in the three month period ended September 30, 2016 compared to $2.5 million during the three month period ended September 30, 2015. We have transferred tonnage carried on outside vessel charter during the 2015 sailing season to the capacity added by our newest vessel, which was placed into service in November 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $3.8 million, or 69.0%, to $1.7 million during the three month period ended September 30, 2016 compared to $5.6 million during the three month period ended September 30, 2015. Fuel and other surcharges per Sailing Day decreased by $2,900, or 66.6%, to $1,453 per Sailing Day during the three month period ended September 30, 2016 compared to $4,353 per Sailing Day during the three month period ended September 30, 2015. These decreases were primarily attributable to reduced fuel prices during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015. On a constant currency basis, fuel and other surcharges decreased 69.2%, or $3.8 million, during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
Vessel operating expenses decreased $8.0 million, or 26.6%, to $22.0 million during the three month period ended September 30, 2016 compared to $30.0 million during the three month period ended September 30, 2015. The decrease was primarily due to reduced Sailing Days, reduced fuel prices, lower insurance costs and operating efficiencies as a result of cost efficiency initiatives undertaken during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015. Vessel operating expenses per Sailing Day decreased $4,909, or 20.9%, to $18,589 per Sailing Day during the three month period ended September 30, 2016 from $23,498 per Sailing Day during the three month period ended September 30, 2015. On a constant currency basis, vessel operating expenses decreased 26.8%, or $8.0 million, during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $43 thousand to $0.1 million during the three month period ended September 30, 2016 primarily due to costs related to the two laid up vessels previously discussed. Repairs and maintenance expenses per Sailing Day increased $39 to $84 per Sailing Day during the three month period ended September 30, 2016 compared to $45 per Sailing Day during the three month period ended September 30, 2015. On a constant currency basis, repairs and maintenance expenses increased $41.0 thousand during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
Our general and administrative expenses were $3.9 million during the three month period ended September 30, 2016 compared to $3.1 million during the three month period ended September 30, 2015. The increase is attributable to one time fees and expenses related to increased costs associated with obtaining waivers from our lenders, duplicative headcount costs associated with the streamlining of certain functions, locations and the management structure to support the business. Excluding these one-time charges, compensation and benefits expenses increased modestly. Our general and administrative expenses equaled 10.3% and 7.1% of freight and related revenue for the three month period ended September 30, 2016 and September 30, 2015, respectively.
Depreciation expense was $5.2 million during the three month period ended September 30, 2016 and $4.6 million for the three month period ended September 30, 2015. This increase of $0.6 million was primarily attributable to winter 2016 capital expenditures and depreciation attributable to our newest vessel.
Amortization of drydock costs was $0.8 million during the three month period ended September 30, 2016 and $0.9 million during the three month period ended September 30, 2015. The Company amortized the deferred drydock costs of eleven vessels during the three month period ended September 30, 2016 compared to thirteen vessels during the three month period ended September 30, 2015.
Gain on foreign exchange during the three month period ended September 30, 2016 was $0.5 million, as compared to a loss of $14 thousand during the three month period ended September 30, 2015. Gain or loss on foreign exchange primarily relates to a translation of $39.8 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As a result of the items described above, operating income during the three month period ended September 30, 2016 was $7.6 million compared to $10.3 million during the three month period ended September 30, 2015.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange decreased $2.8 million, or 17.6%, from $16.1 million during the three month period ended September 30, 2015 to $13.3 million during the three month period ended September 30, 2016. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange decreased 17.8%, or $2.9 million, during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.
Interest expense, which is net of capitalized interest and includes $0.9 million of amortization of deferred financing costs, increased by $1.3 million or 44.4% to $4.3 million during the three month period ended September 30, 2016 from $3.0 million during the three month period ended September 30, 2015. This increase in interest expense was primarily attributable to accelerated amortization of deferred financing costs related to second lien debt and slightly higher average debt balance compared to the three month period ended September 30, 2015 related to borrowing for the new vessel and no interest capitalization for the three month period ended September 30, 2016. Cash interest expense during the three month period ended September 30, 2016 equaled $3.4 million compared to $3.0 million for the three month period ended September 30, 2015.
Our income before income taxes was $3.3 million during the three month period ended September 30, 2016 compared to an income of $7.4 million during the three month period ended September 30, 2015.
Our effective tax rate was 9.6% on pre-tax income of $3.3 million during the three month period ended September 30, 2016 compared to a tax benefit of 61.3% on pre-tax income of $7.4 million during the three month period ended September 30, 2015. Our provision for income tax expense was $0.3 million during the three month period ended September 30, 2016 compared to an income tax benefit of $4.5 million during the three month period ended September 30, 2015. The increase in income tax expense was due to a higher consolidated tax rate during the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015. The effective tax rate for the three month period ended September 30, 2016 was lower than the statutory tax rate due to the continued existence of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses.

Our net income before preferred stock dividends was $3.0 million during the three month period ended September 30, 2016 compared to net income before preferred stock dividends of $11.9 million during the three month period ended September 30, 2015.
We accrued $0.4 million for dividends on our preferred stock during the three month period ended September 30, 2016 compared to $0.3 million for the three month period ended September 30, 2015. This increase is attributable to a 1% increase in the effective rate of preferred dividends, partially offset by the conversion of a small number of preferred shares to common shares during March 2016.
Our income applicable to common stockholders was income of $2.6 million during the three month period ended September 30, 2016 compared to income of $11.5 million during the three month period ended September 30, 2015.
The Canadian dollar (CDN) strengthened by 0.3% compared to the U.S. dollar (USD) during the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015, averaging approximately $0.766 USD per CDN during the three month period ended September 30, 2016 compared to approximately $0.764 USD per CDN during the three month period ended September 30, 2015. The Company's balance sheet translation rate increased from $0.749 USD per CDN at September 30, 2015 to $0.762 USD per CDN at September 30, 2016.
During the three month period ended September 30, 2016, the Company operated an average of five vessels in the U.S. and eight vessels in Canada, including a fourteenth vessel recently placed to serve the grain market. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015
Selected Financial and Operating Information

(USD in 000's)	Six months ended September 30, 2016	Six months ended September 30, 2015	$ Change	% Change
Revenue:
Freight and related revenue	$70,623	$82,803	$(12,180)	(14.7)%
Fuel and other surcharges	2,434	9,527	(7,093)	(74.5)%
Outside voyage charter revenue	—	4,430	(4,430)	(100)%
Total	$73,057	$96,760	$(23,703)	(24.5)%
Expenses:
Outside voyage charter fees	—	4,493	(4,493)	(100)%
Vessel operating expenses	40,870	56,586	(15,716)	(27.8)%
Repairs and maintenance	1,085	897	188	21.0%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset.	$23,372	$28,385	$(5,013)	(17.7)%
OPERATING INCOME	$8,175	$16,447	$(8,272)	(50.3)%

Sailing Days:	2,154	2,506	(352)	(14.0)%
Number of vessels operated:	14	15	(1)	(6.7)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$32,787	$33,042	$(255)	(0.8)%
Fuel and other surcharges	$1,130	$3,802	$(2,672)	(70.3)%

Expenses per Sailing Day:
Vessel operating expenses	$18,974	$22,580	$(3,606)	(16.0)%
Repairs and maintenance	$504	$358	$146	40.8%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset during the six month periods ended September 30, 2016 and 2015 (USD in 000's):

	Six months ended September 30, 2016	Six months ended September 30, 2015
Operating Income	$8,175	$16,447
Depreciation	10,501	9,310
Amortization of drydock costs	1,607	1,767
Amortization of intangibles	505	556
(Gain) Loss on foreign exchange	(1,663)	305
Restructuring charges	2,375	—
Impairment charges on retired assets	1,872	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset.	$23,372	$28,385

 The following table summarizes the changes in the components of our revenue and certain expenses during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Six months ended September 30, 2015	2,506	$82,803	$9,527	$4,430	$96,760	$4,493	$56,586	$897	$6,399	$28,385
Changes in the six month period ended September 30, 2016:
Change attributable to weaker Canadian dollar		(835)	(50)	—	(885)	—	(508)	(26)	(60.0)	(291)
Net change on a constant currency basis	(352)	(11,345)	(7,043)	—	(18,388)	—	(15,208)	214	1,391	(4,785)
Changes in outside voyage charter revenue and fees on a constant currency basis				(4,430)	(4,430)	(4,493)	—			63
Total Change	(352)	$(12,180)	$(7,093)	$(4,430)	$(23,703)	(4,493)	$(15,716)	188	1,331	(5,013)
Six months ended September 30, 2016	2,154	$70,623	$2,434	$—	$73,057	$—	$40,870	$1,085	$7,730	$23,372
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset.
Total revenue during the six month ended September 30, 2016 was $73.1 million, a decrease of 24.5%, compared to $96.8 million during the six month period ended September 30, 2015. This decrease was primarily attributable to the Company's decision to operate two less vessels based on reduced demand for coal, salt and aggregates in the Great Lakes region and the loss of revenue associated with a time charter contract that the counter party bought out in the last quarter of fiscal year 2016, a weaker Canadian dollar, and reduction in fuel surcharges.These factors combined resulted in a 352 day decrease in Sailing Days (which we define as days a vessel is crewed and available for sailing). These were partially offset by contractual price increases and higher water levels. On a constant currency basis, our total revenue decreased 23.6%, or $22.8 million, during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
Freight and other related revenue generated from Company-operated vessels decreased $12.2 million, or 14.7%, to $70.6 million during the six month period ended September 30, 2016 compared to $82.8 million during the six month period ended September 30, 2015. The decline was primarily a result of a 352 day decrease in Sailing Days due to the Company’s decision to operate two less vessels based on reduced demand and a weaker Canadian dollar. On a constant currency basis, freight and other related revenue decreased 13.7%, or $12.2 million, during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
According to the Lake Carriers' Association, during the six month period ended September 30, 2016, U.S.-flagged vessels on the Great Lakes experienced a 5.1% decrease in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 23.3% decrease of coal tonnage carried and a 7.0% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Our tonnage carried on vessels that we operated during the six month period ended September 30, 2016 decreased 11.9% compared to the six month period ended September 30, 2015.  During the six month period ended September 30, 2016 our tonnage in construction aggregates decreased 7.4% compared to the six month period ended September 30, 2015 due to weaker demand. Our coal tonnage decreased 40.0% compared to the six month period ended September 30, 2015 due to weaker demand. Salt tonnage decreased by 19.0% due to below average precipitation in the Great Lakes region during the past winter. Total iron ore tons carried decreased by 8.9% during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015 due to the negative state of the steel industry.

We introduced our sixteenth vessel into service on November 22, 2015 and operated fourteen vessels (the “Operated Vessels”) during the six month period ended September 30, 2016, including a vessel recently placed in the grain business, compared to operating fifteen vessels during the six month period ended September 30, 2015. We operated a total of 2,154 Sailing Days in the six month period ended September 30, 2016, compared to 2,506 Sailing Days in the prior year period. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 183 Sailing Days in the first two quarters, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 164 Sailing Days during the six month period ended September 30, 2016, excluding the recently introduced vessel to serve increased demand in the grain market compared to an average of 167 Sailing Days during the six month period ended September 30, 2015, due to weak demand at the start of the 2016 sailing season. Our Operated Vessels operated for 89.8% of the theoretical maximum Sailing Days for the six month period ended September 30, 2016, compared to 92.6% of the theoretical maximum Sailing Days for the six month period ended September 30, 2015.

We also measure "Delay Days", which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 134 Delay Days during the six month period ended September 30, 2016 compared to 177 Delay Days during the six month period ended September 30, 2015. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 6.2% during the six month period ended September 30, 2016 compared to 7.1% during the six month period ended September 30, 2015.

Freight and related revenue per Sailing Day decreased to $32,787 per Sailing Day during the six month period ended September 30, 2016 compared to $33,042 per Sailing Day during the six month period ended September 30, 2015. This revenue decrease was primarily due to a change in the mix of cargos carried and a weaker Canadian dollar, offset by reduced Delay Days. On a constant currency basis, freight and related revenue per Sailing Day increased 0.4% or $133 per Sailing Day during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
We had no outside voyage charter revenue in the six month period ended September 30, 2016 compared to $4.4 million during the six month period ended September 30, 2015. We have transferred tonnage carried on outside vessel charter during the 2015 sailing season to our newest vessel, which was placed into service in November 2015.

Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $7.1 million, or 74.5%, to $2.4 million during the six month period ended September 30, 2016 compared to $9.5 million during the six month period ended September 30, 2015. Fuel and other surcharges per Sailing Day decreased by $2,672, or 70.3%, to $1,130 per Sailing Day during the six month period ended September 30, 2016 compared to $3,802 per Sailing Day during the six month period ended September 30, 2015. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015. On a constant currency basis, fuel and other surcharges decreased 73.9% or $7.0 million, during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
Vessel operating expenses decreased $15.7 million, or 27.8%, to $40.9 million during the six month period ended September 30, 2016 compared to $56.6 million during the six month period ended September 30, 2015. The decrease was primarily due to a weaker Canadian dollar, reduced Sailing Days, reduced fuel prices and operating efficiencies as a result of cost efficiency initiatives undertaken during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015. Vessel operating expenses per Sailing Day decreased $3,606, or 16.0%, to $18,974 per Sailing Day during the six month period ended September 30, 2016 from $22,580 per Sailing Day during the six month period ended September 30, 2015. On a constant currency basis, vessel operating expenses decreased 26.9%, or $15.2 million during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.2 million to $1.1 million during the six month period ended September 30, 2016 primarily due to the late sailing of some of our vessels at the beginning of the 2016 sailing season, offset by a weaker Canadian dollar. Repairs and maintenance expenses per Sailing Day increased $146 to $504 per Sailing Day during the six month period ended September 30, 2016 compared to $358 per Sailing Day during the six month period ended September 30, 2015. On a constant currency basis, repairs and maintenance expenses increased $0.2 million during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
Our general and administrative expenses were $7.7 million during the six month period ended September 30, 2016 compared to $6.4 million during the six month period ended September 30, 2015. Approximately $0.6 million of the increase in general and administrative expenses relates to a one time third party strategic review to evaluate a number of capital allocation and cost reduction opportunities and to one time fees and expenses related to increased costs associated with obtaining waivers from our lenders. The remainder of the increase is attributable to duplicative headcount costs associated with the streamlining of certain functions, locations and the management structure to support the business. Excluding these one-time charges, compensation and benefits expenses increased modestly, but were offset by a weaker Canadian dollar. Our general and administrative expenses equaled 10.9% and 7.7% of freight and related revenue for the six month period ended September 30, 2016 and September 30, 2015, respectively.
Depreciation expense was $10.5 million during the six month period ended September 30, 2016 and $9.3 million for the six month period ended September 30, 2015. This increase of $1.2 million was primarily attributable to winter 2016 capital expenditures and depreciation attributable to our newest vessel offset by a weaker Canadian dollar.
Amortization of drydock costs was $1.6 million during the six month period ended September 30, 2016 compared to $1.8 million for the six month period ended September 30, 2015. The Company amortized the deferred drydock costs of eleven vessels during the six month period ended September 30, 2016 compared to thirteen vessels during the six month period ended September 30, 2015.
Gain on foreign exchange during the six month period ended September 30, 2016 was $1.7 million, as compared to a loss of $0.3 million during the six month period ended September 30, 2015. Gain or loss on foreign exchange primarily relates to a translation of $39.8 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, we recorded expenses of $2,375 as restructuring costs. We anticipate that this initiative will be completed in a phased manner by the third quarter of the current fiscal year. We expect to realize the benefits of our restructuring costs through lower costs and increased operating efficiencies in future periods. Approximately 63% of the restructuring charge relates to contractual severance payments to our former Executive Vice Chairman and President of our subsidiaries, Lower Lakes Towing and Grand River Navigation.

As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1,872 including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the six month period ended September 30, 2016 was $107 versus operating profit of $589 for six month period ended September 30, 2015.
As a result of the items described above, operating income during the six month period ended September 30, 2016 was $8.2 million compared to $16.4 million during the six month period ended September 30, 2015.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired assets decreased $5.0 million, or 17.7%, to $23.4 million during the six month period ended September 30, 2016 from $28.4 million during the six month period ended September 30, 2015. On a constant currency basis, operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset decreased 16.6%, or $4.7 million during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
Interest expense, which is net of capitalized interest and includes $1.2 million of amortization of deferred financing costs, increased by $1.9 million or 32.0% to $7.9 million during the six month period ended September 30, 2016 from $6.0 million during the six month period ended September 30, 2015. This increase in interest expense was primarily attributable to accelerated amortization of deferred financing costs related to second lien debt, a higher average debt balance compared to the six month period ended September 30, 2016 related to borrowing for the new vessel and no interest capitalization for the six month period ended September 30, 2016, partially offset by a a weaker Canadian dollar. Cash interest expense during the six month period ended September 30, 2016 equaled $6.7 million compared to $6.1 million for the six month period ended September 30, 2015.
Our income before income taxes was $0.3 million during the six month period ended September 30, 2016 compared to an income of $10.5 million during the six month period ended September 30, 2015.
Our effective tax rate was a benefit of 46.3% on pre-tax income of $0.3 million during the six month period ended September 30, 2016 compared to a benefit of 41.3% on pre-tax income of $10.5 million during the six month period ended September 30, 2015. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our income tax provision was a benefit of $0.1 million during the six month period ended September 30, 2016 compared to an income tax benefit of $4.3 million during the six month period ended September 30, 2015. The decrease in income tax benefit was due to lower net loss before income taxes. The effective tax rate for the six month period ended September 30, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily NOLs.
Our net income before preferred stock dividends was $0.4 million during the six month period ended September 30, 2016 compared to net income before preferred stock dividends of $14.8 million during the six month period ended September 30, 2015.
We accrued $0.8 million for dividends on our preferred stock during the six month period ended September 30, 2016 compared to $0.6 million for the six month period ended September 30, 2015. This increase is attributable to a 1% increase in the effective rate of preferred dividends, partially offset by the conversion of a small number of preferred shares to common shares during March 2016.
Our income applicable to common stockholders was a loss of $0.4 million during the six month period ended September 30, 2016 compared to income of $14.1 million during the six month period ended September 30, 2015.
The Canadian dollar (CDN) weakened by 2.3% compared to the U.S. dollar (USD) during the six month period ended September 30, 2016 as compared to the six month period ended September 30, 2015, averaging approximately $0.771 USD per CDN during the six month period ended September 30, 2016 compared to approximately $0.789 USD per CDN during the six month period ended September 30, 2015. The Company's balance sheet translation rate decreased from $0.749 USD per CDN at September 30, 2015 to $0.762 USD per CDN at September 30, 2016.
During the six month period ended September 30, 2016, the Company operated an average of five vessels in the U.S. and eight vessels in Canada, including a fourteenth vessel recently placed to serve the grain market. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the six month periods ended September 30, 2016 and 2015, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the six month periods ended September 30, 2016 and September 30, 2015, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 2.3% during the six month period ended September 30, 2016 compared to the six month period ended September 30, 2015.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the six month periods ended September 30, 2016 and September 30, 2015. We believe cash generated from our operations and the availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt services requirements over the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
On September 20, 2016, we received a letter from The Nasdaq Stock Market LLC ("Nasdaq") providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We have an initial grace period until March 20, 2017 to regain compliance, but if we fail to regain compliance, our common stock could be delisted and this would likely further depress the value of our common stock and negatively impact our liquidity.

Net cash provided by operating activities during the six month period ended September 30, 2016 was $4.9 million, a decrease of $7.3 million, from $12.2 million during the six month period ended September 30, 2015. The decreased use of cash was primarily attributable to reduced cash earnings for the six month period ended September 30, 2016 and a higher cash outflow on drydock costs paid in the six month period ended September 30, 2016

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the six month period ended September 30, 2016 or 2015.
Net cash used in investing activities decreased by $29.0 million to $9.1 million during the six month period ended September 30, 2016 from net cash used of $38.1 million during the six month period ended September 30, 2015. This decrease was primarily due to higher capital expenditures on the conversion of our newest vessel to a self-unloading vessel for the six month period ended September 30, 2015. This new vessel was placed into service in November 2015.
Net cash provided by financing activities decreased $20.2 million to $4.4 million provided during the six month period ended September 30, 2016 compared to $24.6 million during the six month period ended September 30, 2015. The decrease is attributable to higher borrowings under our senior credit facilities in the six month period ended September 30, 2015, related to the new vessel placed in service in November 2016.
Debt

We had total debt outstanding of $193.1 million at September 30, 2016 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $117.1 million and our Second Lien Credit Agreement (defined below) of

$76.0 million both presented net of unamortized debt issuance costs.

First Lien Credit Agreement

On March 27, 2015, Rand and certain of its subsidiaries entered into a Credit Agreement (as amended on from time to time, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a direct or indirect wholly-owned subsidiary of Rand and Rand itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Towing (17) and Lower Lakes Ship Repair are guarantors of all Canadian obligations under the First Lien Credit Agreement and are direct or indirect wholly-owned subsidiaries of Rand (collectively, the “Canadian Guarantors”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

The obligations under the First Lien Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Borrowers and the Guarantors party to the agreement, including a pledge of all or a portion of the equity interests of the Borrowers and the Guarantors. The security interests are evidenced by pledge, security and guaranty agreements and other related agreements, including certain fleet mortgages.

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

•
A swing line facility under which Lower Lakes Towing may borrow up to the lesser of CDN $8 million and the CDN maximum borrowing availability less the outstanding balance of the Canadian Revolving Facility, with a final maturity date of September 30, 2019 (the "Canadian Swing Line Facility"); and

•
A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility, with a final maturity date of September 30, 2019 (the "U.S. Swing Line Facility").

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

The effective interest rates at September 30, 2016 were 3.64% (3.60% at March 31, 2016) on the Canadian Revolving Facility and 3.48% (3.37% at March 31, 2016) on the U.S. Revolving Facility.

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

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. On February 9, 2016, Rand and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. As of June 30, 2016, Rand was not in compliance with certain covenants in the First Lien Credit Agreement. On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement (the “First Lien Waiver”) pursuant to which the lenders under the First Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA covenant therein, calculated as of June 30, 2016. The First Lien Waiver also modifies the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by the Company, provides for additional fees, and incorporates new restrictions on certain Company activities. As of September 30, 2016, the aggregate principal amount outstanding under the First Lien Credit Agreement was $118.8 million and Rand was in compliance with the covenants set forth in the First Lien Credit Agreement as amended.

Second Lien Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent and Lender, and certain other lenders, entered into a Term Loan Credit Agreement (as amended on from time to time, the “Second Lien Credit Agreement”). The Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing is obligated to the lenders in the amount of $34.2 million (the "Second Lien CDN Term Loan"); (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek are obligated to the lenders in the amount of $38.3 million (the "Second Lien U.S. Term Loan"); and (iii) an uncommitted incremental term loan facility of up to $32.5 million as of March 27, 2015.

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

The effective interest rates at March 31, 2016 were 10.75% (10.75% at March 31, 2015) on each of the Second Lien CDN Term Loan and the Second Lien U.S. Term Loan.

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
As of September 30, 2016, the aggregate principal outstanding under the Second Lien Credit Agreement was $76 million and Rand was in compliance with the covenants set forth in the Second Lien Credit Agreement as amended.

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
As of September 30, 2016, the Company had $2.7 million of unpaid accrued dividends on its preferred stock compared to $1.9 million at March 31, 2016. This increase is attributable to an increase in the effective rate of preferred dividends. As of September 30, 2016, the effective rate of preferred dividends was 9.25% as compared to 8.75% at March 31, 2016.

Investments in Capital Expenditures and Drydockings
We incurred $4.4 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended September 30, 2016 compared to $32.0 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended September 30, 2015. The higher capital expenditures for three month period ended September 30, 2015 was related to our new vessel that was placed into service in November 2015.
Vessel Acquisition and Retirement
On March 11, 2014, Lower Lakes (17) acquired the Lalandia swan from Uni-Tankers M/T ("Lalandia Swan") for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. The vessel was placed in service in November 2015.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016.
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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the second quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
The following risk factor should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (our “Annual Report”), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Our common stock could be delisted from NASDAQ.

On September 20, 2016, we were notified by NASDAQ that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance. If at any time before the expiration of such 180-day period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance. If we do not regain compliance prior to the expiration of such 180 day period, an additional 180 days may be granted to regain compliance so long as we meet the NASDAQ Capital Market initial listing criteria (except for the bid price requirement).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6.	Exhibits.

 (a) Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of Rand Logistics, Inc., filed with the Secretary of
State of the State of Delaware on September 8, 2016 (incorporated by reference to the Registrant's Current
Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2016 (SEC File No.
001-33345)).

3.2
Third Amended and Restated Bylaws of Rand Logistics, Inc. (incorporated by reference to the Registrant's
Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2016 (SEC
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

RAND LOGISTICS, INC.

Date:	November 9, 2016	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2016	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

3.1
Second Amended and Restated Certificate of Incorporation of Rand Logistics, Inc., filed with the Secretary of
State of the State of Delaware on September 8, 2016 (incorporated by reference to the Registrant's Current
Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2016 (SEC File No.
001-33345)).

3.2
Third Amended and Restated Bylaws of Rand Logistics, Inc. (incorporated by reference to the Registrant's
Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2016 (SEC
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