Form 10-Q
period 2016-12-31
Rand Logistics, Inc.
filed 2017-02-14
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016
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

18,624,431 shares of Common Stock, par value $.0001, were outstanding as of February 13, 2017.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2016	March 31, 2016
ASSETS
CURRENT
Cash and cash equivalents	$312	$77
Accounts receivable, net (Note 4)	15,939	2,697
Income taxes receivable	38	47
Prepaid expenses and other current assets (Notes 5 and 8)	5,894	6,320
Total current assets	22,183	9,141
PROPERTY AND EQUIPMENT, NET (Note 7)	211,270	228,504
OTHER ASSETS (Note 8)	52	102
DEFERRED DRYDOCK COSTS, NET (Note 9)	5,774	6,660
INTANGIBLE ASSETS, NET (Note 10)	5,046	5,904
GOODWILL (Note 10)	10,193	10,193
Total assets	$254,518	$260,504
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	7,535	17,822
Accrued liabilities (Note 12)	11,253	8,144
Other current liability	99	776
Income taxes payable	14	34
Current portion of deferred payment liability	135	564
Total current liabilities	19,036	27,340
LONG-TERM DEBT (Note 13)	114,138	112,426
SUBORDINATED DEBT (Note 14)	77,907	75,317
DEFERRED INCOME TAXES (Note 6)	5,464	5,825
Total liabilities	216,545	220,908
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at December 31, 2016 and at March 31, 2016 (Note 17)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,624,431 shares at December 31, 2016 and 18,359,397 shares at March 31, 2016 (Note 17)	1	1
Additional paid-in capital	91,321	90,993
Accumulated deficit	(57,519)	(56,537)
Accumulated other comprehensive loss	(10,504)	(9,535)
Total stockholders’ equity	37,973	39,596
Total liabilities and stockholders’ equity	$254,518	$260,504

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015
REVENUE
Freight and related revenue	$35,866	$35,928	$106,489	$118,731
Fuel and other surcharges	1,930	1,617	4,364	11,144
Outside voyage charter revenue (Note 18)	—	8,217	—	12,647
TOTAL REVENUE	37,796	45,762	110,853	142,522
EXPENSES
Outside voyage charter fees (Note 18)	—	8,250	—	12,743
Vessel operating expenses	22,225	24,370	63,095	80,956
Repairs and maintenance	27	220	1,112	1,117
General and administrative	3,797	3,811	11,527	10,210
Depreciation	5,185	4,782	15,686	14,092
Amortization of drydock costs	746	877	2,353	2,644
Amortization of intangibles	247	268	752	824
(Gain) loss on foreign exchange, net	357	92	(1,306)	397
Restructuring charges (Note 20)	—	—	2,375	—
Impairment charges on retired asset (Note 7)	—	—	1,872	—
TOTAL EXPENSES	32,584	42,670	97,466	122,983
OPERATING INCOME	5,212	3,092	13,387	19,539
OTHER INCOME AND EXPENSES
Interest expense (Note 19)	5,449	3,079	13,345	9,060
Interest and other income	(15)	(2)	(19)	(6)
	5,434	3,077	13,326	9,054
(LOSS) INCOME BEFORE INCOME TAXES	(222)	15	61	10,485
(RECOVERY) PROVISION FOR INCOME TAXES (Note 6)
Deferred	(33)	3,862	(164)	(466)
	(33)	3,862	(164)	(466)
NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(189)	(3,847)	225	10,951
PREFERRED STOCK DIVIDENDS	426	351	1,207	1,000
NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(615)	$(4,198)	$(982)	$9,951
Net (loss) income per share basic (Note 23)	$(0.03)	$(0.23)	$(0.05)	$0.55
Net (loss) income per share diluted (Note 23)	(0.03)	(0.23)	(0.05)	0.54
Weighted average shares basic	18,445,350	18,091,973	18,381,880	17,984,502
Weighted average shares diluted	18,445,350	18,091,973	18,381,880	20,396,276

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(189)	(3,847)	225	10,951
Other comprehensive loss:
Change in foreign currency translation adjustment	(942)	(1,648)	(969)	(3,276)
COMPREHENSIVE (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDENDS	(1,131)	(5,495)	(744)	7,675

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net loss	—	—	—	—	—	(4,232)	—	(4,232)
Preferred stock dividends	—	—	—	—	—	(1,333)	—	(1,333)
Restricted stock issued (Note 17)	—	—	13,801	—	25	—	—	25
Unrestricted stock issued (Note 17)	—	—	264,814	—	524	—	—	524
Restricted stock units granted	—	—	8,905	—	57	—	—	57
Preferred stock conversion to common stock	(4,520)	(226)	36,450		226	—	—	—
Stock options issued	—	—	—	—	31	—	—	31
Translation adjustment	—	—	—	—	—	—	(1,723)	(1,723)
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(2,582)	—	(2,582)
Preferred stock dividends	—	—	—	—	—	(386)	—	(386)
Restricted stock issued (Note 17)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 17)	—	—	44,396	—	48	—	—	48
Restricted stock units granted	—	—	—	—	15	—	—	15
Stock options issued	—	—	—	—	12	—	—	12
Translation adjustment	—	—	—	—	—	—	148	148
Balances, June 30, 2016	295,480	$14,674	18,507,094	$1	$91,164	$(59,505)	$(9,387)	$36,947
Net income	—	—	—	—	—	2,996	—	2,996
Preferred stock dividends	—	—	—	—	—	(395)	—	(395)
Unrestricted stock issued (Note 17)	—	—	62,092	—	47	—	—	47
Restricted stock units granted	—	—	—	—	15	—	—	15
Stock options issued (Note 17)	—	—	—	—	7	—	—	7
Translation adjustment	—	—	—	—	—	—	(175)	(175)
Balances, September 30, 2016	295,480	$14,674	18,569,186	$1	$91,233	$(56,904)	$(9,562)	$39,442
Net loss	—	—	—	—	—	(189)	—	(189)
Preferred stock dividends	—	—	—	—	—	(426)	—	(426)
Unrestricted stock issued (Note 17)	—	—	55,245	—	48	—	—	48
Restricted stock units granted	—	—	—	—	15	—	—	15
Stock options issued (Note 17)	—	—	—	—	25	—	—	25
Translation adjustment	—	—	—	—	—	—	(942)	(942)
Balances, December 31, 2016	295,480	$14,674	18,624,431	$1	$91,321	$(57,519)	$(10,504)	$37,973

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended December 31, 2016	Nine months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225	$10,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of drydock costs	18,039	16,736
Amortization of intangibles and deferred financing costs	3,412	1,782
Deferred income taxes	(164)	(466)
Non-cash interest	608	—
Impairment charges on retired asset	1,872	—
Equity compensation granted	328	551
Unrealized foreign exchange loss	1,327	3,183
Restructuring charges	2,375	—
Deferred drydock costs paid	(3,063)	(1,909)
Changes in operating assets and liabilities:
Accounts receivable	(13,242)	(10,718)
Prepaid expenses and other current assets	426	774
Accounts payable and accrued liabilities	(3,154)	4,988
Other assets and liabilities, net	(627)	419
Income taxes payable, net	(11)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,351	26,291
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,135)	(40,808)
NET CASH USED IN INVESTING ACTIVITIES	(10,135)	(40,808)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(429)	(398)
Proceeds from long-term debt	35,084	35,486
Second lien capitalized fee	960	—
Long-term debt repayment	(32,190)	(21,100)
Debt financing cost	(1,233)	(530)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,192	13,458
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(173)	114
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235	(945)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	77	3,298
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$312	$2,353
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$9,960	$7,632
Unpaid purchases of property and equipment	$786	$1,213
Unpaid purchases of deferred drydock costs	$119	$29
Payment of income taxes	$—	$1

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

 Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes Towing"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), each of which is a wholly-owned subsidiary of Lower Lakes Towing. As of November 17, 2016, Lower Lakes (17) was amalgamated with and into Lower Lakes Towing with Lower Lakes Towing continuing as the surviving entity.

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

Accounts receivable

The majority of the Company’s accounts receivable are amounts due from customers and other accounts receivable, including insurance and harmonized sales tax refunds.  The majority of accounts receivable are due within 30 to 60 days and are stated as amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.

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

The Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers by the Company.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statements of operations, are recognized as incurred and therefore are recognized ratably over the voyage.

The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statements of operations.

In addition, all revenues are presented on a gross basis.

Vessel acquisitions

Vessel acquisitions are stated at cost, which consists of the purchase price and any material incremental expenditures incurred upon acquisition, such as initial repairs, improvements, delivery expenses and other expenditures to prepare the vessel for its initial voyage. Subsequent expenditures for conversions and major improvements are also capitalized when they appreciably extend the life, increase the earnings capacity or improve the efficiency or safety of the vessels. Significant financing costs incurred during the construction period of the vessels are also capitalized and included in the vessels' cost.

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

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. On adoption of ASU 2015-03 for the first quarter of the 2017 fiscal year ending March 31, 2017 (as discussed in Note 3), this cost is classified as an offset against our long-term debt and subordinated debt.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that the smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges were recorded to write off the carrying value of the vessel. Other than this vessel, there were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three and nine month period ended December 31, 2016, and there are no other assets held for sale except as discussed above as of December 31, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2016, the Company conducted the qualitative assessment and determined that it is more likely than not that the fair values of its two reporting units were greater than their carrying amounts and the remaining two-step impairment testing was therefore not necessary. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value and as a result, an interim impairment test has not been required during the nine month period ended December 31, 2016.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally sixty (60) months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification process.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are conducted in January, February, and March of each year when the vessels are not engaged in affreightment activities.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the remaining useful life of the upgrade or asset repaired.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740 “Income Taxes,” which requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recognized, if necessary, to measure tax benefits to the extent that, based on available evidence, it is more likely than not that they will be realized. Income tax expense (or benefit) for an interim period is based on income taxes computed for ordinary income or loss and income taxes computed for items or events that are not part of ordinary income or loss. At the end of each interim period, the Company applies an estimate of the effective tax rate expected to be applicable for the full fiscal year to the year-to-date ordinary income (or loss) at the end of the interim period.

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

Jurisdiction	Open Tax Years (Fiscal Years)
Federal (U.S.A)	2014 – 2017
Various states	2013 – 2017
Federal (Canada)	2012 – 2017
Ontario	2012 – 2017

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

Stock-based compensation

The Company recognizes compensation expense for all newly granted awards and awards modified, repurchased or cancelled based on fair value at the date of grant or the date of modification, if applicable.

Financial instruments

The Company accounts for its foreign currency hedge contracts on its subordinated debt utilizing ASC 815 “Derivatives and Hedging” ("ASC 815"). All changes in the fair value of any foreign currency hedge contracts are recorded in earnings and the fair value of settlement costs to terminate any foreign currency hedge contracts are included in current assets or current liabilities on the consolidated balance sheets.

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

The disclosure requirements of ASC 815 and 820 related to the Company’s financial assets and liabilities are presented in Note 22.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	RECENTLY ISSUED PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In addition, in March 2016, the FASB issued ASU No. 2016-08 (Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 (Topic 606) Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 (Topic 606) Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation as well as to include some practical expedients and policy elections. There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the effect, if any, that adopting these new accounting standards will have on the Company's consolidated financial statements and related disclosures.
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
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-03 for the first quarter of the 2017 fiscal year and has been applied retrospectively to each period presented. As a result of the adoption of this pronouncement, our unamortized deferred financing costs at March 31, 2016 of $4,903 were reclassified from intangible assets to an offset against our long-term debt and subordinated debt. The effect of the adoption did not result in a change to equity or net income (See Notes 10, 13 and 14).
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
Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  ASU 2016-16 provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer.  This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred from the time of transfer to a future period.  The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption at the beginning of an annual period is permitted. The Company is currently assessing the potential impact that ASU 2016-16 will have on the financial statements and disclosures.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Business Combinations (Topic 805)
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which adds guidance to assisting companies evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses, and provides for a screen to determine when a transaction should be accounted for as the acquisition or disposal of assets and not of a business, potentially reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
Intangibles - Goodwill and Other (Topic 350)
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). ("ASU 2017-04")  ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $112 as of December 31, 2016 and $116 as of March 31, 2016. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2016	March 31, 2016
Prepaid insurance	$293	$1,012
Fuel and lubricant inventories	4,292	3,872
Deposits and other prepaids	1,309	1,436
	$5,894	$6,320

6.	INCOME TAXES

The Company's effective tax rate for the nine month period ended December 31, 2016 was a deferred tax benefit of 268.9% compared to a deferred tax benefit of 4.4% for the nine month period ended December 31, 2015. The change in effective tax rate was primarily due to changes in permanent differences and discrete items compared to the prior year comparative period.

For state tax purposes, the Company is in an overall net deferred tax asset position before the consideration of the valuation allowance at December 31, 2016. In certain separate state jurisdictions, a small net deferred tax liability exists before consideration of the valuation allowance. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carryforwards. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of December 31, 2016.

The effective tax rate for the nine month period ended December 31, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax positions as of December 31, 2016 and December 31, 2015. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the nine month periods ended December 31, 2016 and December 31, 2015.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	December 31, 2016	March 31, 2016
Cost
Vessels	$314,792	$319,689
Leasehold improvements	103	88
Furniture and equipment	586	588
Vehicles	15	16
Computer, communication equipment and purchased software	3,319	3,185
	$318,815	$323,566
Accumulated depreciation
Vessels	$104,738	$92,482
Leasehold improvements	65	58
Furniture and equipment	389	351
Vehicles	13	13
Computer, communication equipment and purchased software	2,340	2,158
	$107,545	$95,062
Total Cost less Depreciation	$211,270	$228,504

Property and equipment as of December 31, 2016 includes capitalized interest additions during the three and nine month periods ended December 31, 2016 of $Nil ($1,161 for the fiscal year ended March 31, 2016).

As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long-term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel as of June 30, 2016. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges of $1,872 including write-off of unamortized drydock costs were recorded during the three month period ended June 30, 2016. The vessel did not sail during the nine month period ended December 31, 2016. The operating loss of the vessel, included in the Consolidated Statement of Operations for the three and nine months period ended December 31, 2016 was $Nil for both periods versus operating income of $302 for the three month period ended December 31, 2015 and operating loss of $32 for the nine month period ended December 31, 2015.

8.	OTHER ASSETS

Other assets classified as non-current include certain customer contract related expenditures, which are amortized over a five-year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	December 31, 2016	March 31, 2016
Customer contract costs	$72	$287
Prepaid expenses and other assets	5,874	6,135
Total	$5,946	$6,422

Current portion (Note 5)	5,894	6,320

Other long-term assets	$52	$102

9.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	December 31, 2016	March 31, 2016
Drydock expenditures	$15,580	$17,930
Accumulated amortization	(9,806)	(11,270)
	$5,774	$6,660

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	2,828
Amortization of drydock costs	(3,507)
Foreign currency translation adjustment	(251)
Balance as of March 31, 2016	6,660
Drydock costs accrued and incurred	1,801
Amortization of drydock costs	(2,353)
Unamortized dry-dock cost write-off of a retired vessel	(138)
Foreign currency translation adjustment	(196)
Balance as of December 31, 2016	$5,774

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	December 31, 2016	March 31, 2016
Intangible assets:
Customer relationships and contracts	$14,792	$15,122
Total identifiable intangibles	14,792	15,122
Accumulated amortization:
Customer relationships and contracts	9,746	9,218
Total accumulated amortization	9,746	9,218
Net intangible assets	$5,046	$5,904
Goodwill	$10,193	$10,193

As a result of the adoption of ASU 2015-03 "Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (as discussed in Note 3), deferred financing costs at March 31, 2016 were reclassified from intangible assets to an offset against long-term debt and subordinated debt.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

December 31, 2017	$986
December 31, 2018	986
December 31, 2019	986
December 31, 2020	986
December 31, 2021	448
$4,392

11.	VESSEL ACQUISITION

On March 11, 2014, Lower Lakes Towing entered into and consummated the transactions contemplated by a Memorandum of Agreement with Uni-Tankers M/T “Lalandia Swan” ApS, pursuant to which Lower Lakes Towing purchased the Lalandia Swan for a purchase price of $7,000. Lower Lakes Towing subsequently transferred the title of such vessel to Lower Lakes (17). This acquisition was funded with borrowings under the subordinated debt described in Note 14. The vessel was converted to a self-unloading vessel. The Lalandia Swan was renamed the M.V. Manitoulin. The vessel was placed into service in November 2015. Lower Lakes (17) was amalgamated with and into Lower Lakes Towing on November 7, 2016 with Lower Lakes Towing continuing as the surviving entity.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

12.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2016	March 31, 2016
Deferred financing and other transaction costs	$14	$4
Payroll compensation and benefits	1,421	786
Preferred stock dividends	3,127	1,920
Professional fees	256	488
Interest	2,428	2,305
Winter work, deferred drydock expenditures and capital expenditures	14	834
Capital and franchise taxes	43	12
Restructuring charges (Note 20)	1,025	—
Other	2,925	1,795
	$11,253	$8,144

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	LONG-TERM DEBT

		December 31, 2016	March 31, 2016
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	43,569	43,120

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	72,200	71,400
		$115,769	$114,520
	Less unamortized debt issuance costs	(1,631)	(2,094)
		114,138	112,426
	Less amounts due within 12 months	—	—
		$114,138	$112,426

The effective interest rates at December 31, 2016 were 3.65% (3.60% at March 31, 2016) on the Canadian Revolving Facility (defined below) and 3.70% (3.37% at March 31, 2016) on the U.S. Revolving Facility (defined below).

On March 27, 2015, the Company and certain of its subsidiaries entered into a Credit Agreement ( as amended from time to time, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Ship Repair is a guarantor of all Canadian obligations under the First Lien Credit Agreement and is an indirect wholly-owned subsidiary of the Company (the “Canadian Guarantor”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of December 31, 2016.

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

As of December 31, 2016, the Company was in compliance with covenants set forth in the First Lien Credit Agreement as amended.

As of December 31, 2016, the Company had credit availability of USD $53,811 under the Credit Facilities based on eligible receivables and vessel collateral value.

14.    SUBORDINATED DEBT

		December 31, 2016	March 31, 2016
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$40,625	$39,826

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	39,069	38,300
		79,694	78,126
	Less unamortized debt issuance costs	(1,787)	(2,809)
		77,907	75,317
	Less amounts due within 12 months	—	—
		$77,907	$75,317

The effective interest rates at December 31, 2016 were 13.75% (10.75% at March 31, 2016) on each of the Second Lien CDN Term Loan (defined below) and the Second Lien U.S. Term Loan (defined below), including 3% pay-in-kind ("PIK") interest for the three month period ended December 31, 2016, related to Fourth Amendment and Waiver To Term Loan Credit Agreement as discussed below.

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

As of December 31, 2016, the Company was in compliance with the covenants set forth in the Second Lien Credit Agreement as amended.

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

The Company did not have any leases which met the criteria of a capital lease as of December 31, 2016. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015

Operating leases	$156	$141	$448	$410
Operating sublease	—	41	—	124
	$156	$182	$448	$534

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

December 31, 2017	$601
December 31, 2018	555
December 31, 2019	450
December 31, 2020	330
December 31, 2021	159
Thereafter	—
$2,095

As of December 31, 2016, the Company had signed contractual commitments with several suppliers totaling $1,538 ($1,526 as of March 31, 2016) in connection with capital expenditures and drydock projects due in less than one year.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claims incidental to the business principally involving commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2016, an accrual of $256 ($247 as of March 31, 2016) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims, however the Company cannot assure that such reserves will be sufficient to cover all costs incurred, or that insurance will be available or sufficient, or that any defenses will be successful.

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

The accrued preferred stock dividends payable at December 31, 2016 were $3,127 and at March 31, 2016 were $1,920. As of December 31, 2016 the effective dividend rate of the preferred stock was 9.75%. As of March 31, 2016, the effective dividend rate of the preferred stock was 8.75%.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At December 31, 2016, a total of 24,018 shares (267,758 shares at March 31, 2016) were available under the LTIP for future awards.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	—	40	7	91
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	16	129	81	263
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	1	1	2	1
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	3	1	6	1
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	8	—	21	—
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

17.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through December 31, 2016 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the three month period ended June 30, 2016, the Company awarded 44,396 shares for services provided from April 1, 2016 through June 30, 2016. For the three month period ended September 30, 2016, the Company awarded 62,092 shares for services rendered from July 1, 2016 through September 30, 2016. For the three month period ended December 31, 2016, the Company awarded 55,245 shares for services rendered from October 1, 2016 to December 31, 2016. Grant date fair market value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2016 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant and 0.80% to 1.60% for the fiscal 2016 grant. Expected volatility was 39.49% for the fiscal 2009 grant and 33.5% to 37.2%. for the fiscal 2016 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of December 31, 2016. During the twelve months ended March 31, 2016, 306,766 options expired. During the nine month period ended December 31, 2016, 136,267 options expired. Options outstanding (341,752) at December 31, 2016 had a remaining weighted average contractual life of approximately four years and two months.

The Company recorded compensation expenses related to such stock options of $25 for the three month period ended December 31, 2016 and $44 for the nine month period ended December 31, 2016 and $Nil for the three and nine month periods ended December 31, 2015. None of the outstanding stock options were in-the-money as of December 31, 2016 or March 31 2016.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31st of each year, beginning on March 31, 2015. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $15 for the three month periods ended December 31, 2016 and December 31, 2015 and $45 for the nine month periods ended December 31, 2016 and December 31, 2015. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested.

18.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

19.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015
Amortization of deferred financing costs	1,434	318	2,660	958
Long-term debt-senior	1,212	994	3,596	3,008
Long-term debt-subordinated	2,800	2,162	7,070	6,163
Interest rate caps	—	1	—	6
Deferred payment liability	3	15	19	51
Other interest	—	35	—	35
Interest capitalized	—	(446)	—	(1,161)
	$5,449	$3,079	$13,345	$9,060

20.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company has recorded expenses of $2,375 during the three month period ended June 30, 2016 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations." The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. The following table summarizes activities in the restructuring costs accrual balance during the periods:

	December 31, 2016	March 31, 2016
Restructuring costs accrual	2,375	—
Restructuring costs paid	(1,350)	—
Restructuring costs accrual balance	1,025	—

The restructuring costs accrual balance is included in accrued liabilities.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	SEGMENT INFORMATION

The Company has identified one reportable operating segment under ASC 280 “Segment Reporting.”

Information about geographic operations is as follows:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015

Revenue by country:
Canada	$22,896	$28,955	$65,191	$82,221
United States	14,900	16,807	45,662	60,301
	$37,796	$45,762	$110,853	$142,522

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2016	March 31, 2016
Property and equipment, net by country:
Canada	$105,443	$116,719
United States	105,827	111,785
	$211,270	$228,504
Intangible assets, net by country:
Canada	$3,044	$3,652
United States	2,002	2,252
	$5,046	$5,904
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$133,934	$141,019
United States	120,584	119,485
	$254,518	$260,504

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of December 31, 2016 and March 31, 2016:

	Fair value measurements at			Fair value measurements at
	December 31, 2016			March 31, 2016
	Carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$(199)	$—	$(199)	$(268)	$—	$(268)

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month period ended December 31, 2016.

The Company recorded a payable of $199 as of December 31, 2016 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the three month period ended December 31, 2016, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $584 (gain of $1,371 for the three month period ended December 31, 2015) and a gain of $2,634 for the nine month period ended December 31, 2016 (gain of $2,855 for the nine month period ended December 31, 2015). These gains are included in the Company’s earnings, and the fair value of settlement costs to terminate the contract is included in current liabilities on the Company's consolidated balance sheets.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.    FINANCIAL INSTRUMENTS (continued)

 The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at December 31, 2016	Fair Value as at March 31, 2016
Foreign currency hedge contracts	Accrued liabilities	$(199)	$(268)

The Company has not designated these contracts as hedging instruments. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (Gain) Recognized in earnings	Three month period ended December 31, 2016	Three month period ended December 31, 2015	Nine month period ended December 31, 2016	Nine month period ended December 31, 2015
Foreign currency hedge contracts	(Gain) on foreign exchange	$(584)	$(1,371)	$(2,634)	$(2,855)

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

The Company had a total of 18,624,431 shares of common stock issued and outstanding as of December 31, 2016, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,828,253 and 20,503,747 shares for the three month periods ended December 31, 2016 and 2015 respectively and 20,764,783 and 20,396,276 shares for the nine month periods ended December 31, 2016 and 2015, respectively. The calculations for the three and nine month periods ended December 31, 2016 are anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,445,350 and 18,381,880, respectively. The convertible preferred shares outstanding as of December 31, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015
Numerator:
Net income (loss) before preferred dividends	$(189)	$(3,847)	$225	$10,951
Preferred stock dividends	(426)	(351)	(1,207)	(1,000)
Net (loss) income applicable to common stockholders	$(615)	$(4,198)	$(982)	$9,951
Denominator:
Weighted average common shares for basic EPS	18,445,350	18,091,973	18,381,880	17,984,502
Effect of dilutive securities:
Average price during period	0.85	2.07	0.93	2.71
Long term incentive stock option plan	226,752	476,451	278,286	478,674
Average exercise price of stock options	2.97	5.66	2.97	5.66
Shares that could be acquired with the proceeds of options	—	—	—	—
Dilutive shares due to options	—	—	—	—
Restricted Stock Units (RSU)-unvested	10,586	19,491	10,586	19,491
Average grant date fair value of unvested RSU	5.99	5.99	5.99	5.99
Shares that could be acquired with the proceeds of RSU	—	—	—	—
Dilutive shares due to RSU	—	—	—	—
Incremental shares due to unvested restricted shares	—	—	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,411,774	2,382,903	2,411,774
Weighted average common shares for diluted EPS	18,445,350	18,091,973	18,381,880	20,396,276
Basic EPS	$(0.03)	$(0.23)	$(0.05)	$0.55
Diluted EPS	$(0.03)	$(0.23)	$(0.05)	$0.54

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016. The use of the term "GAAP" herein refers to Generally Accepted Accounting Principles in the United States of America. All dollar amounts are presented in millions except share, per share and per day amounts.

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

 Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only made as of the date of the filing of this report, and, we undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We urge you to review our periodic filings with the Securities and Exchange Commission (the “SEC”) for any updates to our forward-looking statements.
We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our listed risks under "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the SEC on June 16, 2016 and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2016 may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict these new risks, nor can we assess the impact, if any, of the new risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur in a timely manner, or at all.

Overview
Business
Rand was incorporated in the State of Delaware in 2004 as a blank check company. In 2006, we acquired all of the outstanding shares of capital stock of Lower Lakes Towing Ltd. ("Lower Lakes Towing") with its subsidiary Lower Lakes Transportation Company ("Lower Lakes Transportation") and its affiliate, Grand River Navigation Company, Inc. ("Grand River"). Subsequent to our acquisition of Lower Lakes Towing, Lower Lakes Transportation and Grand River, we acquired eleven additional vessels and retired four vessels.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to Rand, we, us and the Company include Rand and its direct and indirect subsidiaries, and references to the business of Lower Lakes mean the combined business of Lower Lakes Towing, Lower Lakes Transportation, Grand River and Black Creek Shipping Company, Inc. ("Black Creek").
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes (17) owned the Manitoulin, a vessel placed in service in November 2015. Lower Lakes (17) was amalgamated with and into Lower Lakes Towing on November 7, 2016 with Lower Lakes Towing continuing as the surviving entity.
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

Vessel Acquisitions and Retirement

On March 11, 2014, Lower Lakes (17) acquired the Lalandia Swan from Uni-Tankers M/T ("Lalandia Swan") for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. The vessel was placed in service in November 2015. Lower Lakes (17) was amalgamated with and into Lower Lakes Towing on November 7, 2016 with Lower Lakes Towing continuing as the surviving entity.
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

Results of Operations for the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015
Selected Financial and Operating Information

(USD in 000's)	December 31, 2016	December 31, 2015	$ Change	% Change
Revenue:
Freight and related revenue	$35,866	$35,928	$(62)	(0.2)%
Fuel and other surcharges	1,930	1,617	313	19.4%
Outside voyage charter revenue	—	8,217	(8,217)	(100.0)%
Total	$37,796	$45,762	$(7,966)	(17.4)%
Expenses:
Outside voyage charter fees	—	8,250	(8,250)	(100.0)%
Vessel operating expenses	22,225	24,370	(2,145)	(8.8)%
Repairs and maintenance	27	220	(193)	(87.7)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and one-time equity based severance costs.	$11,747	$9,654	$2,093	21.7%
OPERATING INCOME	$5,212	$3,092	$2,120	68.6%

Sailing Days:	1,281	1,292	(11)	(0.9)%
Number of vessels operated:	14	16	(2)	(12.5)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$27,998	$27,808	$190	0.7%
Fuel and other surcharges	$1,507	$1,252	$255	20.4%

Expenses per Sailing Day:
Vessel operating expenses	$17,350	$18,862	$(1,512)	(8.0)%
Repairs and maintenance	$21	$170	$(149)	(87.6)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and one-time equity based severance costs during the three month periods ended December 30, 2016 and 2015 (USD in 000's):

	Three months ended December 31, 2016	Three months ended December 31, 2015
Operating Income	$5,212	$3,092
Depreciation	5,185	4,782
Amortization of drydock costs	746	877
Amortization of intangibles	247	268
Loss on foreign exchange	357	92
Equity-based severance costs	—	543
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and one-time equity based severance costs.	$11,747	$9,654

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended December 31, 2015	1,292	$35,928	$1,617	$8,217	$45,762	$8,250	$24,370	$220	$3,811	$9,111
Changes in three month period ended December 31, 2016:
Change attributable to Canadian dollar exchange rate		(8)	2	—	(6)	—	3	2	1	(12)
Net change on a constant currency basis	(11)	(54)	311	—	257	—	(2,148)	(195)	(15)	2,615
Changes in outside voyage charter revenue and fees on a constant currency basis	—	—	—	(8,217)	(8,217)	(8,250)	—	—	—	33
Total Change	(11)	$(62)	$313	$(8,217)	$(7,966)	(8,250)	$(2,145)	(193)	(14)	2,636
Three month period ended December 31, 2016	1,281	$35,866	$1,930	$—	$37,796	$—	$22,225	$27	$3,797	$11,747
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) loss on foreign exchange.
Total revenue during the three month period ended December 31, 2016 was $37.8 million, a decrease of 17.4%, compared to $45.8 million during the three month period ended December 31, 2015. All but $0.3 million of the decrease was attributable to the elimination of outside voyage charter revenue as the Company met all of its customers' needs with the Company operated vessels. Outside vessel charter revenue relates to the contracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels. The Company did not require incremental capacity to supplement its operated vessels in the quarter ended December 31, 2016 because its customer who required such capacity in the same quarter of the prior year returned to its more traditional trade pattern. The decreases were partially offset by contractual price increases, an increase in fuel and other surcharge revenue and higher carrying capacity due to higher water levels. On a constant currency basis, our total revenue decreased 17.4%, or $8.0 million, during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015.
Freight and other related revenue generated from Company-operated vessels remained flat at $35.9 million during the three month period ended December 31, 2016 and December 31, 2015. The revenue benefit of operating our newest vessel for the entire quarter was offset by operating two less vessels and 11 fewer sailing days during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015. On a constant currency basis, out freight and other related revenue decreased 0.2% or $54 thousand, during the three month period ended December 31, 2016 compared to the three month period ended ended December 31, 2015.
According to the Lake Carriers' Association, during the three month period ended December 31, 2016, U.S.-flagged vessels on the Great Lakes experienced a 3.1% decrease in overall customer shipments for the commodities that we carry compared to the 2015 sailing season. During the same time period, U.S.-flagged vessels experienced a 33.7% decrease of coal tonnage carried and a 12.8% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.

Total tons hauled by the Company during the three month period ended December 31, 2016 decreased by 8.5% compared to the three month period ended December 31, 2015, which included tons carried on outside vessel charter equipment. Our tonnage carried on vessels that we operated during the three month period ended December 31, 2016 increased 6.0% compared to the three month period ended December 31, 2015, when excluding tonnage carried on outside vessel charter equipment.  During the three month period ended December 31, 2016 our tonnage in construction aggregates decreased 8.3% compared to the three month period ended December 31, 2015. Our coal tonnage decreased 9.3% compared to the three month period ended December 31, 2015 due to delivery timing differences. Salt tonnage decreased by 15.2% due to below average precipitation in the Great Lakes region during the past winter. Total iron ore tons carried increased by 119.5% during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015, due to one of our customers returning to its more traditional trade pattern and the addition of several pieces of new business from our existing customers.

We operated fourteen vessels (the “Operated Vessels”) during the three month period ended December 31, 2016, compared to operating fifteen vessels during the three month period ended December 31, 2015 (excluding the M.V. Manitoulin which was placed into service on November 22, 2015). We operated a total of 1,281 Sailing Days in the three month period ended December 31, 2016, compared to 1,292 Sailing Days in the prior year. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 92 Sailing Days in the third fiscal quarter, assuming average weather conditions, and no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 91.5 Sailing Days during the three month period ended December 31, 2016, compared to an average of 84 Sailing Days during the three month period ended December 31, 2015. The higher utilization of our Operated Vessels resulted from relatively strong demand for the commodities that we transport, particularly iron ore and grain. Our Operated Vessels operated for 99.5% of the theoretical maximum Sailing Days for the three month period ended December 31, 2016, compared to 90.8% of the theoretical maximum Sailing Days for the three month period ended December 31, 2015.

We also measure "Delay Days", which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 134 Delay Days during the three month period ended December 31, 2016 compared to 156 Delay Days during the three month period ended December 31, 2015. The 22-day decline was primarily attributable to a decrease in weather delays offset in part by a modest increase in vessel and traffic delays. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 10.4% during the three month period ended December 31, 2016 compared to 12.0% during the three month period ended December 31, 2015.

Freight and related revenue per Sailing Day increased $190, or 0.7%, to $27,998 per Sailing Day during the three month period ended December 31, 2016 compared to $27,808 per Sailing Day during the three month period ended December 31, 2015. This revenue increase was primarily due to a change in the mix of cargos carried and a decrease in the number of Delay Days partially offset by a weaker Canadian dollar. On a constant currency basis, freight and related revenue per Sailing Day decreased 0.7% or $195 per Sailing Day during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015.
We had no outside voyage charter revenue in the three month period ended December 31, 2016 compared to $8.2 million during the three month period ended December 31, 2015. We have transferred tonnage carried on outside vessel charters during the 2015 sailing season to the capacity added by our newest vessel, which was placed into service in November 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges increased $0.3 million, or 19.4%, to $1.9 million during the three month period ended December 31, 2016 compared to $1.6 million during the three month period ended December 31, 2015. Fuel and other surcharges per Sailing Day increased by $255, or 20.4%, to $1,507 per Sailing Day during the three month period ended December 31, 2016 compared to $1,252 per Sailing Day during the three month period ended December 31, 2015. These increases were primarily attributable to higher fuel prices during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015. On a constant currency basis, fuel and other surcharges increased 19.2%, or $0.3 million, during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015.
Vessel operating expenses decreased $2.1 million, or 8.8%, to $22.2 million during the three month period ended December 31, 2016 compared to $24.4 million during the three month period ended December 31, 2015. The decrease was primarily due to reduced Sailing Days, lower insurance costs and operating efficiencies as a result of cost efficiency initiatives undertaken throughout the 2016 sailing season. Vessel operating expenses per Sailing Day decreased $1,512, or 8.0%, to $17,350 per Sailing Day during the three month period ended December 31, 2016 from $18,862 per Sailing Day during the three month period ended December 31, 2015. On a constant currency basis, vessel operating expenses decreased 8.8%, or $2.1 million, during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015.

Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.2 million to $27.0 thousand during the three month period ended December 31, 2016 primarily due to costs related to two laid up vessels in the three month period ended December 31, 2015. Repairs and maintenance expenses per Sailing Day decreased $149 to $21 per Sailing Day during the three month period ended December 31, 2016 compared to $170 per Sailing Day during the three month period ended December 31, 2015. On a constant currency basis, repairs and maintenance expenses decreased $0.2 million during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015.
Our general and administrative expenses remained flat at $3.8 million during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015. Our general and administrative expenses equaled 10.6% of freight and related revenue for the three month periods ended December 31, 2016 and 2015.
Depreciation expense was $5.2 million during the three month period ended December 31, 2016 and $4.8 million for the three month period ended December 31, 2015. This increase of $0.4 million was primarily attributable to winter 2016 capital expenditures and depreciation attributable to our newest vessel.
Amortization of drydock costs was $0.7 million during the three month period ended December 31, 2016 and $0.9 million during the three month period ended December 31, 2015. The Company amortized the deferred drydock costs of eleven vessels during the three month period ended December 31, 2016 compared to thirteen vessels during the three month period ended December 31, 2015.
Loss on foreign exchange during the three month period ended December 31, 2016 was $0.4 million, as compared to a loss of $0.1 million during the three month period ended December 31, 2015. Gain or loss on foreign exchange primarily relates to a translation of $40.6 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As a result of the items described above, operating income during the three month period ended December 31, 2016 was $5.2 million compared to $3.1 million during the three month period ended December 31, 2015.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss on foreign exchange and one-time equity based severance costs increased $2 million, or 21.7%, from $9.7 million during the three month period ended December 31, 2015 to $11.7 million during the three month period ended December 31, 2016.
Interest expense, which is net of capitalized interest and includes $1.4 million of amortization of deferred financing costs, increased by $2.4 million or 77.0% to $5.4 million during the three month period ended December 31, 2016 from $3.1 million during the three month period ended December 31, 2015. This increase in interest expense was primarily attributable to accelerated amortization of non-cash deferred financing costs of $1.1 million related to second lien debt, additional paid-in-kind interest of $0.6 million related to the covenant breach as of June 30, 2016 and a higher debt balance compared to the three month period ended December 31, 2015. Cash interest expense during the three month period ended December 31, 2016 equaled $3.4 million compared to $3.2 million for the three month period ended December 31, 2015.
Our loss before income taxes was $0.2 million during the three month period ended December 31, 2016 compared to an income of $15.0 thousand during the three month period ended December 31, 2015.
Our effective tax rate was 14.9% on pre-tax loss of $0.2 million during the three month period ended December 31, 2016 compared to 25,747% on pre-tax income of $15 thousand during the three month period ended December 31, 2015. Our provision for income tax expense was a benefit of $34 thousand during the three month period ended December 31, 2016 compared to income tax expense of $3.9 million during the three month period ended December 31, 2015. The decrease in income tax expense was due to a lower consolidated tax rate during the three month period ended December 31, 2016 compared to the three month period ended December 31, 2015. The effective tax rate for the three month period ended December 31, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses.

Our net loss before preferred stock dividends was $0.2 million during the three month period ended December 31, 2016 compared to a net loss of $3.8 million during the three month period ended December 31, 2015.
We accrued $0.4 million for dividends on our preferred stock during the three month periods ended December 31, 2016 and December 31, 2015. The slight increase is attributable to a 1% increase in the effective rate of preferred dividends offset by the conversion of a small number of preferred shares to common shares during March 2016.
Our loss applicable to common stockholders was income of $0.6 million during the three month period ended December 31, 2016 compared to a loss of $4.2 million during the three month period ended December 31, 2015.
The Canadian dollar (CDN) strengthened by 0.1% compared to the U.S. dollar (USD) during the three month period ended December 31, 2016 as compared to the three month period ended December 31, 2015, averaging approximately $0.750 USD per CDN during the three month period ended December 31, 2016 compared to approximately $0.749 USD per CDN during the three month period ended December 31, 2015. The Company's balance sheet translation rate increased from $0.722 USD per CDN at December 31, 2015 to $0.745 USD per CDN at December 31, 2016.
During the three month period ended December 31, 2016, the Company operated an average of five vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015
Selected Financial and Operating Information

(USD in 000's)	Nine months ended December 31, 2016	Nine months ended December 31, 2015	$ Change	% Change
Revenue:
Freight and related revenue	$106,489	$118,731	$(12,242)	(10.3)%
Fuel and other surcharges	4,364	11,144	(6,780)	(60.8)%
Outside voyage charter revenue	—	12,647	(12,647)	(100)%
Total	$110,853	$142,522	$(31,669)	(22.2)%
Expenses:
Outside voyage charter fees	—	12,743	(12,743)	(100)%
Vessel operating expenses	63,095	80,956	(17,861)	(22.1)%
Repairs and maintenance	1,112	1,117	(5)	(0.4)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges and impairment charges on retired asset.	$35,119	$38,054	$(2,935)	(7.7)%
OPERATING INCOME	$13,387	$19,539	$(6,152)	(31.5)%

Sailing Days:	3,435	3,798	(363)	(9.6)%
Number of vessels operated:	14	16	(2)	(12.5)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,001	$31,261	$(260)	(0.8)%
Fuel and other surcharges	$1,270	$2,934	$(1,664)	(56.7)%

Expenses per Sailing Day:
Vessel operating expenses	$18,368	$21,315	$(2,947)	(13.8)%
Repairs and maintenance	$324	$294	$30	10.2%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges and impairment charges on retired asset during the nine month periods ended December 31, 2016 and 2015 (USD in 000's):

	Nine months ended December 31, 2016	Nine months ended December 31, 2015
Operating Income	$13,387	$19,539
Depreciation	15,686	14,092
Amortization of drydock costs	2,353	2,644
Amortization of intangibles	752	824
(Gain) Loss on foreign exchange	(1,306)	397
One-time equity based severance costs	—	558
Restructuring charges	2,375	—
Impairment charges on retired assets	1,872	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges and impairment charges on retired asset.	$35,119	$38,054

The following table summarizes the changes in the components of our revenue and certain expenses during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Nine months ended December 31, 2015	3,798	$118,731	$11,144	$12,647	$142,522	$12,743	$80,956	$1,117	$10,210	$37,496
Changes in the nine month period ended December 31, 2016:
Change attributable to Canadian dollar exchange rate		(843)	(48)		(891)		(505)	(24)	(59)	(303)
Net change on a constant currency basis	(363)	(11,399)	(6,732)	—	(18,131)	—	(17,356)	19	1,376	(2,170)
Changes in outside voyage charter revenue and fees on a constant currency basis				(12,647)	(12,647)	(12,743)	—			96
Total Change	(363)	$(12,242)	$(6,780)	$(12,647)	$(31,669)	$(12,743)	$(17,861)	(5)	1,317	(2,377)
Nine months ended December 31, 2016	3,435	$106,489	$4,364	$—	$110,853	$—	$63,095	$1,112	$11,527	$35,119
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges and impairment charges on retired asset.

Total revenue during the nine month ended December 31, 2016 was $110.9 million, a decrease of 22.2%, compared to $142.5 million during the nine month period ended December 31, 2015. Approximately $12.6 million of the decrease was attributable to the elimination of outside voyage charter revenue as the Company met all of its customers needs with Company operated vessels. Approximately $6.8 million of the decrease was related to a reduction in fuel and other surcharges. In addition, Sailing Days (which we define as days a vessel is crewed and available for sailing) decreased by 363 days during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The decrease in Sailing Days was the result of the Company's decision not to operate two of its bulk carriers that carry grain for a significant percentage of the sailing season. The decision not to operate one of the bulk carriers was the result of the loss of a time charter contract that the counter party bought out in the last quarter of fiscal year 2016. This vessel re-entered service in September 2016 and operated for the remainder of the 2016 sailing season. In addition, the Company elected not to operate one of its US flagged self unloaders in the 2016 sailing season because the return on capital expected to be generated by the vessel did not merit the capital required to maintain the vessel. Approximately $0.8 million of the decline in revenue was attributable to a weaker Canadian dollar, and reduction in fuel surcharges. These factors were partially offset by the introduction of the Company’s newest vessel, which was introduced in November 2015, contractual price increases, new business from our existing customers realized during the sailing season and higher water levels. On a constant currency basis, our total revenue decreased 21.6%, or $18.1 million, during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
Freight and other related revenue generated from Company-operated vessels decreased $12.2 million or 10.3%, to $106.5 million during the nine month period ended December 31, 2016 compared to $118.7 million during the nine month period ended December 31, 2015. The decline was primarily a result of a 363 day decrease in Sailing Days due to the Company’s decision to operate two fewer vessels as discussed above. On a constant currency basis, freight and other related revenue decreased 9.6%, or $11.4 million, during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
According to the Lake Carriers' Association, during the nine month period ended December 31, 2016, U.S.-flagged vessels on the Great Lakes experienced a 4.5% decrease in overall customer shipments for the commodities that we carry compared to the 2015 sailing season. During the same time period, U.S.-flagged vessels experienced a 26.6% decrease of coal tonnage carried and a 8.5% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the nine month period ended December 31, 2016 decreased by 13.8% compared to the three month period ended December 31, 2015, which included tons carried on outside vessel charter equipment. Our tonnage carried on vessels that we operated during the nine month period ended December 31, 2016 decreased 6.7% compared to the nine month period ended December 31, 2015.  During the nine month period ended December 31, 2016 our construction aggregates tonnage hauled decreased 7.9% compared to the nine month period ended December 31, 2015 due to weaker demand. Our coal tonnage decreased 30.3% compared to the nine month period ended December 31, 2015 due to weaker demand and timing difference of shipments. Salt tonnage decreased by 17.7% compared to the nine month period ended December 31, 2015 due to below average precipitation in the Great Lakes region during the past winter. Total iron ore tons carried increased by 24.6% during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015 due to new business wins and a customer reverting back to its traditional trade pattern.

We operated fourteen vessels (the “Operated Vessels”) during the nine month period ended December 31, 2016, compared to operating fifteen vessels during the nine month period ended December 31, 2015 (excluding the M.V. Manitoulin which was placed into service on November 22, 2015). We operated a total of 3,435 Sailing Days in the nine month period ended December 31, 2016, compared to 3,798 Sailing Days in the prior year period. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 275 Sailing Days in the first three quarters, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 245 Sailing Days during the nine month period ended December 31, 2016 compared to an average of 235 Sailing Days during the nine month period ended December 31, 2015, due to weak demand at the start of the 2016 sailing season. Our Operated Vessels operated for 89.2% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2016, compared to 91.1% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2015.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 268 Delay Days during the nine month period ended December 31, 2016 compared to 333 Delay Days during the nine month period ended December 31, 2015. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 7.8% during the nine month period ended December 31, 2016 compared to 8.8% during the nine month period ended December 31, 2015.

Freight and related revenue per Sailing Day decreased to $31,001 per Sailing Day during the nine month period ended December 31, 2016 compared to $31,261 per Sailing Day during the nine month period ended December 31, 2015. This revenue decrease was primarily due to a change in the mix of cargos carried and a weaker Canadian dollar, offset by reduced Delay Days. On a constant currency basis, freight and related revenue per Sailing Day decreased $15 per Sailing Day during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
We had no outside voyage charter revenue in the nine month period ended December 31, 2016 compared to $12.6 million during the nine month period ended December 31, 2015. We have transferred tonnage carried on outside chartered vessels during the 2015 sailing season to our newest vessel, which was placed into service in November 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $6.8 million, or 60.8%, to $4.4 million during the nine month period ended December 31, 2016 compared to $11.1 million during the nine month period ended December 31, 2015. Fuel and other surcharges per Sailing Day decreased by $1,664, or 56.7%, to $1,270 per Sailing Day during the nine month period ended December 31, 2016 compared to $2,934 per Sailing Day during the nine month period ended December 31, 2015. These decreases were primarily attributable to reduced fuel prices and a weaker Canadian dollar during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015. On a constant currency basis, fuel and other surcharges decreased 60.4% or $6.7 million, during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
Vessel operating expenses decreased $17.9 million, or 22.1%, to $63.1 million during the nine month period ended December 31, 2016 compared to $81.0 million during the nine month period ended December 31, 2015. The decrease was primarily due to reduced Sailing Days, reduced fuel prices and operating efficiencies as a result of cost efficiency initiatives undertaken during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015. Vessel operating expenses per Sailing Day decreased $2,947, or 13.8%, to $18,368 per Sailing Day during the nine month period ended December 31, 2016 from $21,315 per Sailing Day during the nine month period ended December 31, 2015. On a constant currency basis, vessel operating expenses decreased 21.4%, or $17.4 million during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
Repairs and maintenance expenses, which primarily consist of expensed winter work, were flat at $1.1 million during the nine month period ended December 31, 2016. Repairs and maintenance expenses per Sailing Day increased $30 to $324 per Sailing Day during the nine month period ended December 31, 2016 compared to $294 per Sailing Day during the nine month period ended December 31, 2015. On a constant currency basis, repairs and maintenance expenses increased $19 thousand during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
Our general and administrative expenses were $11.5 million during the nine month period ended December 31, 2016 compared to $10.2 million during the nine month period ended December 31, 2015. Approximately $0.6 million of the increase in general and administrative expenses relates to a one time third party strategic review to evaluate a number of capital allocation and cost reduction opportunities and to one time fees and expenses associated with obtaining waivers from our lenders. The remainder of the increase is attributable to duplicative headcount costs associated with the streamlining of certain functions, locations and the management structure to support our business. Excluding these one-time charges, compensation and benefits expenses increased modestly, but were offset by a weaker Canadian dollar. Our general and administrative expenses equaled 10.8% and 8.6% of freight and related revenue for the nine month period ended December 31, 2016 and December 31, 2015, respectively.
In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, we recorded expenses of $2,375 as restructuring costs. We believe that this initiative is completed. We expect to realize the benefits of our restructuring costs through lower costs and increased operating efficiencies in future periods. Approximately 63% of the restructuring charge relates to contractual severance payments to our former Executive Vice Chairman and President of our subsidiaries, Lower Lakes Towing and Grand River Navigation.
Depreciation expense was $15.7 million during the nine month period ended December 31, 2016 and $14.1 million for the nine month period ended December 31, 2015. This increase of $1.6 million was primarily attributable to winter 2016 capital expenditures and depreciation attributable to our newest vessel offset by a weaker Canadian dollar.

Amortization of drydock costs was $2.4 million during the nine month period ended December 31, 2016 compared to $2.6 million for the nine month period ended December 31, 2015. The Company amortized the deferred drydock costs of eleven vessels during the nine month period ended December 31, 2016 compared to thirteen vessels during the nine month period ended December 31, 2015.
Gain on foreign exchange during the nine month period ended December 31, 2016 was $1.3 million, as compared to a loss of $0.4 million during the nine month period ended December 31, 2015. Gain or loss on foreign exchange primarily relates to a translation of $40.6 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1.9 million including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the nine month period ended December 31, 2016 was $Nil versus operating loss of $32 thousand for the nine month period ended December 31, 2015.
As a result of the items described above, operating income during the nine month period ended December 31, 2016 was $13.4 million compared to $19.5 million during the nine month period ended December 31, 2015.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges and impairment charges on retired assets decreased $2.9 million, or 7.7%, to $35.1 million during the nine month period ended December 31, 2016 from $38 million during the nine month period ended December 31, 2015.
Interest expense, which is net of capitalized interest and includes $2.7 million of amortization of deferred financing costs, increased by $4.3 million or 47.3% to $13.3 million during the nine month period ended December 31, 2016 from $9.1 million during the nine month period ended December 31, 2015. This increase in interest expense was primarily attributable to accelerated non-cash amortization of deferred financing costs of $1.3 million related to second lien debt, additional pay-in-kind interest of $0.6 million related to the first quarter covenant breach and a higher average debt balance compared to the nine month period ended December 31, 2016 related to borrowing for the new vessel, partially offset by a weaker Canadian dollar. There was no capitalized interest for the nine month period ended December 31, 2016 versus $1.2 million in the nine month period ended December 31, 2015. Cash interest expense during the nine month period ended December 31, 2016 equaled $10.1 million compared to $9.3 million for the nine month period ended December 31, 2015.
Our income before income taxes was $0.1 million during the nine month period ended December 31, 2016 compared to an income of $10.5 million during the nine month period ended December 31, 2015.
Our effective tax rate was a benefit of 268.9% on pre-tax income of $0.1 million during the nine month period ended December 31, 2016 compared to a benefit of 4.4% on pre-tax income of $10.5 million during the nine month period ended December 31, 2015. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our income tax provision was a benefit of $0.1 million during the nine month period ended December 31, 2016 compared to an income tax benefit of $0.5 million during the nine month period ended December 31, 2015. The change in income tax benefit was due to lower net income before income taxes. The effective tax rate for the nine month period ended December 31, 2016 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily NOLs.
Our net income before preferred stock dividends was $0.2 million during the nine month period ended December 31, 2016 compared to net income before preferred stock dividends of $11.0 million during the nine month period ended December 31, 2015.
We accrued $1.2 million for dividends on our preferred stock during the nine month period ended December 31, 2016 compared to $1.0 million for the nine month period ended December 31, 2015. This increase is attributable to a 1% increase in the effective rate of preferred dividends, partially offset by the conversion of a small number of preferred shares to common shares during March 2016.

Our income applicable to common stockholders was a loss of $1.0 million during the nine month period ended December 31, 2016 compared to income of $10.0 million during the nine month period ended December 31, 2015.
The Canadian dollar (CDN) weakened by 1.5% compared to the U.S. dollar (USD) during the nine month period ended December 31, 2016 as compared to the nine month period ended December 31, 2015, averaging approximately $0.764 USD per CDN during the nine month period ended December 31, 2016 compared to approximately $0.776 USD per CDN during the nine month period ended December 31, 2015. The Company's balance sheet translation rate increased from $0.722 USD per CDN at December 31, 2015 to $0.745 USD per CDN at December 31, 2016.
During the nine month period ended December 31, 2016, the Company operated an average of five vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the nine month periods ended December 31, 2016 and 2015, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during the nine month periods ended December 31, 2016 and December 31, 2015, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 1.5% during the nine month period ended December 31, 2016 compared to the nine month period ended December 31, 2015.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the nine month periods ended December 31, 2016 and December 31, 2015. We believe cash generated from our operations and the availability of borrowings under our credit facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt services requirements over the next twelve months. However, if the Company experiences a material shortfall to its financial forecasts or if the Company's customers materially delay their receivable payments, the Company may breach its financial covenants and collateral thresholds and be strained for liquidity. The Company has maintained its focus on productivity gains and cost controls, and is closely monitoring customer credit and accounts receivable balances.
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

Net cash provided by operating activities during the nine month period ended December 31, 2016 was $8.4 million, a decrease of $17.9 million, from $26.3 million during the nine month period ended December 31, 2015. The decrease in cash provided by operating activities was primarily attributable to reduced cash earnings for the nine month period ended December 31, 2016, a higher accounts receivable balance due to the timing of certain customer deliveries and cash collections, a higher cash outflow on drydock costs paid and a lower accounts payable balance compared to the nine month period ended December 31, 2015.

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the nine month periods ended December 31, 2016 or 2015.

Net cash used in investing activities decreased by $30.7 million to $10.1 million during the nine month period ended December 31, 2016 from net cash used of $40.8 million during the nine month period ended December 31, 2015. This decrease was primarily due to higher capital expenditures on the conversion of our newest vessel to a self-unloading vessel for the nine month period ended December 31, 2015. This new vessel was placed into service in November 2015.
Net cash provided by financing activities decreased $11.3 million to $2.2 million provided during the nine month period ended December 31, 2016 compared to $13.5 million during the nine month period ended December 31, 2015. The decrease is attributable to higher borrowings under our senior credit facilities in the nine month period ended December 31, 2015, related to the new vessel placed in service in November 2015.
Debt

We had total debt outstanding of $192.0 million at December 31, 2016 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $114.1 million and our Second Lien Credit Agreement (defined below) of $77.9 million both presented net of unamortized debt issuance costs.

First Lien Credit Agreement

On March 27, 2015, Rand and certain of its subsidiaries entered into a Credit Agreement (as amended on from time to time, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a direct or indirect wholly-owned subsidiary of Rand and Rand itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Ship Repair is a guarantor of all Canadian obligations under the First Lien Credit Agreement and is an indirect wholly-owned subsidiary of Rand (the “Canadian Guarantor”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

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

The credit facilities (the "Credit Facilities") under the First Lien Credit Agreement consist of:

•
A revolving credit facility under which Lower Lakes Towing may borrow up to US $80 million (CDN or USD currency to be selected by Lower Lakes Towing) with a final maturity date of December 31, 2019 (the "Canadian Revolving Facility");

•
A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90 million with a final maturity date of December 31, 2019 (the "U.S. Revolving Facility");

•
A swing line facility under which Lower Lakes Towing may borrow up to the lesser of CDN $8 million and the CDN maximum borrowing availability less the outstanding balance of the Canadian Revolving Facility, with a final maturity date of December 31, 2019 (the "Canadian Swing Line Facility"); and

•
A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility, with a final maturity date of December 31, 2019 (the "U.S. Swing Line Facility").

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

The effective interest rates at December 31, 2016 were 3.65% (3.60% at March 31, 2016) on the Canadian Revolving Facility and 3.70% (3.37% at March 31, 2016) on the U.S. Revolving Facility.

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

The First Lien Credit Agreement contains certain negative covenants, including those limiting the guarantors’, the borrowers’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the First Lien Credit Agreement requires the borrowers to maintain certain financial ratios. On February 9, 2016, Rand and the lenders entered into an Amendment No. 1 and Waiver Agreement pursuant to which certain covenant breaches were waived by the lenders. As of June 30, 2016, Rand was not in compliance with certain covenants in the First Lien Credit Agreement. On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement (the “First Lien Waiver”) pursuant to which the lenders under the First Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA covenant therein, calculated as of June 30, 2016. The First Lien Waiver also modifies the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by the Company, provides for additional fees, and incorporates new restrictions on certain Company activities. As of December 31, 2016, the aggregate principal amount outstanding under the First Lien Credit Agreement was $118.8 million and Rand was in compliance with the covenants set forth in the First Lien Credit Agreement as amended.

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

The effective interest rates at December 31, 2016 were 13.75% (10.75% at March 31, 2016) on each of the Second Lien CDN Term Loan and the Second Lien U.S. Term Loan, including 3% pay-in-kind ("PIK") interest for the three month period ended December 31, 2016, related to Fourth Amendment and Waiver To Term Loan Credit Agreement as discussed hereunder.

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

As of December 31, 2016, the aggregate principal outstanding under the Second Lien Credit Agreement was $79.7 million and Rand was in compliance with the covenants set forth in the Second Lien Credit Agreement as amended.

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
As of December 31, 2016, the Company had $3.1 million of unpaid accrued dividends on its preferred stock compared to $1.9 million at March 31, 2016. This increase is attributable to an increase in the effective rate of preferred dividends. As of December 31, 2016, the effective rate of preferred dividends was 9.25% as compared to 8.75% at March 31, 2016.
Investments in Capital Expenditures and Drydockings
We incurred $5.6 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2016 compared to $34.7 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended December 31, 2015. The higher capital expenditures for the three month period ended December 31, 2015 were related to our new vessel that was placed into service in November 2015.
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
Critical Accounting Policies and Estimates
Rand's significant accounting policies are presented in Note 2 to our unaudited consolidated financial statements. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known. For a discussion of how these and other factors may affect our business, see "Cautionary Note Regarding Forward-Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the third quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
There has been no material change to our Risk Factors from those presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.

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

RAND LOGISTICS, INC.

Date:	February 13, 2017	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 13, 2017	/s/ Mark S. Hiltwein
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