Form 10-K
period 2017-03-31
Rand Logistics, Inc.
filed 2017-07-06
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2016 was $11,038,088.
18,633,149 shares of Common Stock were outstanding at July 5, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to remain in compliance with applicable regulations, Nasdaq listing requirements, and our debt covenants;
•changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives;
•our negotiations with some of our employees and the labor unions that represent them; and
•assumptions regarding any of the foregoing.

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
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing was incorporated under the laws of Canada. Lower Lakes (17) owned the M. V. Manitoulin, a vessel placed in service in November 2015, as further explained below. As of November 17, 2016, Lower Lakes (17) was amalgamated with and into Lower Lakes Towing with Lower Lakes Towing continuing as the surviving entity.

Vessel Acquisitions
Lower Lakes Towing has acquired two vessels since 2010. On July 21, 2011, Lower Lakes Towing acquired a Canadian-flagged bulk carrier for CDN $2.7 million.
On October 14, 2011, Lower Lakes Towing purchased a bulk carrier from United Ocean Service, LLC (“USUOS”) for a purchase price of approximately $5.3 million.
Grand River acquired two vessels in 2011 as well. On December 1, 2011, Grand River purchased a tug from USUOS for a purchase price of approximately $7.8 million. Also on December 1, 2011, Grand River acted as USUOS's third-party designee to purchase a self-unloading barge from U.S. Bank National Association, as Trustee of the GTC Connecticut Statutory Trust, for a purchase price of approximately $12.0 million. Subsequent to these acquisitions, the Company undertook modifications to the tug/barge vessel to meet Great Lakes standards. This tug/barge vessel was placed in service on October 23, 2012.
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

Fleet
Lower Lakes' fleet consists of six self-unloading bulk carriers and three conventional bulk carriers (excluding a retired vessel) in Canada and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns all nine Canadian vessels. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.
Lower Lakes operates over one-half of all River Class vessels and boom-forward equipped vessels servicing the Great Lakes. River Class vessels represent the smaller end of Great Lakes vessels, with maximum dimensions of approximately 665 feet in length and 78 feet in beam and carrying capacities of 15,000 to 28,000 tons, and are ideal for customers seeking to move significant quantities of dry bulk product to or from ports that restrict non-River Class vessels due to size and capacity constraints. Boom forward self-unloading vessels - those with their booms located in front of the cargo holds - offer greater accessibility for delivery of cargo to locations where only forward access is possible. Six of the vessels used in Lower Lakes' operations are boom forward self-unloaders and six vessels are boom aft self-unloaders.

As of March 31, 2017, our fleet consisted of the following vessels:

Self-Unloading Bulk Carriers
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Canadian-flagged:
Cuyahoga	620x60x35	3,084	1943/1974/2000	15,675
Michipicoten	698x70x37	8,160	1952/1980/2011	22,300
Mississagi	620x60x35	4,500	1943/1967/1985	15,800
Robert S. Pierson	630x68x37	5,598	1974	19,650
Saginaw	640x72x36	8,160	1953/2008	20,200
Manitoulin	664x78x45	6,050	1991/2015	28,610
U.S.-flagged:
Calumet	630x68x37	5,598	1973	19,650
Manitowoc	630x68x37	5,598	1973	19,650
Manistee	620x60x35	2,950	1943/1964/1976	14,900

Straight Deck Bulk carriers (all Canadian-flagged)
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Kaministiqua	730x75x48	11,679	1983	33,824
Ojibway	642x67x35	4,100	1952/2005	20,668
Tecumseh	640x78x45	12,000	1972	29,984

Self-Unloading Articulated Tug and Barge Units (all U.S.-flagged)
Vessel Name	Dimensions	Horsepower	Year Built/Rebuilt	Cargo capacity at mid-summer draft in gross tons
Barge Ashtabula	700x78x51		1982	28,959
Tug Defiance		7,200	1982
Barge James L. Kuber	815x70x36		1953/1983/2007	25,500
Tug Victory		7,994	1981
Barge Lewis J. Kuber	728x70x37		1952/1980/2006	22,300
Tug Olive L. Moore		6,600	1928

Customers
Lower Lakes services approximately 50 customers in a diverse array of end markets by shipping dry bulk commodities such as construction aggregates, salt, grain, coal, iron ore, and other dry bulk commodities. Lower Lakes' top ten customers accounted for approximately 69%, 67% and 64% of its revenue during the fiscal years ended March 31, 2017, 2016 and 2015 respectively. The timing of the end of the Company's fiscal year in relation to the sailing season allows most of a sailing season's receivables to be collected prior to the end of the Company's fiscal year. Lower Lakes is the sole-source shipping provider to several of its customers. With few exceptions, Lower Lakes' customers are under long-term contracts which typically average three to five years in duration and provide for minimum and maximum annual tonnage requirements, annual price escalation features and fuel surcharge adjustments. Certain of our customer contracts also provide for water level adjustments, demurrage and discharge provisions. Lower Lakes has two customers that represents more than 10% of our revenues; these customers accounted for 26.9% of our consolidated revenue for the year ended March 31, 2017.
Industry and Competition
Lower Lakes faces competition from other marine and land-based transporters of dry bulk commodities in and around the Great Lakes area. In the River Class market segment, Lower Lakes generally faces two primary competitors: Algoma Central Corporation and American Steamship Company. Algoma Central Corporation is a Canadian company that owns 13 self-unloading vessels, two of which are River Class boom-forward vessels, and operates six gearless bulk carriers. American Steamship Company operates in the U.S. and maintains a fleet of 16 vessels, three of which are River Class vessels. We believe that industry participants compete on the basis of customer relationships, price and service, and that the ability to meet a customer's schedule and offer shipping flexibility is a key competitive factor. Moreover, we believe that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing.
Employees
As of March 31, 2017, Lower Lakes had approximately 512 full-time employees, 107 of whom were shoreside and management and 405 of whom were shipboard employees. Approximately 40% of Lower Lakes' shipboard employees (all U.S. based Grand River crews) are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  Our contracts with the Masters, Mates and Pilots expired on March 31, 2016.  We engaged in negotiations with the union and agreed to new contracts, but when submitted to union members for approval, the new contracts failed to achieve the necessary votes. We have now re-engaged in active negotiations to reach successor agreements with the union. During the negotiations, the provisions of the expired agreements remain in full force and effect. We have experienced no impact on our workforce or labor costs as a result of the expired contracts at this time.
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

The Canadian Coasting Act limits the carriage of goods between Canadian ports to vessels of Canadian registry. The U.S. Merchant Marine Act, 1920, the so-called “Jones Act,” limits the carriage of goods between U.S. ports to vessels of U.S. registry that have additional Jones Act “coastwise endorsements.” These coastwise endorsements require USCG determinations that the vessel has been  “built in the U.S.” and is “owned  by U.S. citizens.”

Sections 2(a) and 2(c) of the Shipping Act, 1916 (now codified as 46 U.S.C. 50501 (a), (b) and (d)), and the USCG regulations at 46 CFR Ch. I, “Subpart C - Citizenship Requirements for Vessel Documentation,” govern the USCG “owned by U.S. citizens” determinations (“Citizenship Standards”). The Company’s Certificate of Incorporation and By-Laws are consistent with these Citizenship Standards, and the Company implements the policies that the USCG recommends for compliance with these Citizenship Standards by “publicly traded corporations.”

Compliance with United States and Canadian domestic trade requirements are important to the operations of the Company. The loss of Jones Act status could have a material negative effect on the Company. The Company monitors the citizenship of its employees and stockholders.

Environmental

The Company's operations are subject to various environmental protection legislation enacted by the United States and Canadian governments, Great Lakes and St. Lawrence River states and provinces and companion regulations.

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

Ballast Water Discharges. USCG involvement with ballast water discharges on the Great Lakes dates to the 1980s arrival of the non-indigenous zebra mussel. The USCG's “Standards for Living Organisms in Ships Ballast Water Discharged in U.S. Waters” became effective on June 21, 2012. However, vessels destined for the Great Lakes were required to continue with established ballast water exchange (BWE) procedures. Further,  studies of the circumstances of the Great Lakes' low salinity, cold water and substantial communities, when combined with short voyage times, substantial ballast flow rates and uncoated ballast tanks have confirmed that these conditions present a set of challenges for ballast water treatment on the Great Lakes and St. Lawrence River. It does not appear that any of the ballast water management (BWM) discharge systems now adopted in the USCG regulations will provide effective treatment for the Great Lakes. The USCG and Transport Canada now require that all vessels entering the Great Lakes comply with established BWE procedures.  These BWE procedures are expected to continue in effect. At this time, it is not clear when an agreement will be reached on the effectiveness of a BWM system or systems for operations that are strictly limited to the Great Lakes and St. Lawrence River ecosystems.

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

Information about our geographic operations is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016
Revenue by country:
Canada	$67,907	$86,977
United States	47,544	61,467
	$115,451	$148,444

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2017	March 31, 2016
Property and equipment by country:
Canada	$107,884	$116,719
United States	106,162	111,785
	$214,046	$228,504
Intangible assets by country:
Canada	$2,910	$3,652
United States	1,917	2,252
	$4,827	$5,904
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193

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
RISKS ASSOCIATED WITH OUR BUSINESS
We are currently operating under a series of waivers under our credit facilities, which require us, among other things, to consummate a recapitalization transaction satisfactory to the Company’s lenders.
As discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below, we are currently operating under a series of waivers under our credit facilities. To avoid a further default, the waivers require, among other things, that we consummate a recapitalization transaction with our second lien lender. We are currently engaged in discussions with our second lien lender, but the terms of a potential recapitalization transaction have not yet been agreed upon, and there can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner with our second lien lender or at all, or that our common stockholders would approve any such recapitalization transaction if such approval is required. Moreover, the terms of any such recapitalization transaction could result in a significant or complete loss of value to the holders of our preferred stock and common stock.
Unless we are able to restructure or refinance our indebtedness, or complete a consensual recapitalization transaction with our second lien lender, we may need to seek protection under applicable bankruptcy laws.

As discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below, we are currently operating under a series of waivers under our credit facilities, which, among other things, require us to consummate a recapitalization transaction of our second lien debt in order to avoid a further default. Failure to enter into such a recapitalization transaction or to otherwise restructure or refinance our debt could result in our need to voluntarily seek protection under applicable bankruptcy laws. There can be no assurance that we can reach agreement as to such a consensual recapitalization or otherwise successfully restructure or refinance our debt in a timely manner or at all. In such event, we may need to voluntarily seek protection under applicable bankruptcy laws. The bankruptcy process could result in a significant or complete loss of value to the holders of our preferred stock and common stock.

Our auditors have included an emphasis-of-matter paragraph in its audit report, and our ability to continue as a going concern is dependent upon our ability to restructure or refinance our indebtedness, or complete a consensual recapitalization transaction with our second lien lender.

Our independent registered public accounting firm, has included an emphasis-of-matter paragraph in its audit report reflecting substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to restructure or refinance our indebtedness, or complete a consensual recapitalization transaction with our second lien lender, as discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below, or to otherwise restructure or refinance our indebtedness.

A default under Lower Lakes' indebtedness (which is not waived) may have a material adverse effect on our financial condition.
In the event of a default under Lower Lakes’ indebtedness, which is not waived by the Company's lenders, such lenders generally would be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable. In addition, borrowings under Lower Lakes’ senior credit facility are secured by a first-priority lien on substantially all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek and the other guarantors and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  Borrowings under Lower Lakes’ second-lien credit facility are secured by a second-priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek and the other guarantors.  Subject to the terms of the intercreditor agreement between the lenders under our first-lien credit facility and the lenders under our second-lien credit facility, in the event of a default under our second-lien credit facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.  In addition, default under one debt instrument within Lower Lakes’ credit facilities could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default and cross acceleration clauses. Moreover, upon the occurrence of an event of default under Lower Lakes' credit facilities, the commitment of the lenders to make any further loans to us could be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, may have a material adverse effect on our results of operations. As discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below, we are currently operating under a series of waivers under our credit facilities, which, among other things, require us to consummate a recapitalization transaction with our second lien lender in order to avoid a further default.

Our common stock could be delisted from Nasdaq.
On May 3, 2016, we were notified by Nasdaq that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance, or until March 20, 2017. On March 21, 2017, we were afforded an additional 180-day grace period to regain compliance with the minimum bid requirement, or until September 18, 2017. If at any time before the expiration of such 180-day period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules.
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
Even if we complete a reverse stock split in order to meet the listing requirements of Nasdaq, we cannot assure you that we will be able to comply with the minimum price requirements of Nasdaq.
                Even if we complete a reverse stock split in order to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum price requirements of Nasdaq, we cannot assure you that the market price of our common stock following the reverse stock split will remain at the level required for the period of time required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of a reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain Nasdaq’s minimum price requirements. In addition to specific listing and maintenance standards, Nasdaq has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.
A reverse stock split may decrease the liquidity of the shares of our common stock.
                Following a reverse stock split, our liquidity may be affected adversely based on reduced trading and a smaller number of shares available for trading, especially if the market price of our common stock does not increase as a result of the reverse stock split. While we believe that a higher stock price may help generate investor interest, we cannot assure you that the reverse stock split will result in a per-share price that will attract investors.  As a result, the trading liquidity of our common stock may not necessarily improve.
The current state of the global financial markets and current economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.

Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, global operating businesses have faced tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As a result, additional financing may not be available if needed and to the extent required, on acceptable terms, or at all, and we may be unable to expand or meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

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
As of March 31, 2017, the average age of the vessels operated by Lower Lakes was approximately 53 years. The expense of maintaining, repairing and upgrading Lower Lakes' vessels typically increases with age, and after a period of time, the cost necessary to satisfy required marine certification standards may not be economically justifiable. For example, if the USCG, Transport Canada, the American Bureau of Shipping or Lloyd's Register of Shipping (independent classification societies that inspect the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S., Canadian and international regulations) enact new standards, Lower Lakes may be required to incur significant costs for alterations to its fleet or the addition of new equipment and may be required to take its vessels out of service for extended periods of time or take its vessels out of service completely, with corresponding losses of revenues. There can be no assurance that Lower Lakes will be able to maintain its fleet by extending the economic life of existing vessels, or that our financial resources will be sufficient to enable us to make expenditures necessary for these purposes.

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
We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended March 31, 2017, our top two customers accounted for approximately 27% of our revenues and Lower Lakes' top ten customers accounted for approximately 69%, 67% and 64% of its revenue during the fiscal years ended March 31, 2017, 2016, and 2015, respectively. If we lose a significant customer, or any such customer significantly reduces their shipments with us, we could suffer a loss of revenues that could have a material adverse effect on our business, results of operations and financial condition. In addition, if any significant customer delays shipments with us, we may suffer a delay in collecting revenues, which could have a material adverse effect on our results of operations for a particular quarter or period.

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
Lower Lakes' ability to make payments on its indebtedness depends on its ability to generate cash from its operations. Lower Lakes' business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its liquidity needs, including capital expenditures and winter work expenses. Lower Lakes may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Lower Lakes may not be able to refinance any of its indebtedness on commercially reasonable terms, in a timely manner, or at all. If Lower Lakes cannot service or refinance its indebtedness, it may have to sell assets, seek additional equity or reduce or delay capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Lower Lakes may not be able to effect such actions, if necessary, on commercially reasonable terms, in timely manner, or at all.
A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
As of March 31, 2017, approximately $202.9 million aggregate principal, or all of our indebtedness, which represents the outstanding principal under our credit facilities, was subject to floating interest rates. Floating interest rates make us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in our business.

Lower Lakes' credit facilities contain restrictive covenants that limit its liquidity and corporate activities.

The terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities and also contain affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs, the agent, under each of our credit agreements, would be entitled to take various actions, including the acceleration of amounts due under the outstanding credit facilities.

The credit facilities also contain certain negative covenants, including those that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

o	incur additional indebtedness;

o	create additional liens on its assets;

o	sell or acquire assets or businesses;

o	change the nature of our businesses;

o	make investments;

o	engage in mergers or acquisitions or transactions with related parties; or

o	pay dividends.
Therefore, Lower Lakes will need to seek permission from its lenders in order to engage in some corporate actions. Lower Lakes' lenders' interests may be different from those of Lower Lakes and no assurance can be given that Lower Lakes will be able to obtain its lenders' permission when needed. This may prevent Lower Lakes from taking actions that are in its best interest. In addition, as discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations below, we are currently operating under a series of waivers under out credit facilities, which, among other things, require us to consummate a recapitalization transaction with our second lien lender in order to avoid a further default.
Because Lower Lakes generates more than half of its revenues and expenses in Canadian dollars, exchange rate fluctuations could cause us to suffer reduced U.S. dollar earnings.
Although the U.S. dollar is our reporting currency, Lower Lakes generates a significant portion of its revenues and incurs a significant portion of its expenses in Canadian dollars. This could lead to fluctuations in our operating results due to changes in the value of the U.S. Dollar relative to the Canadian Dollar.
Grand River depends upon unionized labor for its U.S. operations. Any work stoppages or labor disturbances could disrupt or adversely affect our business.
All of Grand River's shipboard employees are unionized with the International Organization of Masters, Mates and Pilots, AFL-CIO.  From time to time, Grand River's operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions or publicity. It also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolutions of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits, or by changes in work rules that raise operating costs and decrease flexibility in the workforce.  Any changes in Grand River's labor force, or union contracts, and work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition.  Grand River's contracts with the Masters, Mates and Pilots expired on March 31, 2016. Grand River engaged in negotiations with the union and agreed to new contracts, but when submitted to union members for approval, the new contracts failed to achieve the necessary votes. Grand River has now re-engaged in active negotiations with the union to reach successor agreements. During negotiations, the provisions of the expired agreements remain in full force and effect. We may not be able to negotiate new agreements on satisfactory terms, in a timely manner, or at all. As part of any negotiation, we may reach agreements with respect to future wages and benefits that may have a material adverse effect on our future business, financial condition, results of operations and liquidity.
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

All of Grand River's shipboard employees are covered by the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in Federal courts. Because Lower Lakes is not generally protected by the limits imposed by state workers' compensation statutes, Lower Lakes has greater exposure net of insurance recoveries, if any for claims made by these employees as compared to employers whose employees are not covered by these provisions.
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
As a public company with fewer than 300 stockholders of record, we currently register our shares of common stock under the Exchange Act, on a voluntary basis. Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated 90 days after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. Accordingly we are eligible to deregister our common stock under the Exchange Act at any time. Upon the effectiveness of the termination of registration under Section 12, we would not be required to comply with certain disclosure requirements under the Exchange Act, including, but not limited to, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. Even if we were to deregister, however, Section 15(d) of the Exchange Act would require us to continue to file annual, quarterly and current reports until no earlier than when we file our next annual report on Form 10-K. At such time, you may not have access to current information about our Company.
Our business is dependent upon key personnel whose loss may adversely impact our business.
We depend on the expertise, experience and continued services of Lower Lakes' senior management employees and key individuals. The loss of senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect our business. We seek to compensate and incentivize executives, as well as other key employees, through competitive salaries, share based payment awards and bonus plans, but there can be no assurance that these programs will allow us to retain or hire key employees. As a result, if senior management employees and key individuals were to leave Lower Lakes, we could face substantial difficulty in hiring a qualified successor or successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.
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
The shares of series A convertible preferred stock issued in connection with the acquisition of Lower Lakes are convertible into 2,382,903 shares of our common stock, subject to certain adjustments, which, on an “as converted” basis, represents approximately 11% of our aggregate outstanding common stock as of March 31, 2017.  The conversion price of our series A convertible preferred stock is subject to weighted average anti-dilution provisions whereby, if Rand issues shares in the future for consideration below the existing conversion price of $6.20 per share, then the conversion price of the series A convertible preferred stock would automatically be decreased, allowing the holders of the series A convertible preferred stock to receive additional shares of common stock upon conversion. Upon any conversion of the series A convertible preferred stock, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the net book value of the shares of our common stock will be significantly diluted.
We may issue shares of our common stock and preferred stock to raise additional capital, including to complete a future acquisition or to refinance or restructure our debt, which would reduce the equity interest of our stockholders.
Our second amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We currently have 31,366,851 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding employee stock options) and 700,000 shares of preferred stock available for issuance. Although we currently have no other commitments to issue any additional shares of our common or preferred stock, we may in the future determine to issue additional shares of our common or preferred stock to raise additional capital for a variety of purposes, including to complete a future acquisition or to refinance or restructure our debt. The issuance of additional shares of our common stock or preferred stock may significantly reduce the equity interest of stockholders and may adversely affect prevailing market prices for our common stock.
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
Future acquisitions may be of individual vessels or groups of vessels or of businesses operating in the shipping or other industries. We are not limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire, or of the industry in which any such business may operate. To the extent we acquire an operating business, we may be affected by numerous risks inherent in the acquired business's operations.
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
Except as required by law or the rules of any securities exchange on which our securities might be listed at the time, if we seek to consummate an acquisition, you may not be asked to vote on any proposed acquisition.
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
The shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values. We anticipate that the future demand for Lower Lakes' dry bulk carriers and dry bulk charter rates will be dependent upon continued demand for commodities, economic growth in the United States and Canada, seasonal and regional changes in demand, and changes to the capacity of the Great Lakes fleet which cannot be predicted. Adverse economic, political, social or other developments could decrease demand and growth in the shipping industry and thereby reduce revenue and earnings. Fluctuations, and the demand for vessels, in general, have been influenced by, among other factors:

o	global and regional economic conditions;

o	developments in international and Great Lakes trade;

o	changes in seaborne and other transportation patterns, such as port congestion and canal closures;

o	weather, water levels and crop yields;

o	global and regional political developments, including armed conflicts and terrorist activities; and

o	embargoes and strikes.
The market values of Lower Lakes' vessels may decrease, which could cause Lower Lakes to breach covenants in its credit facilities, which could reduce earnings and revenues as a result of potential foreclosures.
Vessel values are influenced by several factors, including:

o	changes in environmental and other regulations that may limit the useful life of vessels;

o	changes in Great Lakes dry bulk commodity supply and demand;

o	types, sizes, and ages of vessels;

o	development of and increases in use of other modes of transportation;

o	costs of new buildings;

o	technological advances;

o	governmental or other regulations;

o	natural disasters and other disruptions of trade; and

o	prevailing level of contract of affreightment rates and charter rates.
If the market values of Lower Lakes' owned vessels decrease, Lower Lakes may breach some of the covenants contained in its credit facilities. If Lower Lakes breaches such covenants and is unable to remedy the relevant breach, Lower Lakes' lenders could, among other things, reduce our credit availability, accelerate their debt and foreclose on the collateral, including Lower Lakes' vessels. Any loss of vessels would significantly decrease our ability to generate revenue and income. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or a vessel is sold at a price below its book value, we would incur a loss that would reduce earnings.
The climate and weather conditions in the Great Lakes region limits Lower Lakes' vessel operations to approximately nine months per year.
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

A failure to pass inspection by classification societies and regulators could result in one or more vessels being unemployable unless and until they pass inspection, resulting in higher capitalized expenditure, a loss of revenues from such vessels for that period and a corresponding decrease in earnings, which may be material.
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
Lower Lakes maintains insurance on its fleet for risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which includes environmental damage and pollution insurance). Lower Lakes does not, however, insure the loss of a vessel's income when it is being repaired due to an insured hull and machinery claim. We can give no assurance that Lower Lakes will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Lower Lakes may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, Lower Lakes may not be able to maintain, or to obtain new, adequate insurance coverage at reasonable rates for Lower Lakes' fleet. Lower Lakes may also be subject to calls, or premiums, in amounts based not only on its own claims record but also the claims record of all other members of the protection and indemnity associations through which Lower Lakes may receive indemnity insurance coverage. Lower Lakes' insurance policies also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase its costs.
Lower Lakes' business would be adversely affected if Lower Lakes failed to comply with U.S. maritime laws or the Coasting Trade Act (Canada) provisions on coastwise trade, or if those provisions were modified or repealed.
We are subject to the Jones Act, other U.S. laws and the Coasting Trade Act (Canada) that restrict domestic maritime transportation to vessels operating under the flag of the subject state. In the case of the United States, vessels must be at least 75% owned and operated by U.S. citizens and manned by U.S. crews and, in addition, the vessels must have been built in the United States. Compliance with the foregoing legislation increases the operating costs of the vessels. With respect to our U.S. flagged vessels, we are responsible for monitoring the ownership of our capital stock to ensure compliance with U.S. maritime laws. If we do not comply with these restrictions, we will be prohibited from operating vessels in U.S. coastwise trade and, under certain circumstances, we will be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, and fines or forfeiture of the vessels.
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
Our shipping business and vessel operations are materially affected by environmental and other government regulations in the form of international conventions, United States and Canadian treaties, national, state, provincial, and local laws, and regulations in force in the jurisdictions in which our vessels operate. Because such conventions, treaties, laws and regulations are often revised, we cannot predict the ultimate cost of compliance or its impact on the resale price or useful life of our vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit our ability to do business or increase the cost of doing business, which may materially adversely affect our operations, as well as the shipping industry generally. Lower Lakes is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations and any increased cost in connection with obtaining such permits, licenses and certificates, or the imposition on Lower Lakes of the obligation to obtain additional permits, licenses and certificates, could adversely affect our results of operations. Lower Lakes currently maintains pollution liability coverage insurance. However, if the damages from a catastrophic incident exceed this insurance coverage, it could have a significant adverse impact on our cash flow, profitability and financial position.
The operation of Lower Lakes' vessels is dependent on the price and availability of fuel. Continued periods of historically volatile fuel costs may materially adversely affect our operating results.
Our operating results may be significantly impacted by changes in the availability or price of fuel for Lower Lakes' vessels. Fuel prices have varied significantly since 2004. Although fuel price surcharge/rebate clauses are included in substantially all of Lower Lakes' contracts of affreightment, which enable Lower Lakes to pass the majority of our changes in fuel costs on to its customers, these measures may not be sufficient to enable Lower Lakes to fully recoup increased fuel costs or assure the continued availability of its fuel supplies. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries (including, but not limited to, recent political unrest in the Middle East), changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price volatility in the future. There can be no assurance that Lower Lakes will be able to fully recover its fuel costs by passing these costs on to its customers. In the event that Lower Lakes is unable to do so, our operating results will be adversely affected.
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
Vessels must be drydocked periodically for regulatory compliance and for regular and emergency maintenance and repairs. Our drydocking requirements are subject to associated risks, including delay and cost overruns, lack of necessary equipment, unforeseen engineering problems, employee strikes or other work stoppages, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in drydockings could have an adverse effect on our customer contract commitments. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial.  Our insurance does not cover these costs.
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

ITEM 2.    PROPERTIES
We maintain our executive offices at 333 Washington Street, Suite 201, Jersey City, New Jersey under a lease that expires on April 30, 2021. We also currently lease the following properties:

o	Lower Lakes Towing leases approximately 12,000 square feet of warehouse space at 107 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 24,800 square feet of warehouse space at 109 Greenock Street, Port Dover, Ontario under a lease that expires on August 31, 2022.

o	Lower Lakes Towing leases approximately 3,000 square feet of office space at 517 Main Street, Port Dover, Ontario under a lease that expires in October, 2018.

o	Grand River leases approximately 4,400 square feet at 1028 Hannah Street, Suite D, Traverse City, Michigan under a lease that expires on September 30, 2020.

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

PART II. OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on Nasdaq under the symbol RLOG. The following table sets forth the high and low sales prices for each full quarterly period within the two most recent fiscal years.

	Common Stock
Quarter Ended	High	Low
June 30, 2015	$3.67	$3.08
September 30, 2015	$3.34	$2.05
December 31, 2015	$2.68	$1.46
March 31, 2016	$1.67	$0.74
June 30, 2016	$1.37	$0.73
September 30, 2016	$1.23	$0.75
December 31, 2016	$2.95	$0.68
March 31, 2017	$1.42	$0.51

Holders
As of July 5, 2017, there were 162 holders of record of our common stock.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Annual Report on Form 10-K for the fiscal years ended March 31, 2017 and 2016. All dollar amounts are presented in millions except share, per share, per day and vessel amounts. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, including as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Cautionary Note Regarding Forward-Looking Statements” appearing at the beginning of this report and “Risk Factors” set forth in Item 1A of this report.
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
On December 27, 2012, Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes Ship Repair provides ship repair services exclusively to the Company. On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes (17) owned the Manitoulin, a vessel placed in service in November 2015. Lower Lakes (17) was amalgamated with and into Lower Lakes Towing on November 7, 2016,with Lower Lakes Towing continuing as the surviving entity.
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
Lower Lakes' fleet consists of six self-unloading bulk carriers and three conventional bulk carriers in Canada (excluding a retired vessel) and six self-unloading bulk carriers in the U.S., including three articulated tug and barge units. Lower Lakes Towing owns ten Canadian vessels. Lower Lakes Transportation time charters the six U.S. vessels, including the three tug and barge units, from Grand River. With the exception of two of the articulated tug and barge units (which Grand River bareboat charters from Black Creek), Grand River owns the vessels that it time charters to Lower Lakes Transportation.

Vessel Acquisition and Retirement

On March 11, 2014, Lower Lakes (17) acquired the Lalandia Swan from Uni-Tankers M/T ("Lalandia Swan") for a purchase price of $7.0 million. The Lalandia Swan was a Danish flagged chemical tanker that was converted with a new forebody into a Canadian flagged river class self-unloader vessel. After conversion to a self-unloader vessel, the Lalandia Swan was renamed the M. V. Manitoulin. The vessel was placed in service in November 2015. Lower Lakes (17) was amalgamated with and into Lower Lakes Towing on November 7, 2016, with Lower Lakes Towing continuing as the surviving entity.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long-term return on capital given the operating and capital expenses necessary to maintain the vessel. As a result, we retired this vessel as of June 30, 2016.
Use of Non-GAAP Measures

Our discussion of our Results of Operations contains references to certain non-GAAP financial measures, including, when applicable, (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, one-time equity based severance costs, restructuring charges, and impairment charges on retired assets, and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles. Such measures are used internally when evaluating our operating performance and, we believe, allow investors to make a more meaningful comparison between our business operating results over different periods of time, as well as with those of other similar companies. Management believes that such measures, when viewed with the Company's results under accounting principles generally accepted in the United States of America ("GAAP") and the accompanying reconciliations, provide useful information about our operating performance and period-over-period comparisons. Additionally, management believes that (1) operating income plus depreciation, amortization of drydock costs, amortization of intangibles, loss (gain) on foreign exchange, one-time equity based severance costs, restructuring charges, and impairment charges on retired assets and (2) operating income plus depreciation, amortization of drydock costs and amortization of intangibles permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings. However, the Company's definition of such measures may differ from other companies reporting similarly named measures, and such measures are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as an alternative to net income or net loss or cash flow from operating activities as indicators of operating performance or liquidity.  Instead, such performance measures should be viewed in addition to, and not in lieu of, or superior to, our operating performance measures calculated in accordance with GAAP. Reconciliations of such non-GAAP measures to GAAP measures are provided below.
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

Results of Operations for the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016
Selected Financial and Operating Information

(USD in 000's)	Year ended March 31, 2017	Year ended March 31, 2016	$ Change	% Change
Revenue:
Freight and related revenue	$110,516	$123,591	$(13,075)	(10.6)%
Fuel and other surcharges	4,935	11,547	(6,612)	(57.3)%
Outside voyage charter revenue	—	13,306	(13,306)	(100)%
Total	$115,451	$148,444	$(32,993)	(22.2)%
Expenses:
Outside voyage charter fees	—	13,416	(13,416)	(100)%
Vessel operating expenses	67,186	83,362	(16,176)	(19.4)%
Repairs and maintenance	5,932	5,849	83	1.4%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, one-time equity based severance costs, restructuring charges, and impairment charges on retired assets.	$26,847	$32,440	$(5,593)	(17.2)%
OPERATING (LOSS) INCOME	$(279)	$8,447	$(8,726)	(103.3)%

Sailing Days:	3,601	3,911	(310)	(7.9)%
Number of vessels operated:	14	16	(2)	(12.5)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,690	$31,601	$(911)	(2.9)%
Fuel and other surcharges	$1,370	$2,952	$(1,582)	(53.6)%

Expenses per Sailing Day:
Vessel operating expenses	$18,658	$21,315	$(2,657)	(12.5)%
Repairs and maintenance	$1,647	$1,496	$151	10.1%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges, and impairment charges on retired assets during the fiscal years ended March 31, 2017 and March 31, 2016 (USD in 000's):

	Year ended March 31, 2017	Year ended March 31, 2016
Operating (Loss) Income	$(279)	$8,447
Depreciation	20,908	18,915
Amortization of drydock costs	3,104	3,507
Amortization of intangibles	1,001	1,081
Gain on foreign exchange	(2,134)	(68)
Equity-based severance costs	—	558
Restructuring charges	2,375	—
Impairment charges on retired asset	1,872	—
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges, and impairment charges on retired assets.	$26,847	$32,440

The following table summarizes the changes in the components of our revenue and certain expenses during the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Year ended March 31, 2016	3,911	$123,591	$11,547	$13,306	$148,444	$13,416	$83,362	$5,849	$13,935	$31,882
Changes in the twelve month period ended March 31, 2017:
Change attributable to Canadian dollar exchange rate	—	(781)	(29)	—	(810)	—	(415)	(32)	(54)	(309)
Net change on a constant currency basis	(310)	(12,294)	(6,583)	—	(18,877)	—	(15,761)	115	1,605	(4,836)
Changes in outside voyage charter revenue and fees on a constant currency basis	—	—	—	(13,306)	(13,306)	(13,416)	—	—	—	110
Total Change	(310)	$(13,075)	$(6,612)	$(13,306)	$(32,993)	$(13,416)	$(16,176)	$83	$1,551	$(5,035)
Year ended March 31, 2017	3,601	$110,516	$4,935	$—	$115,451	$—	$67,186	$5,932	$15,486	$26,847
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, restructuring charges, and impairment charges on retired assets.
Total revenue during the year ended March 31, 2017 was $115.5 million, a decrease of 22.2%, compared to $148.4 million during the year ended March 31, 2016. Approximately $13.3 million of the decrease was attributable to the elimination of outside voyage charter revenue, as the Company met all of its customers' needs with Company-operated vessels. Approximately $6.6 million of the decrease was related to a reduction in fuel and other surcharges. In addition, Sailing Days (which we define as days a vessel is crewed and available for sailing) decreased by 310 days during the year ended March 31, 2017 compared to the year ended March 31, 2016. The decrease in Sailing Days was the result of the Company's decision not to operate two of its bulk carriers that carry grain for a significant percentage of the sailing season. The decision not to operate one of the bulk carriers was the result of the loss of a time charter contract that the counter party bought out in the last quarter of fiscal year 2016. This vessel re-entered service in September 2016 and operated for the remainder of the 2016 sailing season. In addition, the Company elected not to operate one of its US flagged self unloaders in the 2016 sailing season because the return on capital expected to be generated by the vessel did not merit the capital investment required to maintain the vessel. These factors were partially offset by the introduction of the Company’s newest vessel, which was introduced in November 2015, contractual price increases, new business from our existing customers realized during the sailing season and higher water levels. On a constant currency basis, our total revenue decreased 21.7%, or $18.9 million, during the year ended March 31, 2017 compared to the year ended March 31, 2016.
Freight and other related revenue generated from Company-operated vessels decreased $13.1 million or 10.6%, to $110.5 million during the year ended March 31, 2017 compared to $123.6 million during the year ended March 31, 2016. The decline was primarily a result of a 310 day decrease in Sailing Days due to the Company’s decision to operate two fewer vessels as discussed previously. On a constant currency basis, freight and other related revenue decreased 9.9%, or $12.3 million, during the year ended March 31, 2017 compared to the year ended March 31, 2016.
According to the Lake Carriers' Association, during the twelve month period ended March 31, 2017, U.S.-flagged vessels on the Great Lakes experienced a 3.9% decrease in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 26.9% decrease of coal tonnage carried and a 9.3% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the year ended March 31, 2017 decreased by 12.8% compared to the year ended ended March 31, 2016, which included tons carried on outside vessel charter equipment. Our tonnage carried on vessels that we operated during the twelve month period ended March 31, 2017 decreased by 5.4% compared to the year ended March 31, 2016.  During the twelve month period ended March 31, 2017, our construction aggregates tonnage hauled decreased 12.3%, compared to the twelve month period ended March 31, 2016 due to weaker customer demand. Our coal tonnage decreased 36.2% compared to the twelve month period ended March 31, 2016 due to weaker customer demand and timing difference of shipments. Salt tonnage decreased by 22.6% compared to the twelve month period ended March 31, 2016 due to below average precipitation in the Great Lakes region during the past winter. Total iron ore tons carried increased by 5% during the year ended March 31, 2017 compared to the year ended March 31, 2017 due to new business wins and a customer reverting back to its traditional trade pattern.

We operated fourteen vessels (the “Operated Vessels”) during the year ended March 31, 2017, compared to operating fifteen vessels during the year ended March 31, 2016 (excluding the M.V. Manitoulin which was placed into service on November 22, 2015). We operated a total of 3,601 Sailing Days in the year ended March 31, 2017, compared to 3,911 Sailing Days in the prior year period. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 275 Sailing Days in the sailing season, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 257 Sailing Days during the year ended March 31, 2017 compared to an average of 241 Sailing Days during the year ended March 31, 2016. This change in Sailing Days was due to weaker customer demand at the start of the 2016 sailing season compared to the start of the 2017 sailing season. Our Operated Vessels operated for 93.5% of the theoretical maximum Sailing Days for the year ended March 31, 2017, compared to 93.4% of the theoretical maximum Sailing Days for the year ended March 31, 2016.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 285 Delay Days during the year ended March 31, 2017 compared to 343 Delay Days during the year ended March 31, 2016. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 7.9% during the year ended March 31, 2017 compared to 8.8% during the year ended March 31, 2016.

Freight and related revenue per Sailing Day decreased to $30,690 per Sailing Day during the year ended March 31, 2017 compared to $31,601 per Sailing Day during the year ended March 31, 2016. This revenue decrease was primarily due to a change in the mix of cargos carried, partially offset by reduced Delay Days. On a constant currency basis, freight and related revenue per Sailing Day decreased $217 per Sailing Day during the year ended March 31, 2017 compared to the year ended March 31, 2016.
We had no outside voyage charter revenue in the year ended March 31, 2017 compared to $13.3 million during the year ended March 31, 2016. We have transferred tonnage carried on outside chartered vessels during the 2015 sailing season to our newest vessel, which was placed into service in November 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges decreased $6.6 million, or 57.3%, to $4.9 million during the year ended March 31, 2017 compared to $11.5 million during the year ended March 31, 2016. Fuel and other surcharges per Sailing Day decreased by $1,582, or 53.6%, to $1,370 per Sailing Day during the year ended March 31, 2017 compared to $2,952 per Sailing Day during the year ended March 31, 2016. These decreases were primarily attributable to reduced fuel prices during the year ended March 31, 2017 compared to the year ended March 31, 2016. On a constant currency basis, fuel and other surcharges decreased 57.0% or $6.6 million, during the year ended March 31, 2017 compared to the year ended March 31, 2016.
Vessel operating expenses decreased $16.2 million, or 19.4%, to $67.2 million during the year ended March 31, 2017 compared to $83.4 million during the year ended March 31, 2016. The decrease was primarily due to reduced Sailing Days, reduced fuel prices and operating efficiencies as a result of cost efficiency initiatives undertaken during the year ended March 31, 2017 compared to the year ended March 31, 2016. Vessel operating expenses per Sailing Day decreased $2,657, or 12.5%, to $18,658 per Sailing Day during the year ended March 31, 2017 from $21,315 per Sailing Day during the year ended March 31, 2016. On a constant currency basis, vessel operating expenses decreased 18.9%, or $15.8 million, during the year ended March 31, 2017 compared to the year ended March 31, 2016.
Repairs and maintenance expenses, which primarily consist of expensed winter work, were relatively flat at $5.9 million during the year ended March 31, 2017. Repairs and maintenance expenses per Sailing Day increased $151 to $1,647 per Sailing Day during the year ended March 31, 2017 compared to $1,496 per Sailing Day during the year ended March 31, 2016. On a constant currency basis, repairs and maintenance expenses increased $115 thousand during the year ended March 31, 2017 compared to the year ended March 31, 2016.
Our general and administrative expenses were $15.5 million during the year ended March 31, 2017 compared to $13.9 million during the year ended March 31, 2016. Approximately $0.6 million of the increase in general and administrative expenses relates to a one-time third-party strategic review to evaluate a number of capital allocation and cost reduction opportunities and to one time fees and expenses associated with obtaining waivers from our lenders under our credit facilities. The remainder of the increase is attributable to duplicative headcount costs associated with the streamlining of certain functions, locations and the management structure to support our business. Excluding these one-time charges, compensation and benefits expenses increased modestly. Our general and administrative expenses equaled 14.0% and 11.3% of freight and related revenue for the years ended March 31, 2017 and March 31, 2016, respectively.
In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, we recorded expenses of $2,375 as restructuring costs. We believe that this initiative has been completed. We expect to realize the benefits of our restructuring costs through lower costs and increased operating efficiencies in future periods. Approximately 63% of the restructuring charge relates to contractual severance payments to our former Executive Vice Chairman and President of our subsidiaries, Lower Lakes Towing and Grand River Navigation.
Depreciation expense was $20.9 million during the year ended March 31, 2017 and $18.9 million for the year ended March 31, 2016. This increase of $2.0 million was primarily attributable to winter 2016 capital expenditures and depreciation attributable to our newest vessel that was placed in service in November 2015.
Amortization of drydock costs was $3.1 million during the year ended March 31, 2017 compared to $3.5 million for the year ended March 31, 2016. The Company amortized the deferred drydock costs of eleven vessels during the year ended March 31, 2017 compared to thirteen vessels during the year ended March 31, 2016.
Gain on foreign exchange during the year ended March 31, 2017 was $2.1 million compared to a gain of $0.1 million during the year ended March 31, 2016. Gain or loss on foreign exchange primarily relates to a translation of $41.6 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1.9 million including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the year ended March 31, 2017 was $107 thousand versus operating income of $0.9 million for the year ended March 31, 2016.
As a result of the items described above, operating loss during the year ended March 31, 2017 was $0.3 million compared to operating income of $8.4 million during the year ended March 31, 2016.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) loss on foreign exchange, one-time equity based severance costs, restructuring charges, and impairment charges on retired assets decreased $5.6 million, or 17.2%, to $26.8 million during the year ended March 31, 2017 from $32.4 million during the year ended March 31, 2016.
Interest expense, which is net of capitalized interest and includes $5.1 million of amortization of deferred financing costs, increased by $7.0 million or 56.2% to $19.5 million during the year ended March 31, 2017 from $12.5 million during the year ended March 31, 2016. This increase in interest expense was primarily attributable to accelerated amortization of deferred financing costs of $3.8 million related to second lien debt, additional pay-in-kind interest of $1.0 million related to the first quarter covenant breach of our credit facilities and a higher average debt balance compared to the year ended March 31, 2016 related to borrowing for the new vessel. There was no capitalized interest for the year ended March 31, 2017 versus $1.2 million for the year ended March 31, 2016. Cash interest expense during the year ended March 31, 2017 equaled $13.4 million compared to $12.3 million for the year ended March 31, 2016.
Our loss before income taxes was $19.7 million during the year ended March 31, 2017 compared to a loss of $4.0 million during the year ended March 31, 2016.
Our effective tax benefit rate for fiscal year ended March 31, 2017 was 7.6% on pre-tax loss of $19.7 million resulting in an income tax benefit of $1.5 million. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our U.S. NOL was $70.8 million as of March 31, 2017. However, foreign and state income tax benefit in the amount of $30 thousand for Corporate Minimum Tax is receivable in cash. We also have unused Canadian NOL of CDN $21.6 million as of March 31, 2017.
Our effective tax rate for the fiscal year ended March 31, 2016 was (5.8)% on pre-tax loss of $4.0 million, resulting in an income tax expense of $0.2 million.
Our current effective tax expense is primarily driven by the change in the valuation allowance against our U.S. federal net deferred tax assets. The Company is required to establish a valuation allowance when future deductibility is uncertain. In fiscal year ended March 31, 2014,we established a $4.1 million reserve or valuation against our U.S. federal net deferred tax assets. As of fiscal year ended March 31, 2017, our valuation allowance related primarily to our U.S. federal net deferred tax assets has continued to increase to $12.3 million.
Our income tax benefit was $1.5 million during the fiscal year ended March 31, 2017 compared to an income tax expense of $0.2 million during the fiscal year ended March 31, 2016. The decrease in income tax expense was due to a higher net loss before income taxes, coupled with the change in the valuation allowance during the fiscal year ended March 31, 2017, compared to the fiscal year ended March 31, 2016.
Our net loss before preferred stock dividends was $18.2 million during the year ended March 31, 2017 compared to net loss before preferred stock dividends of $4.2 million during the year ended March 31, 2016.
We accrued $1.6 million for dividends on our preferred stock during the year ended March 31, 2017 compared to $1.3 million for the year ended March 31, 2016. This increase is attributable to a 1% increase in the effective rate of preferred dividends, partially offset by the conversion of a small number of preferred shares to common shares during the fiscal year ended March 31, 2016.
Our income applicable to common stockholders was a loss of $19.9 million during the year ended March 31, 2017 compared to a loss of $5.6 million during the year ended March 31, 2016.
The Canadian dollar (CDN) weakened by approximately 0.3% compared to the U.S. dollar (USD) during the year ended March 31, 2017 as compared to the year ended March 31, 2016, averaging approximately $0.762 USD per CDN during the year ended March 31, 2017 compared to approximately $0.764 USD per CDN during the year ended March 31, 2016. The Company's balance sheet translation rate decreased from $0.770 USD per CDN at March 31, 2016 to $0.752 USD per CDN at March 31, 2017.
During the year ended March 31, 2017, the Company operated an average of five vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the years ended March 31, 2017 and 2016, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during each of the years ended March 31, 2017 and 2016, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 0.3% during the year ended March 31, 2017 compared to the year ended March 31, 2016.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the years ended March 31, 2017 and March 31, 2016.

As of June 30, 2017, certain events of default have occurred under our credit facilities for which we have received waivers from our lenders, as discussed under “Debt” below.  Provided no new events of default occur (or that additional waivers for any such new events of default are obtained), and assuming the conditions in any such waivers are satisfied, we expect to be allowed to request additional funds under our credit facilities, which, together with cash generated from operations, we anticipate will enable the Company to pay its ordinary and current expenses for the next twelve months and continue as a going concern. The balances outstanding under our credit facilities have been reclassified as short-term obligations within the Company’s Consolidated Balance Sheet at March 31, 2017, due to the Company’s expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve-month period, and, as a result of such debt reclassification, as discussed in Note 2 in the accompanying consolidated financial statements, the Company's Independent Registered Public Accountants report included with the consolidated financial statements contains an emphasis-of-matter paragraph  in which they express substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities, other than as previously discussed, that might be necessary should we be unable to continue as a going concern.
As described under “Debt” below, the current series of waivers we are operating under require us, among other things, to consummate a recapitalization transaction with our Second Lien Lender in order to avoid a further default. We are in discussions with our Second Lien Lender with respect to such a recapitalization transaction, but the terms of a potential recapitalization transaction have not yet been agreed upon, and there can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. Moreover, the terms of any such recapitalization transaction could result in a significant or complete loss of value to the holders of the Company’s common stock.
On September 20, 2016, we received a letter from Nasdaq providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). We received an initial grace period until March 20, 2017 to regain compliance. On March 21, 2017, we were afforded an additional 180-day grace period until September 18, 2017, but if we fail to regain compliance, our common stock could be delisted and this would likely further depress the value of our common stock and negatively impact our liquidity. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules.

Net cash provided by operating activities during the year ended March 31, 2017 was $5.2 million, a decrease of $18.0 million, from $23.2 million during the year ended March 31, 2016. The decrease in cash provided by operating activities was primarily attributable to reduced cash earnings for the year ended March 31, 2017, a higher accounts receivable balance due to the timing of customer deliveries and cash collections, a higher cash outflow on drydock costs paid and a lower accounts payable balance compared to the year ended March 31, 2016.

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the years ended March 31, 2017 or 2016.
Net cash used in investing activities decreased by $32.3 million to $12.9 million during the year ended March 31, 2017 from net cash used of $45.2 million during the year ended March 31, 2016. This decrease was primarily due to higher capital expenditures on the conversion of our newest vessel to a self-unloading vessel for the year ended March 31, 2016. This new vessel was placed into service in November 2015.
Net cash provided by financing activities decreased $10.8 million to $8.1 million provided during the year ended March 31, 2017 compared to $18.9 million during the year ended March 31, 2016. The decrease is attributable to higher borrowings under our senior credit facilities in the year ended March 31, 2016, related to the new vessel placed in service in November 2015.
Debt

We had total debt outstanding of $200.3 million at March 31, 2017 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $119.7 million and our Second Lien Credit Agreement (defined below) of $80.6 million, both presented net of unamortized debt issuance costs.

First Lien Credit Agreement

On March 27, 2015, Rand and certain of its subsidiaries entered into a credit agreement (as amended from time to time, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings Corp. and Rand Finance Corp., each of which is a direct or indirect wholly-owned subsidiary of Rand and Rand itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Ship Repair is a guarantor of all Canadian obligations under the First Lien Credit Agreement and is an indirect wholly-owned subsidiary of Rand (the “Canadian Guarantor”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then-existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

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

The credit facilities (the "Credit Facilities") under the First Lien Credit Agreement consist of:

•
A revolving credit facility under which Lower Lakes Towing may borrow up to US $80 million (CDN or USD currency to be selected by Lower Lakes Towing) with a final maturity date of March 31, 2019 (the "Canadian Revolving Facility");

•
A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $90 million with a final maturity date of March 31, 2019 (the "U.S. Revolving Facility," and collectively with the Canadian Revolving Facility, the "Revolving Facilities");

•
A swing line facility under which Lower Lakes Towing may borrow up to the lesser of CDN $8 million and the CDN maximum borrowing availability less the outstanding balance of the Canadian Revolving Facility, with a final maturity date of March 31, 2019 (the "Canadian Swing Line Facility"); and

•
A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility, with a final maturity date of March 31, 2019 (the "U.S. Swing Line Facility").

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

The effective interest rates at March 31, 2017 were 3.70% (3.60% at March 31, 2016) on the Canadian Revolving Facility and 3.81% (3.37% at March 31, 2016) on the U.S. Revolving Facility.

The applicable margin to the BA Rate, Canadian Prime Rate, Canadian Base Rate, U.S. Base Rate and the LIBOR Rate is subject to specified changes depending on the Senior Funded Debt to EBITDA Ratio (as defined in the First Lien Credit Agreement). The Borrowers will also pay a monthly commitment fee at an annual rate of 0.25% on the undrawn committed amount available under the Revolving Facilities, which rate shall increase to 0.375% in the event the undrawn committed amount is greater than or equal to 50% of the aggregate committed amount under the Revolving Facilities.

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

On February 9, 2016, the parties to the First Lien Credit Agreement executed an Amendment No. 1 and Waiver Agreement pursuant to which the lenders under the First Lien Credit Agreement (i) waived breach of the Minimum Fixed Charge Coverage Ratio and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the First Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May

31, 2016. On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement ("Amendment No. 2") pursuant to which the lenders under the First Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA Ratio covenant therein, calculated as of June 30, 2016. Amendment No. 2 also modified the Maximum fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limited the expectations to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by the Company, provided for additional fees, and incorporated new restrictions on certain Company activities. On September 13, 2016, the parties to the First Lien Credit Agreement entered into Amendment No. 3 to Credit Agreement pursuant to which immaterial corrections were made to certain definitions.

On June 1, 2017, the parties to the First Lien Credit Agreement entered in to an Amendment No. 4 and Waiver to Credit Agreement (“Amendment No. 4”), pursuant to which the lenders under the First Lien Credit Agreement waived, during the First Lien Waiver Period (as defined below), the Company’s failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). Under Amendment No. 4, the First Lien Waiver Period ends on the earliest to occur of (i) any Event of Default (other than the Specified Default) under the First Lien Credit Agreement or the Second Lien Credit Agreement (as defined below), (ii) the commencement of any legal proceeding by any of the Credit Parties which would enjoin the First Lien Agent or lenders from enforcing their rights under the First Lien Wavier, (iii) three (3) business days following the termination of negotiations among the Credit Parties and the Second Lien Lender (as defined below) of a potential recapitalization transaction involving the Company and (iv) June 14, 2017. Amendment No. 4, among other things, further provides for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) continuation of certain rights of the First Lien Agent applicable during an Event of Default during the First Lien Waiver Period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on the Company's right to designate a LIBOR based interest rate for new loans under the First Lien Credit Agreement. Finally, Amendment No. 4 provides for an Event of Default under the First Lien Credit Agreement if the Company has not agreed to a recapitalization transaction with the Second Lien Lender by June 30, 2017, on terms reasonably satisfactory to the First Lien Agent.

As of June 14, 2017, the parties to the First Lien Credit Agreement entered into a First Amendment to Amendment No. 4 pursuant to which the waiver provided in Amendment No. 4 was extended to June 30, 2017, subject to the other terms and conditions of the Amendment No. 4. As discussed in Part II, Item 9B, effective as of June 30, 2017, the Company and these lenders entered into a Second Amendment to Amendment No. 4 pursuant to which the waiver period under the First Amendment to Amendment No. 4 was extended and certain covenant breaches were waived by these lenders. Such disclosure is incorporated herein by reference.

As of March 31, 2017, the aggregate principal amount outstanding under the First Lien Credit Agreement was $119.7 million. Except as set forth in the Second Amendment to Amendment No. 4, as of the date of this filing, Rand was in compliance with the covenants set forth in the First Lien Credit Agreement

Second Lien Credit Agreement

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

The effective interest rates at March 31, 2017 were 13.75% (10.75% at March 31, 2016) on each of the Second Lien CDN Term Loan and the Second Lien U.S. Term Loan. This increase is attributable to 3% pay-in-kind ("PIK") interest for the six month period ended March 31, 2017, related to the Fourth Amendment, as discussed hereunder.

Obligations under the Second Lien Credit Agreement are secured by the second-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Second Lien Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower.

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

On April 11, 2014, the parties under the Second Lien Credit Agreement entered into a First Amendment to the Second Lien Credit Agreement, which extended the due date of certain post-closing deliverables. On March 27, 2015, the parties to the Second Lien Credit Agreement entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, the parties to the Amended Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the lenders under the Second Lien Credit Agreement (i) waived breach of the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio, and the Maximum Total Funded Debt to EBITDA Ratio covenants contained in the Amended Second Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the "Fourth Amendment") pursuant to which the lenders under the Second Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Fourth Amendment also modified the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by the Company, incorporated new restrictions on certain Company activities, provided for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to the Company's progress towards a refinancing of the Second Lien Credit Agreement.

On June 1, 2017, the parties under the Second Lien Credit Agreements entered in to a Fifth Amendment and Waiver to Credit Agreement (the “Fifth Amendment”), pursuant to which the Second Lien Lender waived, during the Second Lien Waiver Period (as defined below), the Company’s failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). Under the Fifth Amendment, Second Lien Waiver Period ends on the earliest to occur of (i) any Event of Default (other than the Specified Default) under the First Lien Credit Agreement or the Second Lien Credit Agreement, (ii) the commencement of any legal proceeding by any of the Credit Parties which would enjoin the Second Lien Lender from enforcing its rights under the Second Lien Wavier, (iii) three (3) business days following the termination of negotiations among the Credit Parties and the Second Lien Lender of a potential recapitalization transaction involving the Company, the terms of which have not yet been proposed by the Company or the Second Lien Lender and (iv) June 14, 2017. The Fifth Amendment, among other things, further provides for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) extension of certain rights of the Agent applicable during an Event of Default during the Second Lien Waiver Period to the Second Lien Lender and continuation of certain of such rights during the Second Lien Waiver Period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on the Company's right to designate a LIBOR based interest rate for new loans under the Second Lien Credit Agreement. Finally, the Fifth Amendment provides for an Event of Default under the Second Lien Credit Agreement if the Company has not agreed to a recapitalization transaction with the Second Lien Lender by June 30, 2017.

As of June 14, 2017, the parties to the Second Lien Credit Agreement entered into a First Amendment to Fifth Amendment pursuant to which the waiver provided in the Fifth Amendment was extended to June 30, 2017, subject to the other terms and conditions of the Fifth Amendment. As discussed in Part II, Item 9B, effective as of June 30, 2017, the Company and these lenders entered into a Second Amendment to the Fifth Amendment pursuant to which the waiver period under the First Amendment to the Fifth Amendment was extended and certain covenant breaches were waived by these lenders. Such disclosure is incorporated herein by reference.

The Second Lien Credit Agreement also contemplates a $5.6 million incremental loan that was required in connection with certain borrowings under the First Lien Credit Agreement towards the delivery of our newest vessel at the end of 2015.  This incremental loan was made on September 28, 2015.

As of March 31, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $80.6 million. Except as set forth in the Second Amendment to the Fifth Amendment, as of the date of this filing, Rand was in compliance with the covenants set forth in the Second Lien Credit Agreement.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and Second Lien Credit Agreement described above, on March 27, 2015, Rand and certain of its subsidiaries entered into an Intercreditor Agreement (the "Intercreditor Agreement") with Bank of America, N.A., as the agent for the lenders under the First Lien Credit Agreement (the "First Lien Lenders") and Guggenheim Corporate Funding, LLC, as the agent for the lender under the Second Lien Credit Agreement (the "Second Lien Lender"). Under the Intercreditor Agreement, the Second Lien Lender has agreed to subordinate our obligations to them to the repayment of our obligations to the First Lien Lenders and have further agreed to subordinate their liens on our assets to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lender is permitted to receive regularly scheduled principal and interest payments under the Second Lien Credit Agreement.

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
As of March 31, 2017, the Company had $3.6 million of unpaid accrued dividends on its preferred stock compared to $1.9 million at March 31, 2016. This increase is attributable to an increase in the effective rate of preferred dividends and unpaid dividend from previous year. As of March 31, 2017, the effective rate of preferred dividends was 9.75% as compared to 8.75% at March 31, 2016.

Investments in Capital Expenditures and Drydockings
We incurred $16.3 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2017 compared to $46.4 million in paid and unpaid capital expenditures and drydock expenses during the fiscal year ended March 31, 2016. The higher capital expenditures for the fiscal year ended March 31, 2016 were related to our new vessel that was placed into service in November 2015.
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
Consistent with shipping industry practice, other than inspection of the physical condition of the vessels and examinations of classification society records, we do not typically engage in historical financial due diligence when we acquire vessels. Accordingly, in such circumstances, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make vessel acquisitions, nor do we believe it would be helpful to potential investors in our stock in assessing our business or profitability.
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
When we purchase a vessel and assume or renegotiate contracts of affreightment associated with the vessel, we must take the following steps before the vessel will be ready to commence operations:

•	obtain the customer's consent to us as the new owner, if applicable;

•	arrange for a new crew for the vessel;

•	replace all hired equipment on board, such as gas cylinders and communication equipment;

•	negotiate and enter into new insurance contracts for the vessel through our own insurance brokers; and

•	implement a new planned maintenance program for the vessel.

The following discussion is intended to provide an understanding of how acquisitions of vessels affect our business and results of operations.
Our business is comprised of the following main elements:

•	employment and operation of our drybulk vessels;

•	scheduling our vessels to satisfy customer's contracts of affreightment; and

•	management of the financial, general and administrative elements involved in the conduct of our business and ownership of our drybulk vessels.

The employment and operation of our vessels requires the following main components:

•	vessel maintenance and repair;

•	crew selection and training;

•	vessel spares and stores supply;

•	planning and undergoing drydocking, special surveys and other major repairs;

•	organizing and undergoing regular classification society surveys;

•	contingency response planning;

•	onboard safety procedures auditing;

•	accounting;

•	vessel insurance arrangement;

•	vessel scheduling;

•	vessel security training and security response plans (ISPS);

•	obtain ISM (International Safety Management) certification and audit for each vessel within six months of taking over a vessel;

•	vessel hire management;

•	vessel surveying; and

•	vessel performance monitoring.
The management of financial, general and administrative elements involved in the conduct of our business and ownership of our vessels requires the following main components:

•	management of our financial resources, including banking relationships (e.g., administration of bank loans);

•	management of our accounting system and records and financial reporting;

•	management of our human resources;

•	management of our investor relations;

•	administration of the legal and regulatory requirements affecting our business and assets; and

•	management of the relationships with our service providers and customers.

The principal factors that affect our profitability, cash flows and stockholders' return on investment include:

•	rates of contracts of affreightment and charterhire;

•	scheduling to match vessels with customer requirements, including dock limitations, vessel trade patterns and backhaul opportunities;

•	weather conditions;

•	vessel incidents;

•	levels of vessel operating expenses;

•	depreciation and amortization expenses;

•	financing costs; and

•	fluctuations in foreign exchange rates.

Critical Accounting Policies and Estimates
Rand's significant accounting policies are presented in Note 3 to its audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included in this annual report on Form 10-K. While all accounting policies affect the financial statements, certain policies may be viewed as critical.
The preparation of financial statements in conformity with GAAP requires the application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Because future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.
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

From time to time, the Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers by the Company.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statements of operations, are recognized as incurred and therefore are recognized ratably over the voyage.

The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statements of operations.

In addition, all revenues are presented on a gross basis.

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs and customer relationships and contracts. Intangible assets are amortized as follows:

Customer relationships and contracts	15 years straight-line

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. On adoption of ASU 2015-03 for the first quarter of the 2017 fiscal year ended March 31, 2017 (as discussed in Note 4), this cost, net of amortization is classified as an offset against our long-term debt and subordinated debt.

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods and periods for property and equipment are as follows:

Vessels	5 - 30 years straight-line
Leasehold improvements	7 - 11 years straight-line
Purchased software	3 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

Impairment of fixed assets and finite-lived intangible assets

Fixed assets (e.g., property and equipment) and finite-lived intangible assets (e.g., customer relationships and contracts) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset group (e.g., tugs and barges) might be no longer recoverable. Examples of such triggering events include, but are not limited to, a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows.

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally sixty (60) months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification processes.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are conducted in January, February, and March of each year when the vessels are not engaged in affreightment activities.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the lesser of the remaining useful life of the upgrade or the asset repaired.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In addition, in March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation, as well as to include some practical expedients and policy elections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers”. The update makes minor changes to ASU 2014-09. The technical corrections affect narrow aspects of the new revenue standard, including: loan guarantee fees, contract costs-impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, scope of the new revenue standard, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, a contract modification example, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds.There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the effect, if any, that adopting these new accounting standards will have on the Company's consolidated financial statements and related disclosures.
Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management's evaluation.

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 for the year ended March 31, 2017. The required disclosures are presented in Note 3.

Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-03 for the first quarter of the 2017 fiscal year and has applied these provisions retrospectively to the prior period presented. As a result of the adoption of this pronouncement, our unamortized deferred financing costs at March 31, 2016 of 4903 were reclassified from intangible assets to an offset against our long-term debt and subordinated debt. The effect of the adoption did not result in a change to equity or net income (See Notes 11, 14 and 15).
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

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The pronouncement provides clarification guidance on certain cash flow presentation issues such as debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.
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
Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of- period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Business Combinations (Topic 805)
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which adds guidance to assist companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses, and provides for a screen to determine when a transaction should be accounted for as the acquisition or disposal of assets and not of a business, potentially reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
Intangibles - Goodwill and Other (Topic 350)
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.
Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
On February 22, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, to clarify the scope of asset derecognition guidance and provide new guidance on the accounting for partial sales of nonfinancial assets. This guidance provides greater detail on what types of transactions should be accounted for within the scope of FASB Accounting Standards Codification (“ASC”) subtopic 610-20. The effective date for this update for public entities is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.
In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The amendments in ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data of Rand Logistics, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F 1.

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

Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the fourth quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2017 based on the criteria set forth in a report entitled 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2017, our internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION
Effective as of June 30, 2017, the parties to the First Lien Credit Agreement entered into a Second Amendment to Amendment No. 4 pursuant to which (i) the waiver with respect to the Company's failure to deliver the Company's audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which the Company shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which the Company shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the lenders waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio covenant for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in the Company's audited financial statements, and (c) certain events of default having occurred under the Second Lien Credit Agreement, as discussed below, in each case, (a) through (c), through July 14, 2017.

Effective as of June 30, 2017, the parties to the Second Lien Credit Agreement entered into a Second Amendment to the Fifth Amendment pursuant to which (i) the waiver with respect to the Company's failure to deliver the Company's audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which the Company shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which the Company shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the lenders waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in the Company's audited financial statements, in each case, (a) and (b), through July 14, 2017.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information, as of July 5, 2017, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our existing equity compensation plan, the Rand Logistics, Inc. 2007 Long-Term Incentive Plan (the "LTIP"). The LTIP expires on July 26, 2017, except with respect to awards then outstanding, which will remain outstanding until exercised, cancelled or expired in accordance with their terms. After July 26, 2017, no further awards shall be granted under the LTIP.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Unvested Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	462,211*	$2.98	25,886
Equity compensation plans not approved by security holders	—	—	—
Total	462,211*	$2.98	25,886
*Includes 120,459 shares of unvested restricted stock

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein:
See Exhibit Index below.

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of September 2, 2005, among Rand Acquisition Corporation, LL Acquisition Corp. and the stockholders of Lower Lakes Towing Ltd. (1)
2.2	Amendment to Stock Purchase Agreement, dated December 29, 2005. (2)
2.3	Amendment to Stock Purchase Agreement, dated January 27, 2006. (3)
2.4	Amendment to Stock Purchase Agreement, dated February 27, 2006. (4)
3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 8, 2016. (6)
3.2	Amended and Restated Certificate of Designations, filed with the Secretary of State of the State of Delaware on August 8, 2006. (7)
3.3	Third Amended and Restated By-laws. (6)
4.1	Specimen Common Stock Certificate. (5)
10.1*	Rand Logistics, Inc. 2007 Long-Term Incentive Plan, dated July 26, 2007. (8)
10.2*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Laurence S. Levy. (9)
10.3*	Employment Agreement, dated June 12, 2013, by and between Rand Logistics, Inc. and Edward Levy. (9)
10.4	Memorandum of Agreement, dated March 11, 2014, by and between Uni-Tankers M/T “Lalandia Swan” ApS and Lower Lakes Towing Ltd. (10)
10.5	Agreement, dated as of September 22, 2014, by and between the Company and JWEST, LLC. (11)
10.6*	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Laurence S. Levy. (12)
10.7*	First Amendment to Employment Agreement, dated November 5, 2014, by and between Rand Logistics, Inc. and Edward Levy. (12)
10.8
Credit Agreement, dated March 27, 2015, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., the guarantors party thereto, Bank of America, N.A., as agent, and the lenders party thereto. (13)

10.9
Term Loan Credit Agreement as of March 27, 2015, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., the guarantors party thereto, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto, as amended. (13)

10.10
Intercreditor Agreement, dated March 27, 2015, by and among Bank of America, N.A., Guggenheim Corporate Funding, LLC, Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., and the obligors party thereto. (13)

10.11*	Offer Letter, dated May 7, 2015, by and between Rand Logistics, Inc. and Mark Hiltwein. (14)
10.12
Amendment No. 1 and Waiver Agreement, dated February 9, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto. (15)

10.13
Third Amendment and Waiver Under Term Loan Credit Agreement, dated February 9, 2016 by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto. (15)

10.14
Amendment No. 2 and Waiver Agreement, dated as of August 26, 2016, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto. (16)

10.15
Fourth Amendment and Waiver To Term Loan Credit Agreement, dated as of August 26, 2016, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and the lenders party thereto. (16)

10.16
Amendment No. 4 and Waiver to Credit Agreement, dated as of May 31, 2017, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto. (17)

10.17
Fifth Amendment and Waiver to Credit Agreement, dated as of May 31, 2017, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and Lightship Capital LLC, as the lender. (17)

10.18
First Amendment to Amendment No. 4 and Waiver to Credit Agreement, dated as of June 14, 2017, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto. (18)

10.19
First Amendment to Fifth Amendment and Waiver to Credit Agreement, dated as of June 14, 2017, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and Lightship Capital LLC, as the lender. (18)

10.20†
Second Amendment to Amendment No. 4 and Waiver to Credit Agreement, dated as of June 30, 2017, by and among Lower Lakes Towing Ltd., Lower Lakes Transportation Company, Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as borrowers, Bank of America, N.A., as agent, and the lenders party thereto.

10.21†
Second Amendment to Fifth Amendment and Waiver to Credit Agreement, dated as of June 30, 2017, by and among Lower Lakes Towing Ltd., Grand River Navigation Company, Inc., Black Creek Shipping Company, Inc., as the credit parties, Guggenheim Corporate Funding, LLC, as agent, and Lightship Capital LLC, as the lender.

21.1†	Subsidiaries of Rand.
23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1†	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant's Amended Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006 (SEC File No. 000-50908).
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2006 (SEC File No. 000-50908).
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006 (SEC File No. 000-50908).
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2006 (SEC File No. 000-50908).
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 30, 2004 (SEC File No. 333-117051).

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2016 (SEC File No. 000-50908).
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 000-50908).
(8)	Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 27, 2012 (SEC File No. 001-33345).
(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2013 (SEC File No. 001-33345).
(10)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2014 (SEC File No. 001-33345).
(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014 (SEC File No. 001-33345).
(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2014 (SEC File No. 001-33345).
(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2015 (SEC File No. 001-33345).
(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015 (SEC File No. 001-33345).
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 9, 2016 (SEC File No. 001-33345).
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2016 (SEC File No. 001-33345).
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2017 (SEC File No. 001-33345).
(18)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2017 (SEC File No. 001-33345).

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

Date: July 5, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Levy	President, Chief Executive Officer and Director	July 5, 2017
Edward Levy	(Principal Executive Officer)

/s/ Mark S. Hiltwein	Chief Financial Officer	July 5, 2017
Mark S. Hiltwein	(Principal Financial Officer)

/s/ Laurence S. Levy	Director	July 5, 2017
Laurence S. Levy

/s/ H. Cabot Lodge, III	Director	July 5, 2017
H. Cabot Lodge, III

/s/ James K. Thompson	Director	July 5, 2017
James K. Thompson

/s/ Michael D. Lundin	Director	July 5, 2017
Michael D. Lundin

/s/ John Binion	Director	July 5, 2017
John Binion

/s/ Robert K. Kurz	Director	July 5, 2017
Robert K. Kurz

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Rand Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Rand Logistics, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rand Logistics, Inc. and its subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $19,871 during the year ended March 31, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $214,282 (after the reclassification of debt from long–term to current in the amount of $200,279). As discussed in Notes 14 and 15, events of default have occurred or are expected to occur upon the expiration of the waiver period under the Company's borrowing arrangements. These conditions, along with other matters set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance for the 2017 and 2016 years related to the presentation of debt issuance costs.

Mississauga, Ontario, Canada	/s/ Grant Thornton LLP
July 5, 2017	Chartered Professional Accountants
Licensed Public Accountants

F 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets
(U.S. Dollars 000’s except for Shares and Per Share data)

	March 31, 2017	March 31, 2016
ASSETS
CURRENT
Cash and cash equivalents	$335	$77
Accounts receivable, net (Note 5)	4,101	2,697
Income taxes receivable	46	47
Prepaid expenses and other current assets (Notes 6 and 9)	6,209	6,320
Total current assets	10,691	9,141
PROPERTY AND EQUIPMENT, NET (Note 8)	214,046	228,504
OTHER ASSETS (Note 9)	41	102
DEFERRED DRYDOCK COSTS, NET (Note 10)	8,802	6,660
INTANGIBLE ASSETS, NET (Note 11)	4,827	5,904
GOODWILL (Note 11)	10,193	10,193
Total assets	$248,600	$260,504
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	9,070	17,822
Accrued liabilities (Note 13)	15,220	8,144
Other current liability	404	776
Income taxes payable	—	34
Current portion of deferred payment liability	—	564
Long-term debt, net, classified as current (Note 14)	119,702	—
Subordinated debt, net, classified as current (Note 15)	80,577	—
Total current liabilities	224,973	27,340
LONG-TERM DEBT, NET (Note 14)	—	112,426
SUBORDINATED DEBT, NET (Note 15)	—	75,317
DEFERRED INCOME TAXES, NET (Note 7)	4,367	5,825
Total liabilities	229,340	220,908
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at March 31, 2017 and at March 31, 2016 (Note 18)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,633,149 shares at March 31, 2017 and 18,359,397 shares at March 31, 2016 (Note 18)	1	1
Additional paid-in capital	91,348	90,993
Accumulated deficit	(76,408)	(56,537)
Accumulated other comprehensive loss	(10,355)	(9,535)
Total stockholders’ equity	19,260	39,596
Total liabilities and stockholders’ equity	$248,600	$260,504

The accompanying notes are an integral part of these consolidated financial statements.

F 3

RAND LOGISTICS, INC.
Consolidated Statements of Operations
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2017	Year ended March 31, 2016
REVENUE
Freight and related revenue	$110,516	$123,591
Fuel and other surcharges	4,935	11,547
Outside voyage charter revenue (Note 19)	—	13,306
TOTAL REVENUE	115,451	148,444
EXPENSES
Outside voyage charter fees (Note 19)	—	13,416
Vessel operating expenses	67,186	83,362
Repairs and maintenance	5,932	5,849
General and administrative	15,486	13,935
Depreciation	20,908	18,915
Amortization of drydock costs	3,104	3,507
Amortization of intangibles	1,001	1,081
(Gain) on foreign exchange, net	(2,134)	(68)
Restructuring charges (Note 21)	2,375	—
Impairment charges on retired asset (Note 8)	1,872	—
TOTAL EXPENSES	115,730	139,997
OPERATING (LOSS) INCOME	(279)	8,447
OTHER INCOME AND EXPENSES
Interest expense (Note 20)	19,463	12,461
Interest and other income	(19)	(14)
Total Other Income and Expenses	19,444	12,447
LOSS BEFORE INCOME TAXES	(19,723)	(4,000)
(RECOVERY) PROVISION FOR INCOME TAXES (Note 7)
Current	(36)	51
Deferred	(1,459)	181
Total (Recovery) Provision for Income Taxes	(1,495)	232
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(18,228)	(4,232)
PREFERRED STOCK DIVIDENDS	1,643	1,333
LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(19,871)	$(5,565)
Net loss per share - basic and diluted (Note 24)	$(1.08)	$(0.31)
Weighted average shares outstanding - basic and diluted	18,411,690	18,045,935

The accompanying notes are an integral part of these consolidated financial statements.

F 4

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Loss
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2017	Year ended March 31, 2016

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	$(18,228)	$(4,232)
Other comprehensive loss:
Change in foreign currency translation adjustment	(820)	(1,723)
COMPREHENSIVE LOSS BEFORE PREFERRED STOCK DIVIDENDS	$(19,048)	$(5,955)

The accompanying notes are an integral part of these consolidated financial statements.

F 5

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances, March 31, 2015	300,000	$14,900	18,035,427	$1	$90,130	$(50,972)	$(7,812)	$46,247
Net loss	—	—	—	—	—	(4,232)	—	(4,232)
Preferred stock dividends	—	—	—	—	—	(1,333)	—	(1,333)
Restricted stock issued (Note 18)	—	—	13,801	—	25	—	—	25
Unrestricted stock issued (Note 18)	—	—	264,814	—	524	—	—	524
Restricted stock units granted	—	—	8,905	—	57	—	—	57
Preferred stock conversion to common stock	(4,520)	(226)	36,450		226	—	—	—
Stock options issued	—	—	—	—	31	—	—	31
Translation adjustment	—	—	—	—	—	—	(1,723)	(1,723)
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(18,228)	—	(18,228)
Preferred stock dividends	—	—	—	—	—	(1,643)	—	(1,643)
Restricted stock issued (Note 18)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 18)	—	—	161,733	—	143	—	—	143
Restricted stock units granted	—	—	8,718	—	60	—	—	60
Stock options issued	—	—	—	—	56	—	—	56
Translation adjustment	—	—	—	—	—	—	(820)	(820)
Balances, March 31, 2017	295,480	$14,674	18,633,149	$1	$91,348	$(76,408)	$(10,355)	$19,260

The accompanying notes are an integral part of these consolidated financial statements.

F 6

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows
(U.S. Dollars 000’s except for Shares and Per Share data)

	Year ended March 31, 2017	Year ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,228)	$(4,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of drydock costs	24,012	22,422
Amortization of intangibles and deferred financing costs	6,094	2,354
Deferred income taxes	(1,459)	181
Impairment charges on retired asset	1,872	—
Equity compensation granted	355	637
Unrealized foreign exchange loss	940	638
Restructuring charges	2,375	—
Deferred drydock costs paid	(3,334)	(2,001)
Changes in operating assets and liabilities:
Accounts receivable	(1,404)	67
Prepaid expenses and other current assets	111	(363)
Accounts payable and accrued liabilities	(5,795)	2,811
Other assets and liabilities, net	(311)	598
Income taxes payable, net	(34)	80
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,194	23,192
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,868)	(45,165)
NET CASH USED IN INVESTING ACTIVITIES	(12,868)	(45,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	(564)	(536)
Proceeds from long-term debt	47,676	42,486
Long-term debt repayment	(36,140)	(22,460)
Debt financing cost	(2,841)	(546)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,131	18,944
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(199)	(192)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	258	(3,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	77	3,298
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$335	$77
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest, net of amount capitalized	$13,287	$10,654
Unpaid purchases of property and equipment	$5,033	$7,131
Unpaid purchases of deferred drydock costs	$3,578	$1,381
Payment of income taxes	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

F 7

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

On March 11, 2014, Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), a wholly-owned subsidiary of Lower Lakes Towing, was incorporated under the laws of Canada. Lower Lakes (17) owned the M. V. Manitoulin, a vessel placed in service in November 2015. As of November 17, 2016, Lower Lakes (17) was amalgamated with and into Lower Lakes Towing with Lower Lakes Towing continuing as the surviving entity.

F 8

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

2.     GOING CONCERN

These audited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As discussed under Notes 14, 15 and 28, the Company is currently operating under a series of short-term waivers under its credit facilities due to the Company’s inability to achieve certain financial covenants under its credit facilities and its failure to consummate a recapitalization transaction with its second lien lender, in order to avoid a further default. Further, the Company incurred a net loss of $19,871 during the year ended March 31, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $214,282 (after the reclassification of debt from long-term to current in the amount of $200,279). The balances outstanding under our credit facilities have been reclassified as short-term obligations within the Company’s Consolidated Balance Sheet at March 31, 2017 due to the Company’s expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve-month period. Together, these factors raise substantial doubt about the Company’s ability to continue as a going concern.The accompanying Report of Independent Registered Public Accounting Firm also indicates that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, other than as previously discussed, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

A significant factor in mitigating the substantial doubt about the Company's ability to continue as a going concern is the Company's ability to restructure or refinance its indebtedness, or complete a consensual recapitalization transaction restructure with its Second Lien Lender. Management is currently in discussions with its Second Lien Lender with respect to such a recapitalization transaction, but the terms of a potential recapitalization transaction have not yet been agreed upon, and there can be no assurance that the Company will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. Moreover, the terms of any such recapitalization transaction could result in a significant or complete loss of value to the holders of the Company’s common stock. If the Company is unsuccessful in restructuring or refinancing its indebtedness, or completing a consensual recapitalization transaction with its Second Lien Lender, it could result in the Company's need to voluntarily seek protection under applicable bankruptcy laws. The bankruptcy process could result in a significant or complete loss of value to the holders of our common stock.

F 9

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings and Black Creek Holdings , wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing, Lower Lakes Transportation and Grand River, each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek, which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair and Lower Lakes (17) (before its amalgamation on November 17, 2016), each of which is a wholly-owned subsidiary of Lower Lakes Towing.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

The majority of the Company’s accounts receivable are amounts due from customers and other accounts receivable, including insurance and Canadian harmonized sales tax refunds.  The majority of accounts receivable are due within 30 to 60 days and are stated as amounts due from customers net of an allowance for doubtful accounts. The Company extends credit to its customers based upon its assessment of their creditworthiness and past payment history. Accounts outstanding longer than the contractual payment terms are considered past due.

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

From time to time, the Company subcontracts excess customer demand to other freight providers.  Service to customers under such arrangements is transparent to the customer and no additional services are provided to customers by the Company.  Consequently, revenues recognized for customers serviced by freight subcontractors are recognized on the same basis as described above.  Costs for subcontracted freight providers, presented as “outside voyage charter fees” in the consolidated statements of operations, are recognized as incurred and therefore are recognized ratably over the voyage.

The Company accounts for sales taxes imposed on its services on a net basis in the consolidated statements of operations.

In addition, all revenues are presented on a gross basis.

F 10

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     SIGNIFICANT ACCOUNTING POLICIES

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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs and customer relationships and contracts. Intangible assets are amortized as follows:

Customer relationships and contracts	15 years straight-line

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. On adoption of ASU 2015-03 for the first quarter of the 2017 fiscal year ended March 31, 2017 (as discussed in Note 4), this cost, net of amortization is classified as an offset against our long-term debt and subordinated debt.

Property and equipment

Property and equipment are recorded at cost.  Depreciation methods and periods for property and equipment are as follows:

Vessels	5 - 30 years straight-line
Leasehold improvements	7 - 11 years straight-line
Purchased software	3 years straight-line
Vehicles	20% declining-balance
Furniture and equipment	20% declining-balance
Computer equipment	45% declining-balance
Communication equipment	20% declining-balance

F 11

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of fixed assets and finite-lived intangible assets

Fixed assets (e.g., property and equipment) and finite-lived intangible assets (e.g., customer relationships and contracts) are tested for impairment upon the occurrence of a triggering event that indicates the carrying value of such an asset or asset group (e.g., tugs and barges) might be no longer recoverable. Examples of such triggering events include, but are not limited to, a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset(s), a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows.

F 12

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally sixty (60) months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification processes.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are conducted in January, February, and March of each year when the vessels are not engaged in affreightment activities.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the lesser of the remaining useful life of the upgrade or the asset repaired.

F 13

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

F 14

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

3.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions used in the preparation of these consolidated financial statements include the assumptions used in the determination of whether there is substantial doubt about the Company's ability to continue as a going concern, the assumptions used in determining the useful lives of long-lived assets, the assumptions used in determining whether assets are impaired, the assumptions used in determining the valuation allowance for deferred income tax assets and the assumptions used in stock-based compensation awards. Actual results could differ from those estimates.

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

The disclosure requirements of ASC 815 and 820 related to the Company’s financial assets and liabilities are presented in Note 23.

F 15

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	RECENTLY ISSUED PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In addition, in March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation, as well as to include some practical expedients and policy elections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers”. The update makes minor changes to ASU 2014-09. The technical corrections affect narrow aspects of the new revenue standard, including: loan guarantee fees, contract costs-impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, scope of the new revenue standard, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, a contract modification example, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds.There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the effect, if any, that adopting these new accounting standards will have on the Company's consolidated financial statements and related disclosures.
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

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 for the year ended March 31, 2017. The required disclosures are presented in Note 3.

F 16

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

4.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This guidance requires that the debt issuance costs related to a recognized term debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-03 for the first quarter of the 2017 fiscal year and has applied these provisions retrospectively to the prior period presented. As a result of the adoption of this pronouncement, our unamortized deferred financing costs at March 31, 2016 of $4,903 were reclassified from intangible assets to an offset against our long-term debt and subordinated debt. The effect of the adoption did not result in a change to equity or net income (See Notes 11, 14 and 15).
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

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The pronouncement provides clarification guidance on certain cash flow presentation issues such as debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.
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

F 17

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

4.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of- period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Business Combinations (Topic 805)
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which adds guidance to assist companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses, and provides for a screen to determine when a transaction should be accounted for as the acquisition or disposal of assets and not of a business, potentially reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
Intangibles - Goodwill and Other (Topic 350)
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.
Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
On February 22, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, to clarify the scope of asset derecognition guidance and provide new guidance on the accounting for partial sales of nonfinancial assets. This guidance provides greater detail on what types of transactions should be accounted for within the scope of FASB Accounting Standards Codification (“ASC”) subtopic 610-20. The effective date for this update for public entities is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

F 18

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

4.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The amendments in ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

5.     ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $113 as of March 31, 2017 and $116 as of March 31, 2016. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2017	March 31, 2016
Prepaid insurance	$302	$1,012
Fuel and lubricant inventories	4,252	3,872
Deposits and other prepaids	1,655	1,436
	$6,209	$6,320

F 19

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	INCOME TAXES

Loss before income taxes was derived from the following sources:

	March 31, 2017	March 31, 2016
United States	$(14,312)	$(5,002)
Foreign	(5,411)	1,002
	$(19,723)	$(4,000)

The components of the provision (benefit) for income taxes are as follows:

	March 31, 2017	March 31, 2016
Current:
Federal	$—	$—
State and local	(3)	17
Foreign	(33)	34
Deferred:
Federal	—	—
State and local	(67)	(106)
Foreign	(1,392)	287
	$(1,495)	$232

The total provision (benefit) for income taxes differs from that amount which would be computed by applying the U.S. Federal and Canadian income tax rates to income (loss) before provision for income taxes as follows:

	Year ended March 31, 2017	Year ended March 31, 2016
Statutory U.S. federal income tax (benefit) rate	34.0%	34.0%
State income taxes	0.3%	2.4%
Foreign income taxes	(2.0)%	0.6%
Imputed interest income	(1.6)%	(9.0)%
Federal valuation allowance	(22.6)%	(27.0)%
Foreign Permanent Items/Other	(0.5)%	(6.8)%
Effective income tax rate	7.6%	(5.8)%

The primary reason the effective income tax rate for fiscal year 2017 is higher than the effective income tax benefit for fiscal year 2016 is due to the changes in the Federal U.S. and foreign valuation allowances, imputed interest income and other foreign permanent items.

In November 2015, the FASB issued Accounting Standards Update 2015-17 that requires deferred tax assets and liabilities to be classified as non-current in the balance sheet. The guidance is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt the guidance during the fourth quarter of the year ended March 31, 2016. All deferred assets and liabilities have been classified as non-current beginning for the period ending March 31, 2016, and forward.

F 20

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	INCOME TAXES (continued)

The significant components of long-term deferred tax assets and liabilities are as follows:

	March 31, 2017	March 31, 2016
Long-term deferred tax assets
Operating loss carry forwards	$30,370	$24,586
Net deferred foreign exchange	1,391	1,321
Other	1,087	958
	32,848	$26,865
Valuation Allowance	(15,573)	(10,239)
Net long-term deferred tax assets	17,275	$16,626
Long-term deferred tax liabilities
Depreciation	(19,807)	$(19,332)
Separately identifiable intangibles	(1,835)	(2,991)
Other	—	(128)
Total long-term deterred tax liabilities	(21,642)	$(22,451)
Net long-term deferred tax liabilities	$(4,367)	$(5,825)

The Company has net long-term deferred tax liabilities of $173 ($241 as of March 31, 2016) in the U.S. federal and state jurisdictions and net long-term deferred tax liabilities of $4,194 ($5,584 as of March 31, 2016) in Canadian jurisdictions. The Company establishes a valuation allowance when it is more likely than not that it will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

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

The Company's position remains unchanged at March 31, 2017 as it relates to the U.S. federal net deferred tax assets, thus a full valuation allowance against the net U.S. Federal, net deferred tax assets continues in existence, resulting in an increase of the valuation allowance by $4,456 during the year ended March 31, 2017 and $1,100 during the year ended March 31, 2016.

The Company determined at March 31, 2015 that the Canadian deferred income tax asset relating to non-capital losses on Lower Lakes Towing would be realized based on performance of the entity and the expected timing of the reversal of the deferred tax liabilities. The Company determined that the deferred income tax assets relating to capital losses and unrealized foreign exchange losses in Lower Lakes Towing would not be realized. As such, a full valuation allowance was recorded against capital losses and unrealized foreign exchange losses in Lower Lakes Towing. The Company also determined that the Canadian deferred income tax assets on Lower Lakes Ship Repair would not be realized based on the uncertainty of future income. As such, a full valuation allowance was recorded against Lower Lakes Ship Repair's deferred tax assets. The Company's position remains unchanged at March 31, 2017 as it relates to the Canadian net deferred tax assets.

F 21

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	INCOME TAXES (continued)

For state tax purposes, the Company is in a net deferred tax liability position of $173 at March 31, 2017, and in a net deferred tax liability position of $241 at March 31, 2016. The net deferred tax positions include valuation allowances of $882 and $339 at March 31, 2017 and March 31, 2016, respectively. In determining the valuation allowance, the Company considered the reversing patterns of tax liabilities on a separate jurisdiction basis and it is expected that a portion of these liabilities will reverse within the period of time available to offset existing deferred tax assets including net operating loss carry-forwards. The Company recorded an increase in the state valuation allowance of $543 during the year ended March 31, 2017.

At March 31, 2017, the Company had unused U.S. federal net operating loss carry-forwards totaling $70,833 that expire between fiscal 2020 and 2037, of which a small portion is subject to Internal Revenue Code section 382 annual limitations. At March 31, 2017, the Company also had unused Canadian net operating loss carry-forwards totaling CDN $21,640 that expire between fiscal 2027 and 2037.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	March 31, 2017	March 31, 2016
Cost
Vessels	$322,820	$319,689
Leasehold improvements	146	88
Furniture and equipment	594	588
Vehicles	15	16
Computer, communication equipment and purchased software	3,727	3,185
	$327,302	$323,566
Accumulated depreciation
Vessels	$110,338	$92,482
Leasehold improvements	61	58
Furniture and equipment	408	351
Vehicles	13	13
Computer, communication equipment and purchased software	2,436	2,158
	$113,256	$95,062
Total Cost less Accumulated Depreciation	$214,046	$228,504

Property and equipment as of March 31, 2017 includes capitalized interest additions during the twelve month period ended March 31, 2017 of $Nil ($1,161 for the fiscal year ended March 31, 2016).

As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long-term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel as of June 30, 2016. The Company has also determined that the carrying value of the vessel is greater than the fair value and hence impairment charges of $1,872 including write-off of unamortized drydock costs were recorded during the three month period ended June 30, 2016. The vessel did not sail during the twelve month period ended March 31, 2017. The operating loss of the vessel, included in the Consolidated Statement of Operations for the twelve month period ended March 31, 2017 was $293 versus operating income of $475 for the twelve month period ended March 31, 2016.

F 22

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

9.	OTHER ASSETS

Other assets classified as non-current include certain customer contract related expenditures, which are amortized over a five-year period. The current portion of such costs represents the amounts expected to be recognized as expenses during the next fiscal year.

	March 31, 2017	March 31, 2016
Customer contract costs	$72	$287
Prepaid expenses and other assets	6,178	6,135
Total	$6,250	$6,422

Current portion (Note 6)	6,209	6,320

Other long-term assets	$41	$102

10.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	March 31, 2017	March 31, 2016
Drydock expenditures	$19,395	$17,930
Accumulated amortization	(10,593)	(11,270)
	$8,802	$6,660

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2015	$7,590
Drydock costs accrued and incurred	2,828
Amortization of drydock costs	(3,507)
Foreign currency translation adjustment	(251)
Balance as of March 31, 2016	6,660
Drydock costs accrued and incurred	5,531
Amortization of drydock costs	(3,104)
Unamortized dry-dock cost write-off for a retired vessel	(138)
Foreign currency translation adjustment	(147)
Balance as of March 31, 2017	$8,802

F 23

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	March 31, 2017	March 31, 2016
Intangible assets:
Customer relationships and contracts	$14,886	$15,122
Total identifiable intangibles	14,886	15,122
Accumulated amortization:
Customer relationships and contracts	10,059	9,218
Total accumulated amortization	10,059	9,218
Net intangible assets	$4,827	$5,904
Goodwill	$10,193	$10,193

As a result of the adoption of ASU 2015-03 "Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (as discussed in Note 4), unamortized deferred financing costs at March 31, 2016 were reclassified from intangible assets to an offset against long-term debt and subordinated debt.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

March 31, 2018	$992
March 31, 2019	993
March 31, 2020	992
March 31, 2021	930
March 31, 2022	353
$4,260

12.	VESSEL ACQUISITION

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

F 24

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2017	March 31, 2016
Deferred financing and other transaction costs	$—	$4
Payroll compensation and benefits	753	786
Preferred stock dividends	3,563	1,920
Professional fees	394	488
Interest	2,393	2,305
Winter work, deferred drydock expenditures and capital expenditures	5,882	834
Capital and franchise taxes	52	12
Restructuring charges (Note 21)	654	—
Other	1,529	1,795
	$15,220	$8,144

F 25

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		March 31, 2017	March 31, 2016
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	46,996	43,120

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	74,200	71,400
		$121,196	$114,520
	Less unamortized debt issuance costs	(1,494)	(2,094)
		119,702	112,426
	Less amounts classified as current	119,702	—
		$—	$112,426

As a result of the covenant violations and other matters described below, the Company has classified the entire balance of this debt as a current liability at March 31, 2017.

The effective interest rates at March 31, 2017 were 3.70% (3.60% at March 31, 2016) on the Canadian Revolving Facility (defined below) and 3.81% (3.37% at March 31, 2016) on the U.S. Revolving Facility (defined below).

On March 27, 2015, the Company and certain of its subsidiaries entered into a credit agreement (as amended from time to time, the “First Lien Credit Agreement”) with Bank of America, N.A., in its capacity as agent and lender, and certain other lenders party thereto. Lower Lakes Towing, Lower Lakes Transportation, Grand River, and Black Creek are borrowers (the “Borrowers”) under the First Lien Credit Agreement. Black Creek, Lower Lakes Transportation, Grand River, Black Creek Holdings, Rand LL Holdings and Rand Finance, each of which is a direct or indirect wholly-owned subsidiary of the Company and the Company itself are guarantors of all United States and Canadian obligations under the First Lien Credit Agreement (collectively, the “U.S. Guarantors”). Lower Lakes Ship Repair is a guarantor of all Canadian obligations under the First Lien Credit Agreement and is an indirect wholly-owned subsidiary of the Company (the “Canadian Guarantor”; and together with the U.S. Guarantors, the “Guarantors”). The proceeds of the First Lien Credit Agreement were used to extinguish certain then-existing indebtedness and to provide working capital financing and funds for other general corporate and permitted purposes.

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

F 26

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

•A revolving credit facility under which Lower Lakes Transportation, Grand River and Black Creek
may borrow up to USD $90,000 with a final maturity date of September 30, 2019 (the “U.S. Revolving
Facility,” and collectively with the Canadian Revolving Facility, the "Revolving Facilities");

•
A swing line facility under which Lower Lakes Towing may borrow up to the lesser of CDN $8,000 and the CDN maximum borrowing availability less the outstanding balance of the CDN revolving line at such time, with a final maturity date of September 30, 2019 (the “Canadian Swing Line Facility”); and

•A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may
borrow the lesser of up to USD $9,000 and the maximum borrowing availability less the outstanding balance of the U.S. Revolving Facility at such time, with a final maturity date of September 30, 2019 (the “U.S. Swing Line Facility”).

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
•U.S. Swing Line Facility: the US Base Rate.

The applicable margin to the BA Rate, Canadian Prime Rate, Canadian Base Rate, US Base Rate and the LIBOR Rate is subject to specified changes depending on the Senior Funded Debt to EBITDA Ratio (as defined in the First Lien Credit Agreement). The Borrowers will also pay a monthly commitment fee at an annual rate of 0.25% on the undrawn committed amount available under the Revolving Facilities, which rate shall increase to 0.375% in the event the undrawn committed amount is greater than or equal to 50% of the aggregate committed amount under the Revolving Facilities.

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of March 31, 2017.

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

On February 9, 2016, the parties to the First Lien Credit Agreement executed an Amendment No. 1 and Waiver Agreement pursuant to which the lenders under the First Lien Credit Agreement (i) waived breach of the Minimum Fixed Charge Coverage Ratio and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the First Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement ("Amendment No. 2") pursuant to which the lenders under the First Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA Ratio covenant therein, calculated as of June 30, 2016. Amendment No. 2 also modified the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limited the expectations to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by the Company, provided for additional fees, and incorporated new restrictions on certain Company

F 27

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

activities. On September 13, 2016, the parties to the First Lien Credit Agreement entered into Amendment No. 3 to Credit Agreement pursuant to which immaterial changes were made to certain definitions.

On June 1, 2017, the parties to the First Lien Credit Agreement entered in to an Amendment No. 4 and Waiver to Credit Agreement (“Amendment No. 4”), pursuant to which the lenders under the First Lien Credit Agreement waived, during the First Lien Waiver Period (as defined below), the Company’s failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). Under Amendment No. 4, the First Lien Waiver Period ends on the earliest to occur of (i) any Event of Default (other than the Specified Default) under the First Lien Credit Agreement or the Second Lien Credit Agreement (as defined below), (ii) the commencement of any legal proceeding by any of the Credit Parties which would enjoin the First Lien Agent or lenders from enforcing their rights under the First Lien Wavier, (iii) three (3) business days following the termination of negotiations among the Credit Parties and the Second Lien Lender (as defined below) of a potential recapitalization transaction involving the Company and (iv) June 14, 2017. Amendment No. 4, among other things, further provides for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) continuation of certain rights of the First Lien Agent applicable during an Event of Default during the First Lien Waiver Period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on the Company's right to designate a LIBOR based interest rate for new loans under the First Lien Credit Agreement. Finally, Amendment No. 4 provides for an Event of Default under the First Lien Credit Agreement if the Company shall not have agreed to a recapitalization transaction with the Second Lien Lender by June 30, 2017, on terms reasonably satisfactory to the First Lien Agent.

As of June 14, 2017, the parties to the Second Lien Credit Agreement entered into a First Amendment to Amendment No. 4 pursuant to which the waiver provided in the Fifth Amendment was extended to June 30, 2017, subject to the other terms and conditions of Amendment No. 4. As discussed in Note 28 - Subsequent Events, effective as of June 30, 2017, the Company and the lenders entered into a Second Amendment to Amendment No. 4 pursuant to which the waiver period under the First Amendment to Amendment No. 4 was extended and certain covenant breaches were waived by the lenders.

As of March 31, 2017, the Company had credit availability of USD $48,373 under the Credit Facilities based on eligible receivables and vessel collateral value, the aggregate principal amount outstanding under the First Lien Credit Agreement was $119.7 million, and Rand was in compliance with the covenants, as amended, as set forth in the First Lien Credit Agreement. Except as set forth in the Second Amendment to Amendment No. 4, as of the date of this filing, Rand was in compliance with the covenants set forth in the First Lien Credit Agreement.

F 28

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		March 31, 2017	March 31, 2016
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$41,645	$39,826

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	40,049	38,300
		81,694	78,126
	Less unamortized debt issuance costs	(1,117)	(2,809)
		80,577	75,317
	Less amounts classified as current	80,577	—
		$—	$75,317

As a result of the covenant violations and other matters described below, the Company has classified the entire balance of this debt as a current liability at March 31, 2017.

The effective interest rates at March 31, 2017 were 13.75% (10.75% at March 31, 2016) on each of the Second Lien CDN Term Loan (defined below) and the Second Lien U.S. Term Loan (defined below). This increase is attributable to 3% pay-in-kind ("PIK") interest for the six month period ended March 31, 2017, related to the Fourth Amendment and Waiver To Term Loan Credit Agreement as discussed below.

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

Obligations under the Second Lien Credit Agreement are secured by the second-priority liens and security interests in substantially all of the assets of the borrowers and the guarantors, including a pledge of all or a portion of the equity interests of the borrowers and the guarantors. The indebtedness of each domestic borrower under the Second Lien Credit Agreement is unconditionally guaranteed by each other domestic borrower and by the guarantors which are domestic subsidiaries, and such guaranty is secured by a lien on substantially all of the assets of each borrower and each guarantor. Each domestic borrower also guarantees the obligations of the Canadian borrower and each Canadian guarantor guarantees the obligations of the Canadian borrower. Under the Second Lien Credit Agreement and subject to the terms of the Intercreditor Agreement (as defined below), the borrowers will be required to make mandatory prepayments of principal on term loan borrowings (i) in the event of certain dispositions of assets and insurance proceeds (all subject to certain exceptions), in an amount equal to 100% of the net proceeds received by the borrowers therefrom, and (ii) in an amount equal to 100% of the net proceeds to a borrower from any issuance of a borrower’s debt or equity securities (all subject to certain exceptions).

F 29

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT (continued)

The Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the outstanding principal amounts of the loans under the Second Lien Credit Agreement being accelerated. The obligations of the borrowers and the liens of the lenders under the Second Lien Credit Agreement are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

On April 11, 2014, the parties under the Second Lien Credit Agreement entered into a First Amendment to the Second Lien Credit Agreement, which extended the due date of certain post-closing deliverables. On March 27, 2015, the parties to the Second Lien Credit Agreement entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Amended Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, the parties to the Amended Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the lenders under the Second Lien Credit Agreement (i) waived breach of the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio, and the Maximum Total Funded Debt to EBITDA Ratio covenants contained in the Amended Second Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the "Fourth Amendment") pursuant to which the lenders under the Second Lien Credit Agreement waived the breach of certain financial and other covenants by the Company, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Fourth Amendment also modified the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by the Company, incorporated new restrictions on certain Company activities, provided for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to the Company's progress towards a refinancing of the Second Lien Credit Agreement.

On June 1, 2017, the parties under the Second Lien Credit Agreements entered in to a Fifth Amendment and Waiver to Credit Agreement (the “Fifth Amendment”), pursuant to which the Second Lien Lender waived, during the Second Lien Waiver Period (as defined below), the Company’s failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). Under the Fifth Amendment, Second Lien Waiver Period ends on the earliest to occur of (i) any Event of Default (other than the Specified Default) under the First Lien Credit Agreement or the Second Lien Credit Agreement, (ii) the commencement of any legal proceeding by any of the Credit Parties which would enjoin the Second Lien Lender from enforcing its rights under the Second Lien Wavier, (iii) three (3) business days following the termination of negotiations among the Credit Parties and the Second Lien Lender of a potential recapitalization transaction involving the Company, the terms of which have not yet been proposed by the Company or the Second Lien Lender and (iv) June 14, 2017. The Fifth Amendment, among other things, further provides for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) extension of certain rights of the Agent applicable during an Event of Default during the Second Lien Waiver Period to the Second Lien Lender and continuation of certain of such rights during the Second Lien Waiver Period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on the Company's right to designate a LIBOR based interest rate for new loans under the Second Lien Credit Agreement. Finally, the Fifth Amendment provides for an Event of Default under the Second Lien Credit Agreement if the Company shall not have agreed to a recapitalization transaction with the Second Lien Lender by June 30, 2017.

F 30

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT (continued)

As of June 14, 2017, the parties to the Second Lien Credit Agreement entered into a First Amendment to Fifth Amendment pursuant to which the waiver provided in the Fifth Amendment was extended to June 30, 2017, subject to the other terms and conditions of the Fifth Amendment. As discussed in Note 28 - Subsequent Events, effective as of June 30, 2017, the Company and the lenders entered into a Second Amendment to the Fifth Amendment pursuant to which the waiver period under the First Amendment to Fifth Amendment was extended and certain covenant breaches were waived by the lenders.

As of March 31, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $80.6 million. Except as set forth in the Second Amendment to Fifth Amendment, as of the date of this filing, Rand was in compliance with the covenants, as amended, set forth in the Second Lien Credit Agreement.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement described above, on March 27, 2015, the Company and certain of its subsidiaries (collectively, the “Credit Parties”) entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the lenders under the First Lien Credit Agreement (the “First Lien Lenders”) and Guggenheim Corporate Funding, LLC, as agent for the lender under the Second Lien Credit Agreement (the “Second Lien Lender”).

Under the Intercreditor Agreement, the Second Lien Lender has agreed to subordinate the obligations of the Credit Parties to them to the repayment of the obligations of the Credit Parties to the First Lien Lenders and have further agreed to subordinate their liens on the assets of the Credit Parties to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lender is permitted to receive regularly scheduled principal and interest payments under the Second Lien Credit Agreement.

F 31

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

16.	COMMITMENTS

The Company did not have any leases that met the criteria of a capital lease as of March 31, 2017 and 2016. Leases that do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Year ended March 31, 2017	Year ended March 31, 2016

Operating leases	$612	$560
Operating sublease	—	175
	$612	$735

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

March 31, 2018	$608
March 31, 2019	547
March 31, 2020	457
March 31, 2021	242
March 31, 2022	111
Thereafter	47
$2,012

As of March 31, 2017, the Company had signed contractual commitments with several suppliers totaling $3,051 ($1,526 as of March 31, 2016) in connection with capital expenditures and drydock projects due in less than one year.

F 32

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claims incidental to the business principally involving commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2017, an accrual of $365 ($305 as of March 31, 2016) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims, however the Company cannot assure that such reserves will be sufficient to cover all costs incurred, or that insurance will be available or sufficient, or that any defenses asserted by management will be successful.

F 33

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

The accrued preferred stock dividends payable at March 31, 2017 were $3,563 and at March 31, 2016 were $1,920. As of March 31, 2017 the effective dividend rate of the preferred stock was 9.75%. As of March 31, 2016, the effective dividend rate of the preferred stock was 8.75%.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At March 31, 2017, a total of 25,886 shares (267,785 shares at March 31, 2016) were available under the LTIP for future awards. The LTIP expires on July 26, 2017, except with respect to awards then outstanding, which will remain outstanding until exercised, cancelled or expired in accordance with their terms.  After July 26, 2017, no further awards shall be granted under the LTIP.

F 34

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	March 31, 2017	March 31, 2016
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	7	102
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	99	285
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	3	1
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	8	3
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	29	—
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

F 35

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through March 31, 2017 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the fiscal year ended March 31, 2017, the Company awarded 161,733 shares for services rendered from April 1, 2016 to March 31, 2017. Grant date fair value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through March 31, 2017 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant, 0.80% to 1.60% for the fiscal 2016 grant and 1.24% for the fiscal 2017 grant. Expected volatility was 39.49% for the fiscal 2009 grant, 33.5% to 37.2% for the fiscal 2016 grant and 42.46% for fiscal 2017 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2017. During the twelve months ended March 31, 2017, 136,267 options expired. During the twelve month period ended March 31, 2016, 306,766 options expired. Options outstanding (341,752) at March 31, 2017 had a remaining weighted average contractual life of approximately three years and three months.

The Company recorded compensation expenses related to such stock options of $56 for the twelve month period ended March 31, 2017 and $31 for the twelve month period ended March 31, 2016. None of the outstanding stock options were in-the-money as of March 31, 2017 or March 31, 2016.

F 36

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

Stock Options:	March 31, 2017		March 31, 2016
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Outstanding - beginning of year	363,019	$3.85	479,785	$5.66
Granted	115,000	1.15	190,000	2.19
Cancelled	(31,056)	5.81	(155,497)	5.81
Cancelled	(30,211)	5.50	(151,269)	5.50
Cancelled	(75,000)	2.19	—	—
Expired	—	—	—	—
Outstanding - end of year	341,752	$2.98	363,019	$3.85

Other data (In thousands except weighted average fair value):	March 31, 2017	March 31, 2016

Weighted average grant date fair value of options granted during year	$0.47	$0.54
Compensation expense	56	31
Unrecognized compensation cost at March 31	54	71
Weighted average remaining life for unrecognized compensation	10 months	2 years, 4 months

	2017	2016
Dividend Yield	None	None
Risk Free Interest Rate	1.24%	0.80%	to	1.60%
Stock Price Volatility	42.5%	33.5%	to	37.2%
Estimated Option Term (months)	70	31	to	72

F 37

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

On September 16, 2010, the Company issued 15,153 shares to a key executive for payment of the fiscal year 2010 bonus. On February 15, 2013, the Company issued 94,993 shares to eligible Canadian and U.S. employees for a bonus. On December 8, 2015, the Company issued 61,622 shares to eligible Canadian and U.S. employees for incentive compensation. On April 1, 2016, the Company issued 1,000 shares to an executive as a signing bonus. Grant date fair value for all these share awards is the average of the high and low trading prices of the Company’s common stock on the date of grant. Each of these share grants were issued under the LTIP and vested immediately.

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31st of each year, beginning on March 31, 2015 and are therefore fully vested as of March 31, 2017. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $60 for the twelve month period ended March 31, 2017 and $57 for the twelve month period ended March 31, 2016. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested. On the third vesting date of March 31, 2017, 8,718 shares vested.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels. The Company was not part of any such arrangements during the twelve months period ended March 31, 2017.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Year ended March 31, 2017	Year ended March 31, 2016
Amortization of deferred financing costs	$5,093	$1,273
Long-term debt-senior	4,757	3,979
Long-term debt-subordinated	9,583	8,266
Interest rate caps	—	6
Deferred payment liability	30	64
Other interest	—	34
Interest capitalized	—	(1,161)
	$19,463	$12,461

F 38

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company has recorded expenses of $2,375 during the three month period ended June 30, 2016 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations." The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. The following table summarizes activities in the restructuring costs accrual balance during the twelve month periods ended on March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Restructuring costs accrual	$2,375	$—
Restructuring costs paid	(1,721)	—
Restructuring costs accrual balance	$654	$—

The restructuring costs accrual balance is included in accrued liabilities (see Note 13).

F 39

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	SEGMENT INFORMATION

The Company has identified one reportable operating segment under ASC 280 “Segment Reporting.”

Information about geographic operations is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016

Revenue by country:
Canada	$67,907	$86,977
United States	47,544	61,467
	$115,451	$148,444

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	March 31, 2017	March 31, 2016
Property and equipment, net by country:
Canada	$107,884	$116,719
United States	106,162	111,785
	$214,046	$228,504
Intangible assets, net by country:
Canada	$2,910	$3,652
United States	1,917	2,252
	$4,827	$5,904
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$131,198	$141,019
United States	117,402	119,485
	$248,600	$260,504

F 40

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
The following table provides the fair value of the foreign currency hedge contracts measured on a recurring basis as of March 31, 2017 and March 31, 2016:

	Fair value measurements at			Fair value measurements at
	March 31, 2017			March 31, 2016
	Carrying value at March 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Carrying value at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Foreign currency hedge contracts	$—	$—	$—	$(268)	$—	$(268)

The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the twelve month period ended March 31, 2017.

The Company recorded a payable of $0 as of March 31, 2017 for the foreign currency hedge contract on the Company’s U.S. dollar denominated subordinated debt owed by Lower Lakes Towing. For the twelve month period ended March 31, 2017, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $3,104 (gain of $795 for the twelve month period ended March 31, 2016). These gains are included in the Company’s earnings, and the fair value of settlement costs to terminate the contracts was included in current liabilities on the Company's consolidated balance sheets.

F 41

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.    FINANCIAL INSTRUMENTS (continued)

The following table sets forth the fair value of the foreign currency hedge instruments as of the dates set forth below:

Derivatives not designated as hedging instrument:	Balance Sheet location	Fair Value as at March 31, 2017	Fair Value as at March 31, 2016
Foreign currency hedge contracts	Accrued liabilities	$—	$(268)

The Company has not designated these contracts as hedging instruments. The changes in fair value of the foreign currency hedge contracts are recorded in earnings as follows:

Derivatives not designated as hedging instrument:	Location of (Gain) Recognized in earnings	Twelve month period ended March 31, 2017	Twelve month period ended March 31, 2016
Foreign currency hedge contracts	(Gain) on foreign exchange	$(3,104)	$(795)

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

In December 2012, the Company entered into two interest rate cap contracts covering 50% of its then outstanding term debt on the date of such contracts at a cap of three month LIBOR at 2.5% on its U.S. term debt borrowings and a cap of three month BA rates at 3.0% on its Canadian term debt borrowings. The notional amount on each of these instruments decreased with each scheduled principal payment of a term loan, notwithstanding the termination of such agreement. The interest rate cap contracts terminated on December 1, 2015 and were not renewed.

Credit risk

Accounts receivable credit risk is mitigated by the diversification of the Company’s customers among industries and the short shipping season.

F 42

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

23.    FINANCIAL INSTRUMENTS (continued)

Liquidity risk

Tightened credit in financial markets or an economic downturn in certain of our markets may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company.  A tightening of credit could (i) result in a decrease in, or cancellation of, existing business, (ii) limit new business, (iii) negatively impact the Company’s ability to collect accounts receivable on a timely basis and (iv) affect the eligible receivables that are collateral for the Company’s lines of credit.  Excluding vessel acquisitions or major vessel conversion contracts, the Company makes seasonal net incremental borrowings under its borrowing arrangements during the first quarter of each fiscal year to fund working capital needed to commence the sailing season. The Company attempts to reduce the amounts outstanding under the related borrowing arrangements during the second half of each fiscal year.

F 43

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

24.	EARNINGS (LOSS) PER SHARE ("EPS")

The Company had a total of 18,633,149 shares of common stock issued and outstanding as of March 31, 2017, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,794,546 and 20,428,838 shares for the twelve month periods ended March 31, 2017 and 2016, respectively. The calculations for the twelve month periods ended March 31, 2017 and March 31, 2016 are anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,411,690 and 18,045,935, respectively. The convertible preferred shares outstanding as of March 31, 2017 and March 31, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Year ended March 31, 2017	Year ended March 31, 2016
Numerator:
Net loss before preferred dividends	$(18,228)	$(4,232)
Preferred stock dividends	(1,643)	(1,333)
Net loss applicable to common stockholders	$(19,871)	$(5,565)
Denominator:
Weighted average common shares for basic EPS	18,411,690	18,045,935
Effect of dilutive securities:
Average price during period	0.90	2.31
Long term incentive stock option plan	356,318	363,019
Average exercise price of stock options	2.98	3.85
Shares that could be acquired with the proceeds of options	—	—
Dilutive shares due to options	—	—
Restricted Stock Units (RSU)-unvested	—	19,467
Average grant date fair value of unvested RSU	—	5.99
Shares that could be acquired with the proceeds of RSU	—	—
Dilutive shares due to RSU	—	—
Incremental shares due to unvested restricted shares	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,382,903
Weighted average common shares for diluted EPS	18,411,690	18,045,935
Basic EPS	$(1.08)	$(0.31)
Diluted EPS	$(1.08)	$(0.31)

F 44

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

25.    RELATED PARTY TRANSACTIONS

Prior to March 1, 2016, the Company occupied office space provided by an affiliate of our former chief executive officer (and a current member of the board of directors). The office space as well as certain office services, were made available to the Company during the term of the affiliate's five-year lease, which ended February 29, 2016. The Company paid the affiliate approximately $14 per month, such that total lease expense paid to such affiliate was $152 in the fiscal year ended March 31, 2016.  The Company reimbursed two affiliates for certain out of pocket costs of $75 in fiscal 2016 for office expenses and other services. The consolidated statement of operations for the fiscal year ended March 31, 2016 includes $227 related to such transactions. In addition, the Company received $150 from the reimbursement of its portion of the affiliate's leased space security deposit in the year ended March 31, 2016. After February 29, 2016, the Company no longer leased this space.

26.    ECONOMIC DEPENDENCE

The Company had two customers in the fiscal year ended March 31, 2017, and one customer in the fiscal year ended March 31, 2016 that accounted for more than 10% of revenue. Customers in excess of 10% of revenues accounted for a total of 26.9% of net revenue in the fiscal year ended March 31, 2017 and 17.2% of net revenue in the fiscal year ended March 31, 2016.

27.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss), which is defined as revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Comprehensive (loss) income is reflected in the Consolidated Statement of Stockholder's equity and Other Comprehensive (Loss) Income. The components of, and changes in, comprehensive income (loss) and accumulated other comprehensive (loss) income consist of translation adjustments arising from the translation of the parent Company accounts in the Canadian subsidiary from Canadian dollar functional currency to U.S. dollar reporting currency. Included in comprehensive (loss) income and accumulated other comprehensive income are the effects of foreign currency translation adjustments loss of $820 in the fiscal year ended March 31, 2017 and loss of $1,723 in the fiscal year ended March 31, 2016.

F 45

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements
(U.S. Dollars 000’s except for Shares and Per Share data)

28.    SUBSEQUENT EVENTS

Effective as of June 30, 2017, the parties to the First Lien Credit Agreement entered into a Second Amendment to Amendment No. 4 pursuant to which (i) the waiver with respect to the Company's failure to deliver the Company's audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which the Company shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which the Company shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the lenders waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio covenant for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in the Company's audited financial statements, and (c) certain events of default having occurred under the Second Lien Credit Agreement, as discussed below, in each case, (a) through (c), through July 14, 2017.

Effective as of June 30, 2017, the parties to the Second Lien Credit Agreement entered into a Second Amendment to the Fifth Amendment pursuant to which (i) the waiver with respect to the Company's failure to deliver the Company's audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which the Company shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which the Company shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the lenders waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in the Company's audited financial statements, in each case, (a) and (b), through July 14, 2017.

F 46