Form 10-K/A
period 2017-03-31
Rand Logistics, Inc.
filed 2017-08-01
CIK 1294250

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2016 was $11,038,088.00.
18,633,149 shares of Common Stock were outstanding at July 28, 2017.

EXPLANATORY NOTE

Rand Logistics, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2017. This Form 10-K/A is being filed to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. This amendment also amends Part II, Item 9B of the Original Filing to update disclosure pertaining to the Company's credit facilities and related matters.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. We also are not including the certificates under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Form 10-K/A.

Except as set forth in this explanatory note, no other changes have been made to the Original Report. This amendment speaks as of the filing date of the Original Report, does not reflect events that may have occurred after the filing date of the Original Report and does not modify or update in any way disclosures made in the Original Report, except as set forth in this explanatory note. This Form 10-K/A should be read in conjunction with the Original Report and with our other filings with the SEC made subsequent to the filing date of the Original Report.

References to “Rand,” “us,” “we,” “Company” and “our” in this Form 10-K/A refer to Rand Logistics, Inc., together with its subsidiaries.

PART II

ITEM 9B.    OTHER INFORMATION.
As of July 14, 2017, the waivers previously obtained from the respective lenders under the Company's first lien and second lien credit facilities expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. The Company continues to pursue, but has not yet obtained, further waivers from the lenders under its credit facility, but in the interim has been permitted to continue to borrow funds under the first lien credit facility. There can be no assurance, however, that the Company will continue to be permitted to borrow under the first lien credit facility pending receipt of applicable waivers, or that the Company will be able to obtain waivers on terms acceptable to the Company, or at all. In this regard, the first lien lenders have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on the company's borrowing ability. Assuming the first lien lenders continue to permit the Company to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company from operations together with funds available for borrowing under the first lien credit facility will be sufficient for the Company to continue to operate its business in the ordinary course, to pay its ordinary and current expenses, and to continue as a going concern.

The Company's discussions with the lender under the second lien credit facility with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, the Company's board of directors has determined to expand its evaluation of strategic alternatives available to the Company, and the Company has engaged a financial advisor to assist in such evaluation.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
The following table sets forth the names, titles and certain biographical information of our directors as of March 31, 2017.

Name of Nominee	Principal Occupation	Age	Year Became a Director
Edward Levy	Chief Executive Officer and President of Rand	53	2015
Michael D. Lundin	Partner, Resilience Capital	57	2008
John Binion	Former Chief Operating Officer of United Maritime Group	47	2013
James K. Thompson	Chairman of the Board of J.B. Hunt Transport Services Inc.	64	2014
Laurence S. Levy	Managing Partner of Hyde Park Holdings, LLC	61	2004
H. Cabot Lodge III	Co-Founder & Senior Managing Director of Crescendo Real Estate Partners Limited	61	2006
Robert K. Kurz	Vice President of Kinder Morgan Terminals & President of its American Petroleum Tankers Division	61	2015
Edward Levy has served as our President since 2006 and as our Chief Executive Officer and President since November 5, 2014. Mr. Levy joined our Board of Directors on January 30, 2015. Mr. Levy was a managing director of CIBC World Markets Corp. from August 1995 through December 2004, and was co-head of CIBC World Markets Corp.’s Leveraged Finance Group from June 2001 until December 2004. From February 1990 to August 1995, Mr. Levy was a managing director of Argosy Group L.P., a private investment banking firm. Mr. Levy is currently a director of Derby

Industries. From its inception in August 2006 until its acquisition of Essex Crane Rental Corp. in October 2008, Mr. Levy served as President and a member of the Board of Hyde Park Acquisition Corp., and from October 2008 until June 9, 2015, Mr. Levy served as Vice-Chairman of the Board of Directors of Essex Rental Corp. From 2006 to 2015, Mr. Levy was a director and officer of Hyde Park Acquisition Corp. II, a once publicly traded special purpose acquisition company. From July 1999 until March 2005, he was also a director of Booth Creek Ski Holdings, Inc., a reporting company under the Exchange Act that owns and operates six (6) ski resort complexes encompassing nine (9) separate resorts. Mr. Levy has also been a member of the board of directors of a number of privately-held companies. Mr. Levy received a Bachelor of Arts degree from Connecticut College. Mr. Levy is not related to Laurence S. Levy.
Mr. Levy’s position as President and Chief Executive Officer of Rand, together with his many years of experience in board and other leadership positions, make him an invaluable contributor to the Board of Directors.
Michael D. Lundin has been Chairman of our Board of Directors since November 20, 2014 after serving as Lead Independent Director since April 18, 2013. Mr. Lundin joined our Board of Directors in April 2008. During the past five years, Mr. Lundin served as a director of Avtron, Inc., Broder Bros. Co., Great Lakes Calcium, Changing World Technologies, Inc. and multiple Resilience Capital portfolio companies. Mr. Lundin also serves as the non-executive Chairman of Omni Max International, Inc. and a board member of U.S. Concrete, Inc. From December 2002 until February 2008, Mr. Lundin was President, Chief Executive Officer and a director of the Oglebay Norton Company (“Oglebay”), a mining operator, processor, transporter and marketer of industrial minerals and aggregates. Mr. Lundin was employed by Oglebay since 2000. Prior to joining Oglebay, Mr. Lundin served as Vice President and then President/Partner of Michigan Limestone Operations, LP, where he negotiated the partnership’s sale to Oglebay. Mr. Lundin is also an Operating Executive and Chairman of North Coast Minerals of Resilience Capital, a private equity firm focused on small-cap private companies. Mr. Lundin has severed on multiple corporate and not-for-profit boards. Mr. Lundin earned a Bachelor of Science degree in Manufacturing Engineering and Product Development from the University of Wisconsin and a Master of Business Administration degree from Loyola Marymount University.
As a result of approximately nineteen (19) years working in senior executive positions at two (2) Great Lakes organizations that mined, processed and distributed aggregates and operated one of the largest fleets of dry bulk vessels on the Great Lakes, Mr. Lundin, the Chairman of our Board of Directors, has acquired specialized knowledge relevant to our business on the Great Lakes.
John Binion joined our Board of Directors in April 2013. From March 2010 to July 2012, Mr. Binion was Chief Operating Officer and Executive Vice President of United Maritime Group, a leading provider of dry-bulk logistics solutions having revenues of approximately $325 million that operated (i) the largest Jones Act compliant coastwise fleet of dry-bulk carriers and self-unloading vessels, as measured by dead weight tons, (ii) the eighth largest dry cargo barge fleet on the US Inland Waterways, and (iii) the largest dry-bulk terminal on the Gulf of Mexico. From 2004 to 2008, Mr. Binion was co-founder and head of operations of Horizon Maritime LLC, an inland tank barge company. From 2000 to 2004, Mr. Binion was General Manager of Sales for Blessey Marine Services, an inland tank barge company. From 1994 to 2000, Mr. Binion was a shipbroker for L&R Midland, a leading Jones Act tanker brokerage firm. Mr. Binion graduated with a Bachelor of Science degree in Business Administration from Texas A&M University.
As a result of approximately seventeen (17) years working in senior executive positions in four (4) different firms operating in the Jones Act maritime and logistics industry, Mr. Binion has acquired specialized knowledge relevant to our business.
James K. Thompson joined our Board of Directors in November 2014 and is currently the Chairman of the Board of J.B. Hunt Transport Services Inc. Mr. Thompson has spent his entire forty (40) year career at J.B. Hunt. Mr. Thompson was named Chief Financial Officer in 1979, President and Chief Operating Officer in 1986, and the following year was elected Chief Executive Officer. Mr. Thompson has served on the Board of Directors of J.B. Hunt since 1985 and assumed the position of Chairman in 2011. Under Mr. Thompson’s leadership, J.B. Hunt grew from a $20 million trucking company to one of Forbes Magazine’s Best Managed Companies in America and Fortune’s America’s Most Admired Companies with current annual revenues of approximately $7 billion and a market equity capitalization of approximately $10 billion. Mr. Thompson has a Bachelor of Science degree in Business Administration from the University of Arkansas and is a Certified Public Accountant. Mr. Thompson has served as a member of both the University of Arkansas’ Board of Advisors and the Board of Directors for the Arkansas Research Alliance. Mr. Thompson has also served as a member of the Federal Reserve

Bank of St. Louis Transportation Industry Council and as Trustee of GuideStone Financial Services which manages approximately $10 billion in assets.
Mr. Thompson brings to our Board of Directors his extensive experience as a director and officer of a public company in the transportation and logistics industry, as well as his broad financial and management background.
Laurence S. Levy served on our Board of Directors as Chairman and as our Chief Executive Officer from our inception through June 2013. Mr. Levy served as our Executive Chairman from June 2013 until November 2014 and as our Executive Vice Chairman from November 2014 until August 2015. Mr. Levy founded the predecessor to Hyde Park Holdings, LLC in July 1986 and has since served as its chairman. Hyde Park Holdings, LLC is an investor in middle market businesses. Mr. Levy serves as an officer or director of several companies in which Hyde Park Holdings, LLC or its affiliates have made investments. During the past five (5) years, Mr. Levy served on the board of directors of Regency Affiliates, Inc., which was a public company until it terminated its registration with the SEC in October 2010, Essex Rental Corp. ("Essex"), one of North America’s largest providers of lattice-boom crawler crane and attachment rental services before it completed the sale of its operating business in 2017, of which Mr. Levy is Chairman of the Board and also served as chief executive officer from its inception through October 31, 2008. Essex was a public company until it terminated its registration with the SEC in December 2015. During the past five (5) years, Mr. Levy has also been a director and officer of Hyde Park Acquisition Corp. II, a once publicly traded special purpose acquisition company. Mr. Levy received a Bachelor of Commerce degree and a Bachelor of Accountancy degree from the University of Witwatersrand in Johannesburg, South Africa and an M.B.A. from Harvard University, where he graduated as a Baker Scholar. Mr. Levy is a Chartered Accountant (South Africa). Mr. Levy is not related to Edward Levy.
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
H. Cabot Lodge III has been a member of our Board of Directors since 2006. Mr. Lodge is Founder and Senior Managing Director of Crescendo Real Estate Partners Limited, an international merchant bank and advisor company based in New York, Geneva and Nassau. Until April 2012, Mr. Lodge was President of W.P. Carey & Company Limited, an international real estate investment firm specializing in long-term corporate lease finance. In July 2009, Mr. Lodge founded CL Properties LLC, a real estate advisory and corporate net lease management company. Mr. Lodge founded ARC Global Partners LLC in 2006, an international real estate merchant bank. From 2000 to 2006, Mr. Lodge served as an Executive Vice President and a Director of iStar Financial Inc., a public company provider of financing to private and corporate owners of real estate and corporate net lease financing. Mr. Lodge was a founder of American Corporate Real Estate, a corporate net lease fund which was acquired by iStar Financial Inc. in 2000. Prior to that, Mr. Lodge was a managing director and member of the board of directors of W.P. Carey & Co., Inc., a real estate investment bank. Mr. Lodge graduated from Harvard College in 1978 and earned a Master of Business Administration degree from Harvard Business School in 1983.
Having worked for many years as an investment executive and board member of public companies, Mr. Lodge brings a broad financial and management background and experience with public-company corporate governance issues to our Board of Directors.
Robert K. Kurz joined our Board of Directors in February 2015 and is currently Vice President of Kinder Morgan Terminals and the President of their tanker division, American Petroleum Tankers. Mr. Kurz has held a variety of senior roles in the maritime industry including Chief Executive Officer of American Petroleum Tankers Parent LLC from 2010 to 2014. Mr. Kurz was President and Chief Executive Officer of American Shipping Company from November 2007 through December 2009 and spent twenty-five (25) years with Keystone Shipping Co., including six (6) years as President. Mr. Kurz has a Bachelor of Arts degree from Lafayette College and a Masters of Science degree and United States Coast Guard Third Mate License from S.U.N.Y. Maritime College. Mr. Kurz is currently a member of the American Maritime Partnership and a past member of the American Maritime Congress, Labor Management Maritime Committee, OceanConnect.com, United Seamen’s Service and William Penn Charter School.
With his extensive experience in the maritime industry, Mr. Kurz brings specialized knowledge of Rand’s business and industry to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such filings received by us, with respect to the period ended March 31, 2017, all Section 16(a) filing requirements were met.

Code of Ethics

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with SEC rules and regulations and the NASDAQ listing standards. We make our code of ethics available on the investors/corporate governance section of our website at http://www.randlogisticsinc.com/governance.html. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website, at the address specified above.

Audit Committee

Our Audit Committee consists of Messrs. Binion, Kurz, Lodge, Lundin and Thompson, with Mr. Thompson serving as the Chairman of the Audit Committee. All five (5) current members of the Audit Committee satisfy the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 5605 of the NASDAQ listing standards. Each member of our Audit Committee is financially literate. In addition, Mr. Thompson serves as our Audit Committee “financial expert” within the meaning of Item 407 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), and has the financial sophistication required under the NASDAQ listing standards. Our Audit Committee, among other things:

•	reviews our annual and interim financial statements and reports to be filed with the SEC;

•	discusses with management, internal auditors and independent auditors the adequacy and effectiveness of our accounting and financial controls and disclosure controls and procedures;

•	appoints and replaces our independent outside auditors from time to time, determining their compensation and other terms of engagement and oversees their work;

•	oversees the performance of our internal audit function;

•	conducts a review of all related party transactions for potential conflicts of interest and approves all such related party transactions;

•
establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and auditing matters and the confidential anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	oversees our compliance with legal, ethical and regulatory matters.

    The Audit Committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and for overseeing its work. All audit services to be provided to us and all permissible non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm will be approved in advance by our Audit Committee. During the fiscal year ended March 31, 2017, the Audit Committee met or acted by unanimous consent on six (6) occasions. The Audit Committee has adopted a formal written Audit Committee charter that complies with SEC rules and regulations and the NASDAQ listing standards. A copy of the Audit Committee charter is available on the investors/corporate governance section of our website at http://www.randlogisticsinc.com/governance.html.

Executive Officers
The names of our executive officers, along with certain biographical information furnished by them, are set forth below:

Name	Age	Position
Edward Levy	53	President and Chief Executive Officer
Mark S. Hiltwein	53	Chief Financial Officer

For biographical information regarding Edward Levy, please see page 5 of this Form 10-K/A.

Mark S. Hiltwein has served as our Chief Financial Officer since May 2015. From August 2012 through September 2014 Mr. Hiltwein served as President, Envelope Group of Cenveo, a world leader in the management and distribution of custom print, packaging, labels and envelopes. Mr. Hiltwein was Chief Financial Officer of Cenveo from July 2007 to June 2009 and again from December 2009 to August 2012. From June 2009 to December 2009 Mr. Hiltwein served as Cenveo’s President of Field Sales and Manufacturing. From July 2005 to July 2007, Mr. Hiltwein was President of Smartshipper.com, an online third party logistics company. From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company. Prior to that, he served as Senior Vice President and Controller of Moore Wallace from December 2000 to February 2002. Mr. Hiltwein served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, and as Chief Financial Officer from 1997 through 2000. Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department. Mr. Hiltwein received his Bachelor’s degree in Accounting from Kean University.
ITEM 11.    EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
The following table summarizes historical compensation awarded or paid to, or earned by, each of the Named Executive Officers for the fiscal years ended March 31, 2017 and March 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Edward Levy, President and Chief Executive Officer (1)	2017	450,000 (2)	- (3)	-	-	69,159 (4)	519,159
	2016	450,000 (2)	-	-	-	59,637 (4)	509,637
Mark Hiltwein, Chief Financial Officer (1)	2017	350,000	- (3)	-	-	64,272 (4)	414,272
	2016	311,579	16,060	-	59,816 (5)	20,462 (4)	407,917
(1) Reflects position at end of fiscal 2017, March 31, 2017.
(2) In April 2016, the Compensation Committee approved an increase in Mr. Levy’s salary to $450,000 retroactive to November 2014, the date Mr. Levy was named Chief Executive Officer and President of the Company. During fiscal 2017, Mr. Levy received the retroactive adjustment for the period from November 24, 2014 to March 31, 2016 of $125,435.
(3) Based on Company performance, no bonuses were awarded in fiscal 2017.
(4) Consists of medical, dental and vision insurance, basic life insurance, AD&D insurance, short-term and long-term disability insurance, flexible spending accounts for medical expense reimbursements, and 401(k) employer match contributions.
(5) Mark Hiltwein was granted the option to purchase 100,000 shares of Common Stock. The grant date fair value of such stock option is calculated using the Black-Scholes option-pricing model.

Our Compensation Committee has responsibility for determining and approving the various elements of our compensation programs for our Named Executive Officers. As described below, the principal elements of our compensation programs include base salary, annual bonuses and long-term incentives, including restricted stock. While the Compensation Committee is primarily responsible for the overall oversight of our executive compensation, the Chief Executive Officer, with the assistance of other members of management, provides recommendations with respect to compensation for the executive officers other than our Named Executive Officers. The Compensation Committee believes that the Chief Executive Officer’s input is valuable in determining the compensation of other executive officers given his day-to-day role in the Company and his responsibility in establishing and implementing our strategic plans. Therefore, while the Compensation Committee has been and will be primarily responsible for determining executive compensation, the Chief Executive Officer will continue to provide his input and recommendations to the Compensation Committee with respect to compensation for the other executive officers. As a member of our Board of Directors, our Chief Executive Officer also participates in votes on the compensation of our non-executive directors. The Compensation Committee determines the compensation package for the Chief Executive Officer.
Compensation Philosophy and Objectives
The goal of our executive compensation program is to motivate, retain and reward executives who create long-term value for our stockholders. Our compensation program is designed to reward, and incentivize executives to achieve, short-term and long-term financial and operating performance excellence and align the executives’ long-term interests with those of our stockholders while recognizing individual contributions to us. To achieve these objectives, the Compensation Committee believes that executive compensation should generally consist of both cash and equity-based compensation. Compensation levels for each Named Executive Officer are determined based on several factors, including:

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
Annual Salary
Annual salaries of executive officers are set at levels competitive with other companies of comparable size and scope with whom we compete for executive talent. Although the Compensation Committee believes a significant portion of each executive’s compensation should be based on our long-term performance, the Compensation Committee also believes that a stable and competitive base salary is necessary to attract, motivate, reward and retain our executives. Therefore, the base salary component of total compensation is relatively stable year over year and generally is adjusted for cost of living adjustments or increases in responsibilities. Total executive compensation is impacted to a much larger extent by the variability of bonus and long-term incentive compensation as determined by the profitability of the business. The Compensation Committee sets the compensation philosophy with respect to base salaries for our Named Executive Officers generally, and reviews the base salary of each Named Executive Officer annually in light of our performance, budget and cost containment issues and our overall compensation objectives. Based on such review, the Compensation Committee makes adjustments, if any, to reflect market conditions, changes in responsibilities and potential merit increases consistent with compensation practices throughout our organization.
For the fiscal year ended March 31, 2017, the Compensation Committee approved annual salaries as follows:

Name	Annual Base Salary
Edward Levy	$450,000 (1)
Mark Hiltwein	$350,000

(1) In April 2016, the Compensation Committee approved an increase in Mr. Levy’s salary to $450,000 retroactive to November 2014, the date Mr. Levy was named Chief Executive Officer and President of the Company. During fiscal 2017, Mr. Levy received the retroactive adjustment for the period from November 24, 2014 to March 31, 2016 of $125,435.

Cash Bonuses
The second element of executive compensation is an annual cash bonus. The Compensation Committee believes that a significant portion of each Named Executive Officer’s compensation should be contingent on our annual performance. During the fiscal year ended March, 31, 2017, Messrs. Edward Levy and Hiltwein were entitled to participate in our annual bonus pool, which is meant to reward certain of our executives and other employees for the cash profitability of the business over the fiscal year.
Messrs. Edward Levy and Hiltwein were eligible to receive a portion of an annual cash bonus pool that is payable at the discretion of the Compensation Committee based on certain financial targets. The annual cash bonus pool for fiscal 2017 was based on the amount of our earnings before interest, taxes, depreciation and amortization and certain adjustments (or “Adjusted EBITDA”). The Compensation Committee believes that this calculation is an appropriate measure of the Company’s performance in fiscal 2017 because it takes into account cash earnings used to fund capital expenditures, deferred dry-docking costs and return on the cost of debt and equity invested, which the Compensation Committee believes are key measures of creating stockholder value. These financial objectives are also consistent with the Compensation Committee’s philosophy of linking executive compensation to our financial performance and incentivizing our executives to focus on performance measures that enhance stockholder value. Mr. Hiltwein was eligible to receive a target annual cash bonus of 57% of his annual salary. Mr. Edward Levy was also eligible to receive a cash bonus under the terms of his employment agreement as set by the Compensation Committee.
For the fiscal year ended March 31, 2016, Mr. Hiltwein received a cash bonus in the amount of $16,010 and Mr. Edward Levy did not receive a cash bonus because the Company did not generate sufficient Adjusted EBITDA to meet the target for such year. Based on Company performance, Messrs. Hiltwein and Edward Levy did not receive cash bonuses for the fiscal year ended March 31, 2017.
Long-Term Incentive Compensation
The third element of executive compensation, in addition to annual salary and cash bonus, is long-term incentive compensation consisting of equity awards. The Compensation Committee believes that granting equity-based compensation awards to our Named Executive Officers is the most direct way to align their long-term interests with those of our stockholders. The Compensation Committee also believes that equity compensation encourages greater responsibility on the part of our Named Executive Officers because the value of their equity compensation is subject to risk. As a result, each Named Executive Officer’s total annual compensation includes a significant portion of restricted stock awards. The restricted stock that has been granted to our Named Executive Officers is subject to a vesting schedule pursuant to which one-third of the shares will vest annually over a period of three years, encouraging the retention of the Named Executive Officers. During fiscal 2016, the Company changed its annual long-term equity incentive compensation program to incorporate a return on invested capital (“ROIC”) metric as a significant component of the program. This change is consistent with the Company’s business plan and should help to link executive compensation to value creation. The Company did not achieve its ROIC targets during fiscal 2017 and therefore did not grant any long term incentive compensation consisting of equity awards.
2007 Long-Term Incentive Plan
Our 2007 Long-Term Incentive Plan, which we refer to as the Plan, provides for the grant of stock options and stock appreciation rights (SARs), stock awards, restricted stock units and performance units. Our employees, non-employee directors and consultants are eligible to participate in the Plan awards.
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
On October 27, 2015, Mr. Hiltwein received the option to purchase 100,000 shares of Common Stock as an inducement to join the Company. There were no other share grants made to the named executive officers as compensation for the fiscal years ended March 31, 2016 and March 31, 2017.
The 2007 Long-Term Incentive Plan expired on July 26, 2017, except with respect to awards then outstanding, which will remain outstanding until exercised, cancelled or expired in accordance with their terms. After July 26, 2017, no further awards shall be granted under the Plan.
Other Benefits
The Company also offers certain change of control and severance benefits to our Named Executive Officers as described on pages 11 through 13 of this Form 10-K/A. Such benefits are not taken into account in determining their base salaries, annual incentive bonuses or equity based compensation.
EXECUTIVE EMPLOYMENT AND SEVERANCE ARRANGEMENTS
Edward Levy Employment Agreement

In connection with Edward Levy’s appointment as President and Chief Executive Officer, his current employment agreement with the Company, dated as of June 12, 2013, was amended on November 5, 2014. Under his revised agreement Mr. Levy will serve as our President and Chief Executive Officer through March 31, 2016. The employment agreement automatically renews for successive one (1) year periods at the end of the initial term and each anniversary thereafter unless either the Company or Mr. Levy notifies the other party of the intention not to renew in writing at least ninety (90) days prior to the end of the applicable period. The employment agreement automatically renewed for a one-year term on March 31, 2017. The agreement also provides for Mr. Levy to receive: (i) an annual base salary in the amount of $350,000, subject to annual adjustments, (ii) an annual award of restricted shares of Common Stock or restricted stock units having a value of at least $190,000 and (iii) an annual bonus determined by the Compensation Committee. As discussed above, the Compensation Committee approved an increase in Mr. Levy's salary to $450,000 retroactive to November 2014, the date Mr. Levy was named President of the Company.
Mr. Levy is also entitled to (a) employee benefits programs provided by the Company, including the Company's 401(k) plan and health and welfare benefits and (b) reimbursement of reasonable expenses incurred in the course of this employment.

A summary of certain termination and change-in-control provisions in Mr. Levy’s employment agreement are set forth below in the section entitled “Potential Payments upon Termination or Change-in-Control”.

Mark S. Hiltwein Offer Letter

Mr. Hiltwein’s offer letter with the Company, dated as of May 7, 2015, pursuant to which Mr. Hiltwein serves as Chief Financial Officer of the Company, provides for Mr. Hiltwein to receive (i) a base salary in the amount of $350,000, (ii) certain performance based bonuses in fiscal 2016, and (iii) permission to participate in Rand’s long-term equity incentive plan for fiscal 2016. Mr. Hiltwein continues to be eligible for certain performance bonuses and to participate in Rand's long-term equity incentive plan. Mr. Hiltwein is also entitled to participate in the Company’s employee benefit programs provided by the Company, including the Company’s 401(k) Plan, and health and welfare benefits. The offer letter has no specified term, and Mr. Hiltwein’s employment with the Company is on an at-will basis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information with respect to the value of all equity awards that were outstanding at March 31, 2017 for each of our Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark Hiltwein	11,667	23,333 (1)	-	2.19	10/27/2025	-	-
	-	65,000 (2)	-	2.19	10/27/2025	-	-

(1) Such options vest over a period of three years, with one-third of such options vesting on each of the first three anniversaries on October 27, 2015.
(2) Such options vest on or before three years from October 27, 2015 based on the Company’s stock appreciation if its average price is in excess of certain thresholds over a 20 day period.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
This section describes potential payments upon termination or a change of control for our Named Executive Officers.
Edward Levy Employment Agreement
Edward Levy’s current employment agreement provides that in the event that (i) Mr. Levy’s employment is terminated by the Company without cause, (ii) Mr. Levy’s employment is terminated by Mr. Levy for good reason or (iii) the Company or its successor does not renew Mr. Levy’s employment agreement under certain circumstances involving a Change of Control, the Company is required to pay to Mr. Levy (a) any accrued but unpaid base salary, unreimbursed expenses, and unused vacation time, (b) any accrued and vested benefits, (c) a severance payment equal to his average taxable income from the Company for the three preceding calendar years (subject to the following sentence) and (d) a pro-rated portion of the bonus that would have been payable to him for the year in which his employment was terminated. If Mr. Levy’s employment terminates as a result of the Company not renewing his employment agreement and, within six months of such termination, there occurs a Change of Control, the Company is required to pay to Mr. Levy the amounts set forth in clauses (a), (b) and (c) above assuming that (1) Mr. Levy’s employment agreement had been renewed, (2) Mr. Levy’s employment continued through the date of the Change of Control and (3) Mr. Levy’s employment is terminated immediately following such Change of Control. Additionally, (A) the Company is required to provide a continuation of Mr. Levy’s group health coverage for a period of eighteen months and (B) all of Mr. Levy’s outstanding equity-based awards granted under a Company equity incentive plan will immediately vest.
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
DIRECTOR COMPENSATION
The following table summarizes the compensation we paid to our non-employee directors during the fiscal year ended March 31, 2017. Compensation information for Edward Levy, our President and Chief Executive Officer, is set forth in the Summary Compensation Table above.
Effective April 1, 2016, our policy is to pay our Chairman (or Lead Independent Director, when applicable) $75,000 in cash annually and $10,000 of our Common Stock at the end of each fiscal quarter during which he or she served as Chairman (or Lead Independent Director, when applicable). We pay our non-employee directors $50,000 in cash annually and $7,500 of our Common Stock at the end of each fiscal quarter during which they served as a director. In accordance with ASC Topic 718, the stock awards set forth below reflect the value of the Common Stock at the grant date rather than the date such awards were earned. Since December 2016, we have not paid our Chairman $10,000 of our Common Stock and our non-employee directors $8,750 of our Common Stock at the end of each fiscal quarter as there was an insufficient number of shares available under our 2007 Long- Term Incentive Plan. As mentioned previously, our 2007 Long-Term Incentive Plan expired on July 26, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Michael D. Lundin	95,000	30,000	-	125,000
John Binion	76,500	22,501	-	99,001
James K. Thompson	77,500	22,501	-	100,001
H. Cabot Lodge III	75,000	22,501	-	97,501
Robert K. Kurz	71,500	22,501	-	94,001
Laurence S. Levy	57,500	22,501		80,001
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding beneficial ownership of our Common Stock as of July 28, 2017, by:

•	each person known by us to beneficially own more than 5% of all outstanding shares of our Common Stock;

•	each of our directors or nominees for director;

•	each of our Named Executive Officers in the Summary Compensation Table under “Executive Compensation” below; and

•	all of our directors, nominees for director and executive officers as a group.

The applicable percentage ownership as of July 28, 2017 is based upon 18,633,149 shares of our Common Stock outstanding. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law.

The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person (and/or pursuant to proxies held by that person) that were exercisable on July 28, 2017 or became exercisable within sixty (60) days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options. Except as otherwise indicated, the address for each beneficial owner is c/o Rand Logistics, Inc., 333 Washington Street, Suite 201, Jersey City, New Jersey 07302.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Greater than 5% Beneficial Owners
David M. Knott and related entities (1)	1,838,560 (2)	9.9%
Minerva Advisors LLC and related entities (3)	1,794,669 (4)	9.6%
RMB Capital Management, LLC and related entities (5)	1,613,891 (6)	8.7%
Brent D. Baird (7)	1,600,000 (8)	8.6%
GMT Capital Corp. and related entities (9)	1,209,750 (10)	6.5%
Named Executive Officers
Edward Levy	572,975	3.1%
Mark S. Hiltwein	125,000 (13)	*
Directors and Nominees
Laurence S. Levy	1,267,417 (11)	6.8%
Michael D. Lundin	110,529	*
John Binion	80,388	*
James K. Thompson	73,074	*
H. Cabot Lodge III	86,460 (12)	*
Robert K. Kurz	47,127	*
All directors, nominees for director and executive officers as a group (8 individuals)	2,362,970 (13)	12.7%
_______________________
* Denotes ownership of less than one percent

(1)	The business address of the reporting persons is 485 Underhill Boulevard, Suite 205, Syosett, New York 11791.

(2)
Includes 1,173,225 shares of Common Stock issuable upon conversion of 145,480 shares of Series A convertible preferred stock. This information was derived from a Schedule 13D/A filed with the SEC on April 14, 2016 and a Schedule 13D/A filed with the SEC on August 2, 2006.

(3)	The business address of the reporting persons is 50 Monument Road, Suite 201, Bala Cynwyd, PA 19004.

(4)	This information was derived from a Schedule 13G/A filed with the SEC on February 8, 2017.

(5)	The business address of the reporting persons is 115 S. LaSalle Street, 34th Floor, Chicago, IL 60603.

(6)	This information was derived from a Schedule 13G/A filed with the SEC on February 13, 2017.

(7)	The business address of the reporting person is 1350 One M&T Plaza, Buffalo, New York 14203-2396.

(8)	This information was derived from a Schedule 13G/A filed with the SEC on May 1, 2017.
(9) The business address of the reporting persons is 2300 Windy Ridge Parkway, Suite 550 South, Atlanta, GA 30339.

(10)
Includes 1,209,677 shares of Common Stock issuable upon conversion of 150,000 shares of Series A convertible preferred stock. This information was derived from a Schedule 13G filed with the SEC on February 14, 2017.

(11) Includes 789,694 shares of Common Stock held by Rand Management LLC of which the sole member is the Laurence Levy Irrevocable Trust, a trust established for the benefit of Mr. Levy’s three children, of which Mr. Levy is Trustee.

(12)	Includes 2,340 shares of Common Stock held by Carmel Lodge LLC, of which Mr. Lodge is the sole member.
(13) Includes the following shares of Common Stock subject to options exercisable within 60 days after July 28, 2017: Mr. Hiltwein - 11,667; and all current directors, nominees for directors and executive officers as a group – 11,667.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

No related person transactions occurred during the fiscal year ended March 31, 2017.

Independence of Directors

As required by the listing standards of The NASDAQ Stock Market LLC (“NASDAQ”), a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board determines director independence based on an analysis of such listing standards and all relevant securities and other laws and regulations regarding the definition of “independent.”

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and us, our executive officers and our independent registered public accounting firm, the Board has affirmatively determined that a majority of our Board is comprised of independent directors. Our independent directors pursuant to the NASDAQ listing standards are Messrs. Binion, Kurz, Lodge, Lundin, and Thompson.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Principal Accountant Fees and Services
Audit Fees.    The aggregate fees billed by Grant Thornton LLP for the fiscal years ended March 31, 2017 and March 31, 2016 for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $339,600 for the fiscal year ended March 31, 2017 and $305,623 for the fiscal year ended March 31, 2016.
Audit-Related Fees.    The aggregate fees billed by Grant Thornton LLP for the fiscal years ended March 31, 2017 and March 31, 2016 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $0 for the fiscal year ended March 31, 2017and $0 for the fiscal year ended March 31, 2016.
Tax Fees.    The aggregate fees billed by Grant Thornton LLP for the fiscal years ended March 31, 2017 and March 31, 2016 for professional services rendered for tax compliance, tax advice and tax planning were $38,295 for the fiscal year ended March 31, 2017 and $123,911 for the fiscal year ended March 31, 2016. The nature of the services performed for these fees was primarily for the preparation of tax returns, responding to inquiries from taxing agencies and tax structure planning.
All Other Fees.    For the fiscal years ended March 31, 2017, and March 31, 2016, we incurred no other fees.

Policy on Pre-Approval of Services Provided by Grant Thornton LLP
The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. The Audit Committee preapproves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation.
ITEM 15.    FINANCIAL STATEMENT SCHEDULES.
(a) List of documents filed as part of this report or incorporate herein by reference:
3. Exhibits
The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K filed on July 6, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAND LOGISTICS, INC.
By:	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director

Date: July 31, 2017

Exhibit Index

Exhibit No.	Description
31.1†	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
† Filed herewith.