Form 10-Q
period 2017-06-30
Rand Logistics, Inc.
filed 2017-08-14
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

18,633,149 shares of Common Stock, par value $.0001, were outstanding at August 14, 2017.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	June 30, 2017	March 31, 2017
ASSETS
CURRENT
Cash and cash equivalents	$1,036	$335
Accounts receivable, net (Note 5)	15,729	4,101
Income taxes receivable	46	46
Prepaid expenses and other current assets (Notes 6 and 9)	6,696	6,209
Total current assets	23,507	10,691
PROPERTY AND EQUIPMENT, NET (Note 8)	222,838	214,046
OTHER ASSETS (Note 9)	29	41
DEFERRED DRYDOCK COSTS, NET (Note 10)	11,607	8,802
INTANGIBLE ASSETS, NET (Note 11)	4,647	4,827
GOODWILL (Note 11)	10,193	10,193
Total assets	$272,821	$248,600
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	11,841	9,070
Accrued liabilities (Note 13)	13,223	15,220
Other current liability	412	404
Long-term debt, net, classified as current (Note 14)	143,756	119,702
Subordinated debt, net, classified as current (Note 15)	85,632	80,577
Total current liabilities	254,864	224,973
DEFERRED INCOME TAXES, NET (Note 7)	4,283	4,367
Total liabilities	259,147	229,340
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at June 30, 2017 and at March 31, 2017 (Note 18)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,633,149 shares at June 30, 2017 and at March 31, 2017 (Note 18)	1	1
Additional paid-in capital	91,357	91,348
Accumulated deficit	(81,991)	(76,408)
Accumulated other comprehensive loss	(10,367)	(10,355)
Total stockholders’ equity	13,674	19,260
Total liabilities and stockholders’ equity	$272,821	$248,600

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2017	Three months ended June 30, 2016
REVENUE
Freight and related revenue	$30,280	$33,105
Fuel and other surcharges	2,062	712
TOTAL REVENUE	32,342	33,817
EXPENSES
Vessel operating expenses	18,985	18,842
Repairs and maintenance	712	985
General and administrative	4,703	3,875
Depreciation	5,334	5,298
Amortization of drydock costs	758	853
Amortization of intangibles	246	253
(Gain) on foreign exchange, net	(1,081)	(1,123)
Restructuring charges (Note 21)	—	2,375
Impairment charges on retired asset (Note 8)	—	1,872
TOTAL EXPENSES	29,657	33,230
OPERATING INCOME	2,685	587
OTHER INCOME AND EXPENSES
Interest expense (Note 20)	8,007	3,620
Interest and other income	—	(2)
Total Other Income and Expenses	8,007	3,618
LOSS BEFORE INCOME TAXES	(5,322)	(3,031)
RECOVERY OF INCOME TAXES (Note 7)
Deferred	(209)	(449)
Recovery for Income Taxes	(209)	(449)
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(5,113)	(2,582)
PREFERRED STOCK DIVIDENDS	470	386
LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,583)	$(2,968)
Net loss per share - basic and diluted (Note 24)	$(0.30)	$(0.16)
Weighted average shares outstanding - basic and diluted	18,527,475	18,320,051

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2017	Three months ended June 30, 2016

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(5,113)	(2,582)
Other comprehensive loss:
Change in foreign currency translation adjustment	(12)	148
COMPREHENSIVE LOSS BEFORE PREFERRED STOCK DIVIDENDS	(5,125)	(2,434)

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(18,228)	—	(18,228)
Preferred stock dividends	—	—	—	—	—	(1,643)	—	(1,643)
Restricted stock issued (Note 18)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 18)	—	—	161,733	—	143	—	—	143
Restricted stock units granted	—	—	8,718	—	60	—	—	60
Stock options issued	—	—	—	—	56	—	—	56
Translation adjustment	—	—	—	—	—	—	(820)	(820)
Balances, March 31, 2017	295,480	$14,674	18,633,149	$1	$91,348	$(76,408)	$(10,355)	$19,260
Net loss	—	—	—	—	—	(5,113)	—	(5,113)
Preferred stock dividends	—	—	—	—	—	(470)	—	(470)
Stock options issued	—	—	—	—	9	—	—	9
Translation adjustment	—	—	—	—	—	—	(12)	(12)
Balances, June 30, 2017	295,480	$14,674	18,633,149	$1	$91,357	$(81,991)	$(10,367)	$13,674

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended June 30, 2017	Three months ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,113)	$(2,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of drydock costs	6,092	6,151
Amortization of intangibles and deferred financing costs	4,002	578
Deferred income taxes	(209)	(449)
Impairment charges on retired asset	—	1,872
Equity compensation granted	9	171
Unrealized foreign exchange gain	(1,088)	(230)
Restructuring charges	—	2,375
Deferred drydock costs paid	(5,892)	(2,708)
Changes in operating assets and liabilities:
Accounts receivable	(11,628)	(12,559)
Prepaid expenses and other current assets	(487)	(760)
Accounts payable and accrued liabilities	1,992	46
Other assets and liabilities, net	20	(641)
Income taxes payable, net	—	(3)
NET CASH USED IN OPERATING ACTIVITIES	(12,302)	(8,739)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,746)	(5,229)
NET CASH USED IN INVESTING ACTIVITIES	(10,746)	(5,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	—	(141)
Proceeds from long-term debt	26,846	22,852
Long-term debt repayment	(633)	(7,939)
Debt financing cost	(2,480)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,733	14,772
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	16	(89)
NET INCREASE IN CASH AND CASH EQUIVALENTS	701	715
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	335	77
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,036	$792
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$4,915	$3,157
Unpaid purchases of property and equipment	$5,768	$3,391
Unpaid purchases of deferred drydock costs	$1,156	$97
Payment of income taxes	$—	$5

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

2.     GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and contemplate continuation of the Company as a going concern. As discussed under Notes 14, 15 and 28, as of July 14, 2017, the waivers previously obtained from the respective lenders under the Company's First Lien Credit Agreement (as defined in Note 14) and Second Lien Credit Agreement (as defined in Note 15) expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. The Company continues to pursue, but has not yet obtained, further waivers from the lenders under its credit facilities, but in the interim has been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that the Company will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that the Company will be able to obtain waivers on terms acceptable to the Company, or at all. In this regard, the lenders under the First Lien Credit Agreement (the “First Lien Lenders”) have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on the Company's borrowing ability. Assuming the First Lien Lenders continue to permit the Company to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for the Company to continue to operate its business in the ordinary course, to pay its ordinary and current expenses, and to continue as a going concern.

Further, the Company incurred a net loss of $19,871 during the year ended March 31, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $214,282 (after the reclassification of debt from long-term to current in the amount of $200,279). The balances outstanding under our credit facilities have been classified as short-term obligations within the Company’s Consolidated Balance Sheet since March 31, 2017 due to the Company’s expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve-month period. Together, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, other than as previously discussed, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

A significant factor in mitigating the substantial doubt about the Company's ability to continue as a going concern is the Company's ability to restructure or refinance its indebtedness, or complete a consensual recapitalization transaction with its lender (the “Second Lien Lender”) under the Second Lien Credit Agreement. The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that the Company will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, the Company's board of directors has determined to expand its evaluation of strategic alternatives available to the Company, and the Company has engaged a financial advisor to assist in such evaluation. Moreover, the terms of any such recapitalization transaction could result in a significant or complete loss of value to the holders of the Company’s common stock. If the Company is unsuccessful in restructuring or refinancing its indebtedness, or completing a consensual recapitalization transaction with its Second Lien Lender, it could result in the Company's need to voluntarily seek protection under applicable bankruptcy laws. The bankruptcy process could result in a significant or complete loss of value to the holders of our common stock.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with GAAP and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes Towing"), Lower Lakes Transportation Company ("Lower Lakes Transportation") and Grand River Navigation Company, Inc. ("Grand River"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), each of which is a wholly-owned subsidiary of Lower Lakes Towing. As of November 7, 2016, Lower Lakes (17) was amalgamated with and into Lower Lakes Towing with Lower Lakes Towing continuing as the surviving entity.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative consolidated balance sheet amounts and the consolidated statement of stockholders' equity for the year ended March 31, 2017 are derived from the audited consolidated financial statements for the fiscal year ended March 31, 2017. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited interim financial statements should be read in conjunction with the financial statements that are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. Upon adoption of ASU 2015-03 for the first quarter of the 2017 fiscal year ended March 31, 2017 (as discussed in Note 4), this cost, net of amortization was classified as an offset against our long-term debt and subordinated debt.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded during the three months ended June 30, 2016 to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows. There were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2017.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value and as a result, an interim impairment test has not been required during the three month period ended June 30, 2017.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally sixty (60) months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification processes.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are conducted in January, February, and March of each year when the vessels typically are not engaged in affreightment activities.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the lesser of the remaining useful life of the upgrade or the asset repaired.

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In addition, in March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation, as well as to include some practical expedients and policy elections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers”. The update makes minor changes to ASU 2014-09. The technical corrections affect narrow aspects of the new revenue standard, including: loan guarantee fees, contract costs-impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, scope of the new revenue standard, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, a contract modification example, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds. There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the effect, if any, that adopting these new accounting standards will have on the Company's consolidated financial statements and related disclosures.
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
Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.
Business Combinations (Topic 805)
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which adds guidance to assist companies in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses, and provides for a screen to determine when a transaction should be accounted for as the acquisition or disposal of assets and not of a business, potentially reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.     RECENTLY ISSUED PRONOUNCEMENTS (continued)

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
On February 22, 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, to clarify the scope of asset derecognition guidance and provide new guidance on the accounting for partial sales of nonfinancial assets. This guidance provides greater detail on what types of transactions should be accounted for within the scope of ASC subtopic 610-20. The effective date for this update is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

5.     ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $116 as of June 30, 2017 and $113 as of March 31, 2017. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2017	March 31, 2017
Prepaid insurance	$486	$302
Fuel and lubricant inventories	4,714	4,252
Deposits and other prepaids	1,496	1,655
	$6,696	$6,209

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	INCOME TAXES

The Company's effective tax rate for the three month period ended June 30, 2017 was a deferred tax recovery of 3.9% compared to a deferred tax recovery of 14.8% for the three month period ended June 30, 2016. The change in effective tax rate was primarily due to changes in permanent differences and discrete items compared to the prior year comparative period.

For state tax purposes, the Company is in an overall net deferred tax asset position before the consideration of the valuation allowance at June 30, 2017. In certain separate state jurisdictions, a small net deferred tax liability exists before consideration of the valuation allowance. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carryforward. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of June 30, 2017.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	June 30, 2017	March 31, 2017
Cost
Vessels	$338,337	$322,820
Leasehold improvements	169	146
Furniture and equipment	605	594
Vehicles	12	15
Computer, communication equipment and purchased software	3,777	3,727
	$342,900	$327,302
Accumulated depreciation
Vessels	$117,263	$110,338
Leasehold improvements	70	61
Furniture and equipment	433	408
Vehicles	12	13
Computer, communication equipment and purchased software	2,284	2,436
	$120,062	$113,256
Total Cost less Accumulated Depreciation	$222,838	$214,046

As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long-term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel as of June 30, 2016. The Company also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges of $1,872 including write-off of unamortized drydock costs were recorded during the three month period ended June 30, 2016. The vessel did not sail during either of the three month periods ended June 30, 2017 or 2016. The operating loss of the vessel, included in the Consolidated Statement of Operations for the three month period ended June 30, 2017 was $Nil versus operating loss of $145 for the three month period ended June 30, 2016.

9.	OTHER ASSETS

Other assets classified as non-current as of March 31, 2017, include certain customer contract related expenditures, which were amortized over a five-year period. The current portion of such costs represented the amounts expected to be recognized as expenses over the next twelve months.

	June 30, 2017	March 31, 2017
Customer contract costs	$—	$72
Prepaid expenses and other assets	6,725	6,178
Total	$6,725	$6,250

Current portion (Note 6)	6,696	6,209

Other long-term assets	$29	$41

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	June 30, 2017	March 31, 2017
Drydock expenditures	$17,316	$19,395
Accumulated amortization	(5,709)	(10,593)
	$11,607	$8,802

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2016	$6,660
Drydock costs accrued and incurred	5,531
Amortization of drydock costs	(3,104)
Unamortized dry-dock cost write-off for a retired vessel	(138)
Foreign currency translation adjustment	(147)
Balance as of March 31, 2017	8,802
Drydock costs accrued and incurred	3,470
Amortization of drydock costs	(758)
Foreign currency translation adjustment	93
Balance as of June 30, 2017	$11,607

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	June 30, 2017	March 31, 2017
Intangible assets:
Customer relationships and contracts	$15,130	$14,886
Total identifiable intangibles	15,130	14,886
Accumulated amortization:
Customer relationships and contracts	10,483	10,059
Total accumulated amortization	10,483	10,059
Net intangible assets	$4,647	$4,827
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

June 30, 2018	$1,009
June 30, 2019	1,008
June 30, 2020	1,009
June 30, 2021	783
June 30, 2022	358
$4,167

12.	VESSEL ACQUISITION

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2017	March 31, 2017
Payroll compensation and benefits	1,504	753
Preferred stock dividends	4,033	3,563
Professional fees	325	394
Interest	1,117	2,393
Winter work, deferred drydock expenditures and capital expenditures	3,673	5,882
Capital and franchise taxes	32	52
Restructuring charges (Note 21)	498	654
Other	2,041	1,529
	$13,223	$15,220

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		June 30, 2017	March 31, 2017
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	64,730	46,996

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	80,390	74,200
		$145,120	$121,196
	Less unamortized debt issuance costs	(1,364)	(1,494)
		143,756	119,702
	Less amounts classified as current	143,756	119,702
		$—	$—

As a result of the covenant violations and other matters described below, the Company has classified the entire balance of this debt as a current liability at June 30, 2017 and March 31, 2017.

The effective interest rates at June 30, 2017 were 3.66% (3.70% at March 31, 2017) on the Canadian Revolving Facility (defined below) and 3.74% (3.81% at March 31, 2017) on the U.S. Revolving Facility (defined below).

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of June 30, 2017.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.    LONG-TERM DEBT (continued)

On February 9, 2016, the parties to the First Lien Credit Agreement executed an Amendment No. 1 and Waiver Agreement pursuant to which the First Lien Lenders (i) waived breach of the Minimum Fixed Charge Coverage Ratio and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the First Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement ("Amendment No. 2") pursuant to which the First Lien Lenders waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA Ratio covenant therein, calculated as of June 30, 2016. Amendment No. 2 also modified the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limited the expectations to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by the Company, provided for additional fees, and incorporated new restrictions on certain Company activities. On September 13, 2016, the parties to the First Lien Credit Agreement entered into Amendment No. 3 to Credit Agreement pursuant to which immaterial changes were made to certain definitions.

On June 1, 2017, the parties to the First Lien Credit Agreement entered into an Amendment No. 4 and Waiver to Credit Agreement (“Amendment No. 4”), pursuant to which the First Lien Lenders waived, until June 14, 2017, the Company’s failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). Amendment No. 4, among other things, further provided for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) continuation of certain rights of the agent under the First Lien Credit Agreement applicable during an Event of Default during the waiver period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on the Company's right to designate a LIBOR based interest rate for new loans under the First Lien Credit Agreement. Finally, Amendment No. 4 provided for an Event of Default under the First Lien Credit Agreement if the Company did not agree to a recapitalization transaction with the Second Lien Lender by June 30, 2017, on terms reasonably satisfactory to the agent under the First Lien Credit Agreement.

As of June 14, 2017, the parties to the First Lien Credit Agreement entered into a First Amendment to Amendment No. 4, pursuant to which the waiver provided in the Fifth Amendment was extended to June 30, 2017, subject to the other terms and conditions of Amendment No. 4.

Effective as of June 30, 2017, the parties to the First Lien Credit Agreement entered into a Second Amendment to Amendment No. 4 pursuant to which (i) the waiver with respect to the Company's failure to deliver the Company's audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which the Company shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which the Company shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the First Lien Lender waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio covenant for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in the Company's audited financial statements, and (c) certain events of default having occurred under the Second Lien Credit Agreement, as discussed below, in each case, (a) through (c), through July 14, 2017.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT (continued)

As of June 30, 2017, the Company had credit availability of USD $9,438 under the Credit Facilities based on eligible receivables and vessel collateral value, the aggregate principal amount outstanding under the First Lien Credit Agreement was $145,120.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. The Company continues to pursue, but has not yet obtained, further waivers from the First Lien Lenders or Second Lien Lender, but in the interim has been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that the Company will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that the Company will be able to obtain waivers on terms acceptable to the Company, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15,000 availability reserve on the Company's borrowing ability. Assuming the First Lien Lenders continue to permit the Company to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for the Company to continue to operate its business in the ordinary course, to pay its ordinary and current expenses, and to continue as a going concern.

The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that the Company will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, the Company's board of directors has determined to expand its evaluation of strategic alternatives available to the Company, and the Company has engaged a financial advisor to assist in such evaluation.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		June 30, 2017	March 31, 2017
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$43,652	$41,645

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	41,980	40,049
		85,632	81,694
	Less unamortized debt issuance costs	—	(1,117)
		85,632	80,577
	Less amounts classified as current	85,632	80,577
		$—	$—

As a result of the covenant violations and other matters described below, the Company has classified the entire balance of this debt as a current liability at June 30, 2017 and March 31, 2017.

The effective interest rates at June 30, 2017 were 13.75% (13.75% at March 31, 2017) on each of the Second Lien CDN Term Loan (defined below) and the Second Lien U.S. Term Loan (defined below).

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and the Company, as guarantors, Guggenheim Corporate Funding, LLC, as agent, and certain other lenders, entered into a Term Loan Credit Agreement (as amended from time to time, the “Second Lien Credit Agreement”). The Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing was obligated to the lenders in the amount of $34,200 (the “Second Lien CDN Term Loan”), (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Lenders in the amount of $38,300 (the “Second Lien U.S. Term Loan”) and (iii) an uncommitted incremental term loan facility of up to $32,500.

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

The Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the outstanding principal amounts of the loans under the Second Lien Credit Agreement being accelerated. The obligations of the borrowers and the liens of the Second Lien Lender are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

On April 11, 2014, the parties under the Second Lien Credit Agreement entered into a First Amendment to the Second Lien Credit Agreement, which extended the due date of certain post-closing deliverables. On March 27, 2015, the parties to the Second Lien Credit Agreement entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, the parties to the Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the Second Lien Lender (i) waived breach of the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio, and the Maximum Total Funded Debt to EBITDA Ratio covenants contained in the Second Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the "Fourth Amendment") pursuant to which the Second Lien Lender waived the breach of certain financial and other covenants by the Company, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Fourth Amendment also modified the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by the Company, incorporated new restrictions on certain Company activities, provided for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to the Company's progress towards a refinancing of the Second Lien Credit Agreement.

On June 1, 2017, the parties under the Second Lien Credit Agreement entered in to a Fifth Amendment and Waiver to Credit Agreement (the “Fifth Amendment”), pursuant to which the Second Lien Lender waived, until June 14, 2017, the Company’s failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). The Fifth Amendment, among other things, further provided for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) extension of certain rights of the agent under the Second Lien Credit Agreement applicable during an Event of Default during the Second Lien Waiver Period to the Second Lien Lender and continuation of certain of such rights during the Second Lien Waiver Period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on the Company's right to designate a LIBOR based interest rate for new loans under the Second Lien Credit Agreement. Finally, the Fifth Amendment provided for an Event of Default under the Second Lien Credit Agreement if the Company did not agree to a recapitalization transaction with the Second Lien Lender by June 30, 2017.

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

Effective as of June 30, 2017, the parties to the Second Lien Credit Agreement entered into a Second Amendment to the Fifth Amendment pursuant to which (i) the waiver with respect to the Company's failure to deliver the Company's audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which the Company shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which the Company shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the Second Lien Lender waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in the Company's audited financial statements, in each case, (a) and (b), through July 14, 2017.

As of June 30, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $85,632.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. The Company continues to pursue, but has not yet obtained, further waivers from the First Lien Lenders or Second Lien Lender, but in the interim has been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that the Company will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that the Company will be able to obtain waivers on terms acceptable to the Company, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15,000 availability reserve on the Company's borrowing ability. Assuming the First Lien Lenders continue to permit the Company to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for the Company to continue to operate its business in the ordinary course, to pay its ordinary and current expenses, and to continue as a going concern.

The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that the Company will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, the Company's board of directors has determined to expand its evaluation of strategic alternatives available to the Company, and the Company has engaged a financial advisor to assist in such evaluation.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement described above, on March 27, 2015, the Company and certain of its subsidiaries (collectively, the “Credit Parties”) entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with Bank of America, N.A., as agent for the First Lien Lenders and Guggenheim Corporate Funding, LLC, as agent for the Second Lien Lender.

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

The Company did not have any leases that met the criteria of a capital lease as of June 30, 2017 and 2016. Leases that do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016

Operating leases	$163	$131
	$163	$131

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

June 30, 2018	$609
June 30, 2019	547
June 30, 2020	453
June 30, 2021	242
June 30, 2022	111
Thereafter	46
$2,008

As of June 30, 2017, the Company had signed contractual commitments with several suppliers totaling $238 ($3,051 as of March 31, 2017) in connection with capital expenditures and drydock projects due in less than one year.

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claims incidental to the business principally involving commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death, or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2017, an accrual of $188 ($365 as of March 31, 2017) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims; however the Company cannot assure that such reserves will be sufficient to cover all costs incurred, or that insurance will be available or sufficient, or that any defenses asserted by management will be successful.

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

The accrued preferred stock dividends payable at June 30, 2017 were $4,033 and at March 31, 2017 were $3,563. As of June 30, 2017, the effective dividend rate of the preferred stock was 10.25%. As of March 31, 2017, the effective dividend rate of the preferred stock was 9.75%.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company has reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants.  At June 30, 2017, a total of 25,886 shares (25,886 shares at March 31, 2017) were available under the LTIP for future awards. The LTIP expired on July 26, 2017, except with respect to awards then outstanding, which will remain outstanding until exercised, cancelled or expired in accordance with their terms.  After July 26, 2017, no further awards shall be granted under the LTIP.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	Three months ended June 30, 2017	Three months ended June 30, 2016
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	—	7
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	17	49
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	5	1
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	2	5
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	8	5
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through June 30, 2017 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the fiscal year ended March 31, 2017, the Company awarded 161,733 shares for services rendered from April 1, 2016 to March 31, 2017. No such shares were awarded during the three month period ended June 30, 2017. Grant date fair value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through June 30, 2017 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant, 0.80% to 1.60% for the fiscal 2016 grant and 1.24% for the fiscal 2017 grant. Expected volatility was 39.49% for the fiscal 2009 grant, 33.5% to 37.2% for the fiscal 2016 grant and 42.46% for fiscal 2017 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2017. During the twelve months ended March 31, 2017, 136,267 options expired. During the twelve month period ended March 31, 2016, 306,766 options expired. Options outstanding (341,752) at June 30, 2017 had a remaining weighted average contractual life of approximately three years.

The Company recorded compensation expenses related to such stock options of $9 for the three month period ended June 30, 2017 and $12 for the three month period ended June 30, 2016. None of the outstanding stock options were in-the-money as of June 30, 2017 or June 30, 2016.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31st of each year, beginning on March 31, 2015 and are therefore fully vested as of March 31, 2017. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $Nil for the three month period ended June 30, 2017 and $15 for the three month period ended June 31, 2016. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested. On the third vesting date of March 31, 2017, 8,718 shares vested.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels. The Company was not part of any such arrangements during either of the three month periods ended June 30, 2017 and 2016, respectively.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended June 30, 2017	Three months ended June 30, 2016
Amortization of deferred financing costs	3,756	325
Long-term debt-senior	1,344	1,174
Long-term debt-subordinated	2,907	2,112
Deferred payment liability	—	9
Less: Interest capitalized	—	—
	$8,007	$3,620

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company has recorded expenses of $2,375 during the three month period ended June 30, 2016 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations." The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. For the three month period ended June 30, 2017 the Company recognized $Nil as expenses.

The following table summarizes activities in the restructuring costs accrual balance.

Restructuring Costs
Balance as of June 30, 2016	$2,375
Payments	(1,721)
Balance as at March 31, 2017	654
Payments	(156)
Balance as at June 30, 2017	498

The restructuring costs accrual balance is included in accrued liabilities (see Note 13).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	SEGMENT INFORMATION

The Company has identified one reportable operating segment under ASC 280 “Segment Reporting.”

Information about geographic operations is as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016

Revenue by country:
Canada	$21,146	$19,399
United States	11,196	14,418
	$32,342	$33,817

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	June 30, 2017	March 31, 2017
Property and equipment, net by country:
Canada	$110,908	$107,884
United States	111,930	106,162
	$222,838	$214,046
Intangible assets, net by country:
Canada	$2,814	$2,910
United States	1,833	1,917
	$4,647	$4,827
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$138,964	$131,198
United States	133,857	117,402
	$272,821	$248,600

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
The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended June 30, 2017 or June 30, 2016.

The Company has no foreign currency hedge contracts open as of June 30, 2017 or March 31, 2017. For the three month period ended June 30, 2017, the fair value adjustments of the foreign currency hedge contract resulted in a gain of $Nil (gain of $865 for the three month period ended June 30, 2016). These gains are included in the Company’s earnings, and the fair value of settlement costs to terminate the contracts was included in current liabilities on the Company's consolidated balance sheets.

The Company has not designated these contracts as hedging instruments.

 Foreign exchange risk

Foreign currency exchange risk to the Company results primarily from changes in exchange rates between the Company’s reporting currency, the U.S. Dollar, and the Canadian dollar.  As discussed above, in August 2014, the Company commenced entering into rolling foreign currency hedge contracts to mitigate currency fluctuation risk on its U.S. dollar denominated subordinated debt owed by Lower Lakes Towing, as required. The Company is exposed to fluctuations in foreign exchange as a significant portion of revenue and operating expenses are denominated in Canadian dollars.

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

The Company had a total of 18,633,149 shares of common stock issued and outstanding as of June 30, 2017, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,910,378 and 20,702,954 shares for the three month periods ended June 30, 2017 and 2016, respectively. The calculations for the three month periods ended June 30, 2017 and June 30, 2016 are anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,527,475 and 18,320,051, respectively. The convertible preferred shares outstanding as of June 30, 2017 and June 30, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Three months ended June 30, 2017	Three months ended June 30, 2016
Numerator:
Net loss before preferred dividends	$(5,113)	$(2,582)
Preferred stock dividends	(470)	(386)
Net loss applicable to common stockholders	$(5,583)	$(2,968)
Denominator:
Weighted average common shares for basic EPS	18,527,475	18,320,051
Effect of dilutive securities:
Average price during period	0.59	0.99
Long term incentive stock option plan	341,752	363,019
Average exercise price of stock options	2.98	3.85
Shares that could be acquired with the proceeds of options	—	—
Dilutive shares due to options	—	—
Restricted Stock Units (RSU)-unvested	—	10,586
Average grant date fair value of unvested RSU	—	5.99
Shares that could be acquired with the proceeds of RSU	—	—
Dilutive shares due to RSU	—	—
Incremental shares due to unvested restricted shares	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,382,903
Weighted average common shares for diluted EPS	18,527,475	18,320,051
Basic EPS	$(0.30)	$(0.16)
Diluted EPS	$(0.30)	$(0.16)

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

28.    SUBSEQUENT EVENTS

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. The Company continues to pursue, but has not yet obtained, further waivers from the First Lien Lenders or Second Lien Lender, but in the interim has been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that the Company will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that the Company will be able to obtain waivers on terms acceptable to the Company, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15,000 availability reserve on the Company's borrowing ability. Assuming the First Lien Lenders continue to permit the Company to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for the Company to continue to operate its business in the ordinary course, to pay its ordinary and current expenses, and to continue as a going concern.

The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that the Company will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, the Company's board of directors has determined to expand its evaluation of strategic alternatives available to the Company, and the Company has engaged a financial advisor to assist in such evaluation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2017. The use of the term "GAAP" herein refers to generally accepted accounting principles in the United States of America. All dollar amounts are presented in millions except share, per share and per day amounts.

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

•	our capital resources and the adequacy thereof, including our ability to obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;

•	our expected capital spending or operating expenses, including drydocking and insurance costs;

•	our ability to remain in compliance with applicable regulations, Nasdaq listing requirements and our debt covenants;

•	changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and

•	assumptions regarding any of the foregoing.

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
We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our listed risks under "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 6, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

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

Results of Operations for the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016
Selected Financial and Operating Information

(USD in 000's)	June 30, 2017	June 30, 2016	$ Change	% Change
Revenue:
Freight and related revenue	$30,280	$33,105	$(2,825)	(8.5)%
Fuel and other surcharges	2,062	712	1,350	189.6%
Total	$32,342	$33,817	$(1,475)	(4.4)%
Expenses:
Vessel operating expenses	18,985	18,842	143	0.8%
Repairs and maintenance	712	985	(273)	(27.7)%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired assets.	$7,942	$10,115	$(2,173)	(21.5)%
OPERATING INCOME	$2,685	$587	$2,098	357.4%

Sailing Days:	1,005	969	36	3.7%
Number of vessels operated:	13	13	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,129	$34,164	$(4,035)	(11.8)%
Fuel and other surcharges	$2,052	$735	$1,317	179.2%

Expenses per Sailing Day:
Vessel operating expenses	$18,891	$19,445	$(554)	(2.8)%
Repairs and maintenance	$708	$1,017	$(309)	(30.4)%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset during the three month periods ended June 30, 2017 and June 30, 2016 (USD in 000's):

	Three months ended June 30, 2017	Three months ended June 30, 2016
Operating Income	$2,685	$587
Depreciation	5,334	5,298
Amortization of drydock costs	758	853
Amortization of intangibles	246	253
Gain on foreign exchange	(1,081)	(1,123)
Restructuring charges	—	2,375
Impairment charges on retired asset	—	1,872
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired assets.	$7,942	$10,115

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended June 30, 2016	969	$33,105	$712	$—	$33,817	$—	$18,842	$985	$3,875	$10,115
Changes in the three month period ended June 30, 2017:
Change attributable to Canadian dollar exchange rate	—	(809)	(109)	—	(918)	—	(538)	(5)	(52)	(323)
Net change on a constant currency basis	36	(2,016)	1,459	—	(557)	—	681	(268)	880	(1,850)
Total Change	36	$(2,825)	$1,350	$—	$(1,475)	$—	$143	$(273)	$828	$(2,173)
Three month period ended June 30, 2017	1,005	$30,280	$2,062	$—	$32,342	$—	$18,985	$712	$4,703	$7,942
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired assets.
Total revenue during the three month period ended June 30, 2017 was $32.3 million, a decrease of 4.4%, compared to $33.8 million during the three month period ended June 30, 2016. This decrease was primarily attributable to the inefficient trade pattern at the beginning of the season, delay days and a weaker Canadian dollar. These factors were partially offset by contractual price increases, new business from our existing customers realized during the sailing season and higher fuel surcharge. On a constant currency basis, our total revenue decreased 1.6%, or $0.6 million, during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
Freight and other related revenue generated from Company-operated vessels decreased $2.8 million or 8.5%, to $30.3 million during the three month period ended June 30, 2017 compared to $33.1 million during the three month period ended June 30, 2016. The decline was primarily a result of the inefficient trade pattern at the beginning of the season, delay days and a weaker Canadian dollar. On a constant currency basis, freight and other related revenue decreased 6.1%, or $2.0 million, during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
According to the Lake Carriers' Association, during the three month period ended June 30, 2017, U.S.-flagged vessels on the Great Lakes experienced a 0.4% decrease in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 3.2% increase of coal tonnage carried and a 12.3% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the three month period ended June 30, 2017 decreased by 9.4% compared to the three month period ended June 30, 2016, mainly due to a decrease in our construction aggregates tonnage hauled offset by in increases in other categories described below.  During the three month period ended June 30, 2017, our construction aggregates tonnage hauled decreased 36.4%, compared to the three month period ended June 30, 2016 due to weaker customer demand. Our coal tonnage increased 110.3% during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016 due to increased customer demand . Salt tonnage increased by 9.2% during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016 due to higher demand in the Great Lakes region. Total iron ore tons carried by the Company increased by 46.7% during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016 due to new business wins and increased demand from steel mills.

We operated thirteen vessels (the “Operated Vessels”) during each of the three month periods ended June 30, 2017 and June 30, 2016. We operated a total of 1,005 Sailing Days in the three month period ended June 30, 2017, compared to 969 Sailing Days in the three month period ended June 30, 2016. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 91 Sailing Days in the in the first fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 77 Sailing Days during the three month period ended June 30, 2017 compared to an average of 75 Sailing Days during the three month period ended June 30, 2016. This change in Sailing Days was due to slightly higher customer demand at the start of the 2017 sailing season compared to the start of the 2016 sailing season. Our Operated Vessels operated for 85.0% of the theoretical maximum Sailing Days for the three month period ended June 30, 2017, compared to 81.9% of the theoretical maximum Sailing Days for the three month period ended June 30, 2016.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 101 Delay Days during the three month period ended June 30, 2017 compared to 61 Delay Days during the three month period ended June 30, 2016. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 10.0% during the three month period ended June 30, 2017 compared to 6.3% during the three month period ended June 30, 2016.

Freight and related revenue per Sailing Day decreased to $30,129 per Sailing Day during the three month period ended June 30, 2017 compared to $34,164 per Sailing Day during the three month period ended June 30, 2016. This revenue decrease was primarily due to a change in the mix of cargos carried and increased Delay Days. On a constant currency basis, freight and related revenue per Sailing Day decreased $805 per Sailing Day during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
We had no outside voyage charter revenue in either of the three month periods ended June 30, 2017 and June 30, 2016. We have transferred tonnage carried on outside chartered vessels during the 2015 sailing season to our newest vessel, which was placed into service in November 2015.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges increased $1.4 million, or 189.6%, to $2.1 million during the three month period ended June 30, 2017 compared to $0.7 million during the three month period ended June 30, 2016. Fuel and other surcharges per Sailing Day increased by $1,317, or 179.2%, to $2,052 per Sailing Day during the three month period ended June 30, 2017 compared to $735 per Sailing Day during the three month period ended June 30, 2016. These increases were primarily attributable to increased fuel prices during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016. On a constant currency basis, fuel and other surcharges increased 204.9% or $1.5 million, during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
Vessel operating expenses increased $0.1 million, or 0.8%, to $19.0 million during the three month period ended June 30, 2017 compared to $18.8 million during the three month period ended June 30, 2016. The increase was primarily due to increased Sailing Days and increased fuel prices offset by operating efficiencies as a result of cost efficiency initiatives realized during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016. Vessel operating expenses per Sailing Day decreased $554, or 2.8%, to $18,891 per Sailing Day during the three month period ended June 30, 2017 from $19,445 per Sailing Day during the three month period ended June 30, 2016. On a constant currency basis, vessel operating expenses decreased 3.6%, or $0.7 million, during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
Repairs and maintenance expenses, which primarily consist of expensed winter work, decreased $0.3 million to $0.7 million during the three month period ended June 30, 2017 compared to $1.0 million during the three month period ended June 30, 2016. Repairs and maintenance expenses per Sailing Day decreased $309 to $708 per Sailing Day during the three month period ended June 30, 2017 compared to $1,017 per Sailing Day during the three month period ended June 30, 2016. On a constant currency basis, repairs and maintenance expenses decreased $268 thousand during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
Our general and administrative expenses were $4.7 million during the three month period ended June 30, 2017 compared to $3.9 million during the three month period ended June 30, 2016. Approximately $1.1 million of the increase in general and administrative expenses relates to lender fees and legal expenses associated with obtaining waivers from our lenders under our credit facilities. We realized a cost savings of approximately $0.2 million under previously announced general and administrative cost efficiency initiatives undertaken in the previous year. Our general and administrative expenses equaled 15.5% and 11.7% of freight and related revenue for the three month periods ended June 30, 2017 and June 30, 2016, respectively.
In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, we recorded expenses of $2.4 million as restructuring costs in June 2016. We believe that this initiative has been completed. We expect to realize the benefits of our restructuring costs through lower costs and increased operating efficiencies in future periods. Approximately 63% of the restructuring charge relates to contractual severance payments to our former Executive Vice Chairman and President of our subsidiaries, Lower Lakes Towing and Grand River Navigation.
Depreciation expense was flat at $5.3 million during the three month periods ended June 30, 2017 and June 30, 2016. A slight increase of $36 thousand was primarily attributable to winter 2017 capital expenditures offset by a weaker Canadian dollar.
Amortization of drydock costs was $0.8 million during the three month period ended June 30, 2017 compared to $0.9 million for the three month period ended June 30, 2016. The Company amortized the deferred drydock costs of ten vessels during the three month period ended June 30, 2017 compared to twelve vessels during the three month period ended June 30, 2016.
Gain on foreign exchange during the three month periods ended June 30, 2017 and June 30, 2016 was flat at $1.1 million. Gain on foreign exchange primarily relates to a translation of $43.6 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1.9 million including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the three month period ended June 30, 2017 was $Nil versus operating loss of $145 thousand for the three month period ended June 30, 2016.
As a result of the items described above, operating income during the three month period ended June 30, 2017 was $2.7 million compared to operating income of $0.6 million during the three month period ended June 30, 2016.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset decreased $2.2 million, or 21.5%, to $7.9 million during the three month period ended June 30, 2017 from $10.1 million during the three month period ended June 30, 2016.
Interest expense, which includes $3.8 million of amortization of deferred financing costs, increased by $4.4 million or 121.2% to $8.0 million during the three month period ended June 30, 2017 from $3.6 million during the three month period ended June 30, 2016. This increase in interest expense was primarily attributable to accelerated amortization of deferred financing costs of $3.8 million related to second lien debt, additional pay-in-kind interest of $0.6 million related to the covenant breach of our credit facilities and a higher average debt balance compared to the three month period ended June 30, 2016. Cash interest expense during the three month period ended June 30, 2017 equaled $3.6 million compared to $3.3 million for the three month period ended June 30, 2016.
Our loss before income taxes was $5.3 million during the three month period ended June 30, 2017 compared to a loss before income taxes of $3.0 million during the three month period ended June 30, 2016.
Our effective tax rate was 3.9% on pre-tax loss of $5.3 million during the three month period ended June 30, 2017 compared to 14.8% on pre-tax loss of $3.0 million during the three month period ended June 30, 2016. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOLs"). Our income tax provision was a benefit of $0.2 million during the three month period ended June 30, 2017 compared to an income tax benefit of $0.4 million during the three month period ended June 30, 2016. The change in income tax benefit was due to lower net income before income taxes. The effective tax rate for the three month period ended June 30, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily NOLs.
Our net loss before preferred stock dividends was $5.1 million during the three month period ended June 30, 2017 compared to net loss before preferred stock dividends of $2.6 million during the three month period ended June 30, 2016.
We accrued $0.5 million for dividends on our preferred stock during the three month period ended June 30, 2017 compared to $0.4 million for the three month period ended June 30, 2016. This increase is attributable to a 1% increase in the effective rate of preferred dividends.
Our income applicable to common stockholders was a loss of $5.6 million during the three month period ended June 30, 2017 compared to a loss of $3.0 million during the three month period ended June 30, 2016.

The Canadian dollar (CDN) weakened by approximately 4.1% compared to the U.S. dollar (USD) during the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016, averaging approximately $0.744 USD per CDN during the three month period ended June 30, 2017 compared to approximately $0.776 USD per CDN during the three month period ended June 30, 2016. Our balance sheet translation rate decreased to 0.771 USD per CDN at June 30, 2017 from $0.774 USD per CDN at June 30, 2016.
During the three month period ended June 30, 2017, we operated an average of five vessels in the U.S. and eight vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the three month periods ended June 30, 2017 and 2016, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during each of the three month periods ended June 30, 2017 and 2016, which impacted the average of monthly translation rates for total revenue and costs to U.S. dollars by a decrease of approximately 4.1% during the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the three month periods ended June 30, 2017 and June 30, 2016.
As discussed under “Debt” below, as of July 14, 2017, the waivers previously obtained from the respective lenders under our First Lien Credit Agreement (as defined in “Debt” below) and Second Lien Credit Agreement (as defined in “Debt” below) expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. We continue to pursue, but have not yet obtained, further waivers from the lenders under our credit facilities, but in the interim have been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that we will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that we will be able to obtain waivers on terms acceptable to us, or at all. In this regard, the lenders under the First Lien Credit Agreement (the “First Lien Lenders”) have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on the our borrowing ability. Assuming the First Lien Lenders continue to permit us to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, our management believes that funds available to us from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for us to continue to operate our business in the ordinary course, to pay our ordinary and current expenses, and to continue as a going concern.
The balances outstanding under our credit facilities have been reclassified as short-term obligations within our Consolidated Balance Sheet at June 30, 2017 and March 31, 2017, due to our expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve-month period. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities, other than as previously discussed, that might be necessary should we be unable to continue as a going concern.
A significant factor in mitigating the substantial doubt about the our ability to continue as a going concern is our ability to restructure or refinance our indebtedness, or complete a consensual recapitalization transaction with our lender (the “Second Lien Lender”) under the Second Lien Credit Agreement. Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon.

There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, our board of directors has determined to expand its evaluation of strategic alternatives available to us, and we have engaged a financial advisor to assist in such evaluation. Moreover, the terms of any such recapitalization transaction could result in a significant or complete loss of value to the holders of our common stock. If we are unsuccessful in restructuring or refinancing our indebtedness, or completing a consensual recapitalization transaction with our Second Lien Lender, it could result in our need to voluntarily seek protection under applicable bankruptcy laws. The bankruptcy process could result in a significant or complete loss of value to the holders of our common stock.
On September 20, 2016, we received a letter from Nasdaq providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). We received an initial grace period until March 20, 2017 to regain compliance. On March 21, 2017, we were afforded an additional 180-day grace period until September 18, 2017, but if we fail to regain compliance, our common stock could be delisted and this would likely further depress the value of our common stock and negatively impact our liquidity. We may need to implement a reverse stock split to regain compliance with the Nasdaq Listing Rules. We cannot assure you that we will be successful in regaining compliance even if we are able to implement a reverse stock split.

Net cash used by operating activities during the three month period ended June 30, 2017 was $12.3 million, an increase of $3.6 million, from cash used by operations of $8.7 million during the three month period ended June 30, 2016. The increase in cash used by operating activities was primarily attributable to reduced cash earnings for the three month period ended June 30, 2017, a higher accounts receivable balance due to the timing of customer deliveries and cash collections, a higher cash outflow on drydock costs paid and a lower accounts payable balance compared to the three month period ended June 30, 2016.

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the three month periods ended June 30, 2017 or 2016.
Net cash used in investing activities increased by $5.5 million to $10.7 million during the three month period ended June 30, 2017 from net cash used of $5.2 million during the three month period ended June 30, 2016. This increase was primarily due to higher capital expenditures paid during the three month period ended June 30, 2017 and incurred during the winter of 2017.
Net cash provided by financing activities increased $9.0 million to $23.7 million provided during the three month period ended June 30, 2017 compared to $14.8 million during the three month period ended June 30, 2016. The increase was attributable to higher net borrowings under our senior credit facilities compared to the three month period ended June 30, 2016.
Debt

We had total debt outstanding of $229.4 million at June 30, 2017 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $143.8 million and our Second Lien Credit Agreement (defined below) of $85.6 million, both presented net of unamortized debt issuance costs. As a result of the covenant violations and other matters described below, we have classified the entire balance of this debt as a current liability as of June 30, 2017.

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

•
A swing line facility under which Lower Lakes Towing may borrow up to the lesser of CDN $8 million and the CDN maximum borrowing availability less the outstanding balance of the Canadian Revolving Facility at such time, with a final maturity date of September 30, 2019 (the "Canadian Swing Line Facility"); and

•
A swing line facility under which Lower Lakes Transportation, Grand River and Black Creek may borrow up to USD $9 million, less the outstanding balance of the U.S. Revolving Facility at such time, with a final maturity date of September 30, 2019 (the "U.S. Swing Line Facility").

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

The effective interest rates at June 30, 2017 were 3.66% (3.70% at March 31, 2017) on the Canadian Revolving Facility and 3.74% (3.81% at March 31, 2017) on the U.S. Revolving Facility.

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

Any amounts outstanding under the First Lien Credit Agreement are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of June 30, 2017.

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

On February 9, 2016, the parties to the First Lien Credit Agreement executed an Amendment No. 1 and Waiver Agreement pursuant to which the First Lien Lenders (i) waived breach of the Minimum Fixed Charge Coverage Ratio and Maximum Senior Funded Debt to EBITDA Ratio covenants contained in the First Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the First Lien Credit Agreement entered into an Amendment No. 2 and Waiver Agreement ("Amendment No. 2") pursuant to which the First Lien Lenders waived the breach of certain financial and other covenants by the Company, including breach of the Maximum Senior Funded Debt to EBITDA Ratio covenant therein, calculated as of June 30, 2016. Amendment No. 2 also modified the Maximum Fixed Charge Coverage Ratio and the Maximum Senior Funded Debt to EBITDA Ratio covenants, further limited the expectations to the Restricted Payments (as defined in the First Lien Credit Agreement) allowed to be made by us, provided for additional fees, and incorporated new restrictions on certain of our activities. On September 13, 2016, the parties to the First Lien Credit Agreement entered into Amendment No. 3 to Credit Agreement pursuant to which immaterial changes were made to certain definitions.

On June 1, 2017, the parties to the First Lien Credit Agreement entered into an Amendment No. 4 and Waiver to Credit Agreement (“Amendment No. 4”), pursuant to which the First Lien Lenders waived, until June 14, 2017, our failure to deliver our audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). Amendment No. 4, among other things, further provided for (i) enhanced or new restrictions on certain Company activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) continuation of certain rights of the agent under the First Lien Credit Agreement applicable during an Event of Default during the waiver period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on our right to designate a LIBOR based interest rate for new loans under the First Lien Credit Agreement. Finally, Amendment No. 4 provided for an Event of Default under the First Lien Credit Agreement if we did not agree to a recapitalization transaction with the Second Lien Lender by June 30, 2017, on terms reasonably satisfactory to the agent under the First Lien Credit Agreement.

As of June 14, 2017, the parties to the First Lien Credit Agreement entered into a First Amendment to Amendment No. 4 pursuant to which the waiver provided in Amendment No. 4 was extended to June 30, 2017, subject to the other terms and conditions of the Amendment No. 4.

Effective as of June 30, 2017, the parties to the First Lien Credit Agreement entered into a Second Amendment to Amendment No. 4 pursuant to which (i) the waiver with respect to our failure to deliver our audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which we shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which we shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the Second Lien Lender waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio covenant for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in our audited financial statements, and (c) certain events of default having occurred under the Second Lien Credit Agreement, as discussed below, in each case, (a) through (c), through July 14, 2017.

As of June 30, 2017, we had credit availability of USD $9,438 under the Credit Facilities based on eligible receivables and vessel collateral value, the aggregate principal amount outstanding under the First Lien Credit Agreement was $145,120.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. We continue to pursue, but have not yet obtained, further waivers from the First Lien Lenders or Second Lien Lender, but in the interim have been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that the Company will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that we will be able to obtain waivers on terms acceptable to us, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on our borrowing ability. Assuming the First Lien Lenders continue to permit us to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, our management believes that funds available to us from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for us to continue to operate our business in the ordinary course, to pay our ordinary and current expenses, and to continue as a going concern.

Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, our board of directors has determined to expand its evaluation of strategic alternatives available to us, and we have engaged a financial advisor to assist in such evaluation.

Second Lien Credit Agreement

On March 11, 2014, Lower Lakes Towing, Grand River and Black Creek, as borrowers, Rand LL Holdings, Rand Finance, Black Creek Holdings and Rand, as guarantors, Guggenheim Corporate Funding, LLC, as agent, and certain other lenders, entered into a Term Loan Credit Agreement (as amended from time to time, the “Second Lien Credit Agreement”). The Second Lien Credit Agreement initially provided for (i) a U.S. Dollar denominated term loan facility under which Lower Lakes Towing was obligated to the lenders in the amount of $34.2 million (the "Second Lien CDN Term Loan"); (ii) a U.S. dollar denominated term loan facility under which Grand River and Black Creek were obligated to the Second Lien Lender in the amount of $38.3 million (the "Second Lien U.S. Term Loan"); and (iii) an uncommitted incremental term loan facility of up to $32.5 million as of March 27, 2015.

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

The effective interest rates at June 30, 2017 were 13.75% (13.75% at March 31, 2017) on each of the Second Lien CDN Term Loan and the Second Lien U.S. Term Loan. This is attributable to 3% pay-in-kind ("PIK") interest for the three month period ended June 30, 2017 and March 31, 2017, related to the Fourth Amendment and Waiver To Term Loan Credit Agreement as discussed below.

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

The Second Lien Credit Agreement contains certain covenants, including those limiting the guarantors, the borrowers, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Second Lien Credit Agreement requires the borrowers to maintain certain financial ratios. Failure of the borrowers or the guarantors to comply with any of these covenants or financial ratios could result in the outstanding principal amounts of the loans under the Second Lien Credit Agreement being accelerated. The obligations of the borrowers and the liens of the Second Lien Lender are subject to the terms of an Intercreditor Agreement, which is further described below under the heading “Intercreditor Agreement”.

On April 11, 2014, the parties under the Second Lien Credit Agreement entered into a First Amendment to the Second Lien Credit Agreement, which extended the due date of certain post-closing deliverables. On March 27, 2015, the parties to the Second Lien Credit Agreement entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, the parties to the Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the Second Lien Lender (i) waived breach of the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio, and the Maximum Total Funded Debt to EBITDA Ratio covenants contained in the Second Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the "Fourth Amendment") pursuant to which the Second Lien Lender waived the breach of certain financial and other covenants by us, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Fourth Amendment also modified the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by us, incorporated new restrictions on certain Company activities, provided for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that will only become due and payable if certain milestones are not met related to our progress towards a refinancing of the Second Lien Credit Agreement.

On June 1, 2017, the parties under the Second Lien Credit Agreement entered in to a Fifth Amendment and Waiver to Credit Agreement (the “Fifth Amendment”), pursuant to which the Second Lien Lender waived, until June 14, 2017, our failure to deliver its audited financial statements for the fiscal year ending March 31, 2017 by May 31, 2017 (the “Specified Default”). The Fifth Amendment, among other things, further provided for (i) enhanced or new restrictions on certain of our activities not in the ordinary course of business, including with respect to consummating a merger or sale, making certain intercompany payments, or incurring new liens or indebtedness (other than under the First Lien Credit Agreement), (ii) extension of certain rights of the agent under the Second Lien Credit Agreement applicable during an Event of Default during the Second Lien Waiver Period to the Second Lien Lender and continuation of certain of such rights during the Second Lien Waiver Period (notwithstanding waiver of the Specified Default), including with respect to (a) reimbursement of fees and expenses, (b) entitlement to default interest and (c) enhanced entitlement to Company access and reporting, and (iii) restrictions on our right to designate a LIBOR based interest rate for new loans under the Second Lien Credit Agreement. Finally, the Fifth Amendment provided for an Event of Default under the Second Lien Credit Agreement if we did not agree to a recapitalization transaction with the Second Lien Lender by June 30, 2017.

As of June 14, 2017, the parties to the Second Lien Credit Agreement entered into a First Amendment to Fifth Amendment pursuant to which the waiver provided in the Fifth Amendment was extended to June 30, 2017, subject to the other terms and conditions of the Fifth Amendment.

Effective as of June 30, 2017, the parties to the Second Lien Credit Agreement entered into a Second Amendment to the Fifth Amendment pursuant to which (i) the waiver with respect to our failure to deliver our audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which we shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which we shall have delivered its April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the Second Lien Lender waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in our audited financial statements, in each case, (a) and (b), through July 14, 2017.

As of June 30, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $85,632.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. We continue to pursue, but have not yet obtained, further waivers from the First Lien Lenders or Second Lien Lender, but in the interim have been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that we will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that we will be able to obtain waivers on terms acceptable to us, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on our borrowing ability. Assuming the First Lien Lenders continue to permit us to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, our management believes that funds available to us from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for us to continue to operate our business in the ordinary course, to pay our ordinary and current expenses, and to continue as a going concern.

Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, our board of directors has determined to expand its evaluation of strategic alternatives available to us, and we have engaged a financial advisor to assist in such evaluation.

Intercreditor Agreement

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement described above, on March 27, 2015, Rand and certain of its subsidiaries entered into an Intercreditor Agreement (the "Intercreditor Agreement") with Bank of America, N.A., as the agent for the First Lien Lenders and Guggenheim Corporate Funding, LLC, as the agent for the Second Lien Lender. Under the Intercreditor Agreement, the Second Lien Lender has agreed to subordinate our obligations to them to the repayment of our obligations to the First Lien Lenders and have further agreed to subordinate their liens on our assets to the liens granted in favor of the First Lien Lenders.  Absent the occurrence of an Event of Default under the First Lien Credit Agreement, the Second Lien Lender is permitted to receive regularly scheduled principal and interest payments under the Second Lien Credit Agreement.

Preferred Stock and Preferred Stock Dividends
The shares of our series A convertible preferred stock rank senior to our common stock with respect to liquidation and dividends; are entitled to receive a cash dividend at the annual rate of 7.75% (based on the $50 per share issue price), payable quarterly (subject to increases of 0.5% for each six month period in respect of which the dividend is not paid in cash, up to a maximum of 12%, subject to reversion to 7.75% upon payment of all accrued and unpaid dividends); are convertible into shares of our common stock at any time at the option of the series A preferred stockholder at a conversion price of $6.20 per share (based on the $50 per share issue price and subject to adjustment) or 8.065 shares of common stock for each series A preferred share (subject to adjustment); are convertible into shares of our common stock (based on a conversion price of $6.20 per share, subject to adjustment) at our option if, after the third anniversary of the date of issuance thereof, the trading price of our common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share (subject to adjustment); may be redeemed by us in connection with certain change of control or acquisition transactions; will vote on an as-converted basis with our common stock; and have a separate vote over certain material transactions or changes involving us.
As of June 30, 2017, we had $4.0 million of unpaid accrued dividends on our preferred stock compared to $3.6 million at March 31, 2017. This increase is attributable to an increase in the effective rate of preferred dividends and unpaid dividends from the current and previous periods. As of June 30, 2017, the effective rate of preferred dividends was 10.25% as compared to 9.25% at March 31, 2017.
Investments in Capital Expenditures and Drydockings
We incurred $14.9 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2017 compared to $2.9 million in paid and unpaid capital expenditures and drydock expenses during the three month period ended June 30, 2016. The higher capital expenditures for the three month period ended June 30, 2017 were related to several drydock certifications due during the winter of 2017.
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

Lack of Historical Operating Data for Acquired Vessels
From time to time, as opportunities arise and depending on the availability of financing, we may acquire additional secondhand drybulk carriers. Information regarding the Lack of Historical Operating Data for Acquired Vessels can be found in our Annual Report on Form 10-K for the year ended March 31, 2017.
Critical Accounting Policies and Estimates
Our significant accounting policies are presented in Note 3 to our unaudited consolidated financial statements.

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

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. Upon adoption of ASU 2015-03 for the first quarter of the 2017 fiscal year ended March 31, 2017 (as discussed in Note 4), this cost, net of amortization was classified as an offset against our long-term debt and subordinated debt.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded during the three months ended June 30, 2016 to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows. There were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the three month period ended June 30, 2017.

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value and as a result, an interim impairment test has not been required during the three month period ended June 30, 2017.

Drydock costs

Drydock costs incurred during statutory Canadian and United States certification processes are capitalized and amortized on a straight-line basis over the benefit period, which is generally sixty (60) months. Drydock costs include costs of work performed by third party shipyards and subcontractors and other direct expenses to complete the mandatory certification processes.

Repairs and maintenance

The Company’s vessels require repairs and maintenance each year to ensure the fleet is operating efficiently during the shipping season.  The majority of repairs and maintenance are conducted in January, February, and March of each year when the vessels typically are not engaged in affreightment activities.  The Company expenses such routine repairs and maintenance costs as incurred.  Significant repairs to the Company’s vessels, such as major engine overhauls and major hull steel repairs, are capitalized and amortized over the lesser of the remaining useful life of the upgrade or the asset repaired.

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known. For a discussion of how these and other factors may affect our business, see "Cautionary Note Regarding Forward-Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2017 and in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the first quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (our “Annual Report”), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The series of waivers previously obtained under our credit facilities have expired and we have not yet agreed to a recapitalization transaction with our Second Lien Lender.
As discussed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations above, as of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. We continue to pursue, but have not yet obtained, further waivers from the lenders under our credit facilities, but in the interim have been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that we will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that we will be able to obtain waivers on terms acceptable to us, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on our borrowing ability. If the First Lien Lenders do not continue to permit us to borrow funds during the pendency of the existing events of default and impose additional availability reserves or other borrowing limitations, we may be unable to continue to operate our business in the ordinary course, to pay our ordinary and current expenses, and to continue as a going concern.
Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, our board of directors has determined to expand its evaluation of strategic alternatives available to us, and we have engaged a financial advisor to assist in such evaluation.
Unless we are able to restructure or refinance our indebtedness, or complete a consensual recapitalization transaction with our second lien lender, we may need to seek protection under applicable bankruptcy laws.
As discussed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations above, as of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. Our prior series of waivers under our credit facilities, among other things, require us to consummate a recapitalization transaction of our second lien debt in order to avoid a further default. Failure to enter into such a recapitalization transaction or to otherwise restructure or refinance our debt could result in our need to voluntarily seek protection under applicable bankruptcy laws. There can be no assurance that we can reach agreement as to such a consensual recapitalization or otherwise successfully restructure or refinance our debt in a timely manner or at all. In such event, we may need to voluntarily seek protection under applicable bankruptcy laws. The bankruptcy process could result in a significant or complete loss of value to the holders of our preferred stock and common stock.

A default under our indebtedness (which is not waived) may have a material adverse effect on our financial condition.
In the event of a default under our indebtedness, which is not waived by our lenders, our lenders generally would be able to declare all of the indebtedness under such facilities, together with accrued interest, to be due and payable. In addition, borrowings under our First Lien Credit Agreement are secured by a first-priority lien on substantially all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek and the other guarantors and, in the event of a default under that facility, the First Lien Lenders generally would be entitled to seize the collateral, including assets which are necessary to operate our business. Borrowings under our Second Lien Credit Agreement are secured by a second-priority lien on all of the assets of Lower Lakes Towing, Lower Lakes Transportation, Grand River, Black Creek and the other guarantors. Subject to the terms of the Intercreditor Agreement between the First Lien Lenders and Second Lien Lender, in the event of a default under our Second Lien Credit Agreement, the Second Lien Lenders generally would be entitled to seize the collateral, including assets which are necessary to operate our business. In addition, default under one debt instrument within our credit facilities could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default and cross acceleration clauses. Moreover, upon the occurrence of an event of default under our credit facilities, the commitment of the lenders to make any further loans to us could be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, may have a material adverse effect on our results of operations. As discussed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations above, as of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively.
Our credit facilities contain restrictive covenants that limit our liquidity and corporate activities.

The terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities and also contain affirmative covenants and events of default, including payment defaults, covenant defaults and cross defaults. If an event of default occurs such as has now occurred, the agent, under each of our credit agreements, would be entitled to take various actions, including the acceleration of amounts due under the outstanding credit facilities.

The credit facilities also contain certain negative covenants, including those that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

•	incur additional indebtedness;

•	create additional liens on our assets;

•	sell or acquire assets or businesses;

•	change the nature of our businesses;

•	make investments;

•	engage in mergers or acquisitions or transactions with related parties; or

•	pay dividends.

Therefore, we will need to seek permission from our lenders in order to engage in some corporate actions. Our lenders' interests may be different from ours and no assurance can be given that we will be able to obtain our lenders' permission when needed. This may prevent us from taking actions that are in our best interest. In addition, as discussed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations above, our prior series of waivers under our credit facilities, among other things, require us to consummate a recapitalization transaction with our Second Lien Lender. Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, our board of directors has determined to expand its evaluation of strategic alternatives available to us, and we have engaged a financial advisor to assist in such evaluation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. We continue to pursue, but have not yet obtained, further waivers from the First Lien Lenders or Second Lien Lender, but in the interim have been permitted to continue to borrow funds under the First Lien Credit Agreement. There can be no assurance, however, that we will continue to be permitted to borrow under the First Lien Credit Agreement pending receipt of applicable waivers, or that we will be able to obtain waivers on terms acceptable to us, or at all. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults and have instituted a $15 million availability reserve on our borrowing ability. Assuming the First Lien Lenders continue to permit us to borrow funds during the pendency of the existing events of default and that no additional availability reserves or other borrowing limitations are imposed, our management believes that funds available to us from operations together with funds available for borrowing under the First Lien Credit Agreement will be sufficient for us to continue to operate our business in the ordinary course, to pay our ordinary and current expenses, and to continue as a going concern.

Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not yet been agreed upon. There can be no assurance that we will be able to reach an agreement with respect to a recapitalization transaction in a timely manner or at all. In this regard, our board of directors has determined to expand its evaluation of strategic alternatives available to us, and we have engaged a financial advisor to assist in such evaluation.

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

RAND LOGISTICS, INC.

Date:	August 14, 2017	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 14, 2017	/s/ Mark S. Hiltwein
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