Form 10-Q
period 2017-09-30
Rand Logistics, Inc.
filed 2017-11-14
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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

18,633,149 shares of Common Stock, par value $.0001, were outstanding at November 14, 2017.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	September 30, 2017	March 31, 2017
ASSETS
CURRENT
Cash and cash equivalents	$2,034	$335
Accounts receivable, net (Note 5)	16,747	4,101
Income taxes receivable	46	46
Prepaid expenses and other current assets (Notes 6 and 9)	6,718	6,209
Total current assets	25,545	10,691
PROPERTY AND EQUIPMENT, NET (Note 8)	223,245	214,046
OTHER ASSETS (Note 9)	18	41
DEFERRED DRYDOCK COSTS, NET (Note 10)	12,217	8,802
INTANGIBLE ASSETS, NET (Note 11)	4,500	4,827
GOODWILL (Note 11)	10,193	10,193
Total assets	$275,718	$248,600
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	$7,646	$9,070
Accrued liabilities (Note 13)	11,802	15,220
Other current liability	424	404
Income taxes payable	115	—
Long-term debt, net, classified as current (Note 14)	149,828	119,702
Subordinated debt, net, classified as current (Note 15)	86,288	80,577
Total current liabilities	256,103	224,973
DEFERRED INCOME TAXES, NET (Note 7)	4,286	4,367
Total liabilities	260,389	229,340
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at September 30, 2017 and at March 31, 2017 (Note 18)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,633,149 shares at September 30, 2017 and at March 31, 2017 (Note 18)	1	1
Additional paid-in capital	91,365	91,348
Accumulated deficit	(80,689)	(76,408)
Accumulated other comprehensive loss	(10,022)	(10,355)
Total stockholders’ equity	15,329	19,260
Total liabilities and stockholders’ equity	$275,718	$248,600

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
REVENUE
Freight and related revenue	$37,011	$37,518	$67,291	$70,623
Fuel and other surcharges	2,456	1,722	4,518	2,434
TOTAL REVENUE	39,467	39,240	71,809	73,057
EXPENSES
Vessel operating expenses	21,565	22,028	40,550	40,870
Repairs and maintenance	490	100	1,202	1,085
General and administrative	4,212	3,855	8,915	7,730
Depreciation	6,200	5,203	11,534	10,501
Amortization of drydock costs	873	754	1,631	1,607
Amortization of intangibles	259	252	505	505
(Gain) on foreign exchange, net	(1,596)	(540)	(2,677)	(1,663)
Restructuring charges (Note 21)	—	—	—	2,375
Impairment charges on retired asset	—	—	—	1,872
TOTAL EXPENSES	32,003	31,652	61,660	64,882
OPERATING INCOME	7,464	7,588	10,149	8,175
OTHER INCOME AND EXPENSES
Interest expense (Note 20)	5,721	4,276	13,728	7,896
Interest and other income	(11)	(2)	(11)	(4)
Total Other Income and Expenses	5,710	4,274	13,717	7,892
INCOME (LOSS) BEFORE INCOME TAXES	1,754	3,314	(3,568)	283
PROVISION (RECOVERY) OF INCOME TAXES (Note 7)
Current	120	—	120	—
Deferred	(150)	318	(359)	(131)
(Recovery) provision for Income Taxes	(30)	318	(239)	(131)
NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	1,784	2,996	(3,329)	414
PREFERRED STOCK DIVIDENDS	482	395	952	781
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,302	$2,601	$(4,281)	$(367)
Net income (loss) per share - basic (Note 24)	$0.07	$0.14	$(0.23)	$(0.02)
Net income (loss) per share - diluted (Note 24)	0.07	0.14	(0.23)	(0.02)
Weighted average shares outstanding - basic	18,558,960	18,379,565	18,543,279	18,349,970
Weighted average shares outstanding - diluted	18,558,960	20,762,468	18,543,279	18,349,970

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	1,784	2,996	$(3,329)	414
Other comprehensive income (loss):
Change in foreign currency translation adjustment	345	(175)	333	(27)
COMPREHENSIVE INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	2,129	2,821	$(2,996)	$387

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(18,228)	—	(18,228)
Preferred stock dividends	—	—	—	—	—	(1,643)	—	(1,643)
Restricted stock issued (Note 18)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 18)	—	—	161,733	—	143	—	—	143
Restricted stock units granted	—	—	8,718	—	60	—	—	60
Stock options issued	—	—	—	—	56	—	—	56
Translation adjustment	—	—	—	—	—	—	(820)	(820)
Balances, March 31, 2017	295,480	$14,674	18,633,149	$1	$91,348	$(76,408)	$(10,355)	$19,260
Net loss	—	—	—	—	—	(5,113)	—	(5,113)
Preferred stock dividends	—	—	—	—	—	(470)	—	(470)
Stock options issued	—	—	—	—	9	—	—	9
Translation adjustment	—	—	—	—	—	—	(12)	(12)
Balances, June 30, 2017	295,480	$14,674	18,633,149	$1	$91,357	$(81,991)	$(10,367)	$13,674
Net income	—	—	—	—	—	1,784	—	1,784
Preferred stock dividends	—	—	—	—	—	(482)	—	(482)
Stock options issued	—	—	—	—	8	—	—	8
Translation adjustment	—	—	—	—	—	—	345	345
Balances, September 30, 2017	295,480	$14,674	18,633,149	$1	$91,365	$(80,689)	$(10,022)	$15,329

The accompanying notes are an integral part of these consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Six months ended September 30, 2017	Six months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,329)	$414
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of drydock costs	13,165	12,108
Amortization of intangibles and deferred financing costs	4,409	1,731
Deferred income taxes	(359)	(131)
Impairment charges on retired asset	—	1,872
Equity compensation granted	17	240
Unrealized foreign exchange gain	(2,806)	381
Restructuring charges	—	2,375
Deferred drydock costs paid	(7,965)	(2,821)
Changes in operating assets and liabilities:
Accounts receivable	(12,646)	(10,099)
Prepaid expenses and other current assets	(509)	(323)
Accounts payable and accrued liabilities	1,442	(234)
Other assets and liabilities, net	43	(623)
Income taxes payable, net	115	(12)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,423)	4,878
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,776)	(9,095)
NET CASH USED IN INVESTING ACTIVITIES	(17,776)	(9,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	—	(283)
Proceeds from long-term debt	30,996	28,153
Long-term debt repayment	(758)	(23,190)
Debt financing cost	(2,480)	(284)
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,758	4,396
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	140	153
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,699	332
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	335	77
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,034	$409
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$8,681	$6,578
Unpaid purchases of property and equipment	$975	$901
Unpaid purchases of deferred drydock costs	$402	$54
Payment of income taxes	$3	$—

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

2.     GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and contemplate continuation of the Company as a going concern. As discussed under Notes 14 and 15, as of July 14, 2017, the waivers previously obtained from the respective lenders under the Company's First Lien Credit Agreement (as defined in Note 14) and Second Lien Credit Agreement (as defined in Note 15) expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. To date, the Company has not been successful in obtaining further waivers from the lenders under its credit facilities or in refinancing its debt facilities, but continues to pursue a resolution with its lenders. The Company, in the interim, has been permitted to borrow funds at the discretion of the lenders under the First Lien Credit Agreement (the "First Lien Lenders"), however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15,000 availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement.

Further, the Company incurred a net loss of $19,871 during the year ended March 31, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $214,282 (after the reclassification of debt from long-term to current in the amount of $200,279). The balances outstanding under our credit facilities have been classified as short-term obligations within the Company’s Consolidated Balance Sheet since March 31, 2017 due to the Company’s expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve-month period. Together, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, other than as previously discussed, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Assuming the First Lien Lenders continue to permit the Company to borrow funds during the pendency of the existing events of default, and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company for borrowing under the First Lien Credit Agreement will be sufficient for the Company to continue to operate its business in the ordinary course and to pay its ordinary and current expenses; provided, however, the Company may not have adequate funds available under the First Lien Credit Agreement to fund certain capital expenditure and dry-docking projects.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.     GOING CONCERN (continued)

A significant factor in mitigating the substantial doubt about the Company's ability to continue as a going concern is the Company's ability to restructure or refinance its indebtedness, or to complete a recapitalization transaction with the lender under the Second Lien Credit Agreement (the “Second Lien Lender”). The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. The Company, with the assistance of its financial advisor, has also continued to evaluate other potential transactions that may be available to the Company that could potentially resolve the credit facility defaults. Notwithstanding the Company's efforts, there can be no assurance as to whether the Company will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or as to whether the terms of any such transaction, if achieved, would provide any value to holders of the Company’s common and preferred stock. Moreover, the inability of the Company to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in the Company's need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of the Company's common and preferred stock. In addition, the terms of any recapitalization or other transaction agreed to by the Company may require that the transaction be implemented through a bankruptcy process.

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

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained herein. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year, in part due to the seasonal nature of the business. The comparative consolidated balance sheet amounts as of March 31, 2017 and the consolidated statement of stockholders' equity for the year ended March 31, 2017 are derived from the audited consolidated financial statements for the fiscal year ended March 31, 2017. The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited interim financial statements should be read in conjunction with the financial statements that are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs and customer relationships and contracts. Customer relationships and contracts are amortized over 15 years straight-line.

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. This cost, net of amortization is classified as an offset against our debt.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded during the three months ended June 30, 2016 to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows. There were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2017.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value and as a result, an interim impairment test has not been required during the six month period ended September 30, 2017.

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

The disclosure requirements of ASC 815 and ASC 820 related to the Company’s financial assets and liabilities are presented in Note 23.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

4.	RECENTLY ISSUED PRONOUNCEMENTS

Revenue from Contracts with Customers(Topic 606)

In May 2014, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of the new standard by one year to annual periods beginning after December 15, 2017. ASU 2014-09, as subsequently amended, shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date. The Company has not elected to early adopt the new revenue guidance, and as a result, the Company will initially apply this new guidance during the first quarter of the fiscal year ending March 31, 2019.
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
Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 revises the existing guidance related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases, as well as additional disclosure regarding leasing arrangements. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with earlier adoption permitted. The Company has not elected to early adopt the new leasing guidance, and as a result, the Company will apply this new guidance during the first quarter of its fiscal year ending March 31, 2020. The Company is currently evaluating the effects of the adoption of ASU 2016-02 on its consolidated financial statements.

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

5.     ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $120 as of September 30, 2017 and $113 as of March 31, 2017. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2017	March 31, 2017
Prepaid insurance	$311	$302
Fuel and lubricant inventories	4,750	4,252
Deposits and other prepaids	1,657	1,655
	$6,718	$6,209

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	INCOME TAXES

The Company's effective tax rate for the six month period ended September 30, 2017 was a tax expense of 6.7% compared to a deferred tax benefit of 46.3% for the six month period ended September 30, 2016. The change in effective tax rate was primarily due to changes in permanent differences and discrete items compared to the prior year comparative period. For state tax purposes, the Company is in an overall net deferred tax asset position before the consideration of the valuation allowance at September 30, 2017. In certain separate state jurisdictions, a small net deferred tax liability exists before consideration of the valuation allowance. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carryforward. The Company recorded a small valuation allowance against the U.S. state net deferred tax assets as of September 30, 2017.

The effective tax rate for the six month period ended September 30, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax benefits as of September 30, 2017. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during any of the three and six month periods ended September 30, 2017 and September 30, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	September 30, 2017	March 31, 2017
Cost
Vessels	$346,627	$322,820
Leasehold improvements	186	146
Furniture and equipment	624	594
Vehicles	12	15
Computer, communication equipment and purchased software	4,266	3,727
	$351,715	$327,302
Accumulated depreciation
Vessels	$125,241	$110,338
Leasehold improvements	79	61
Furniture and equipment	463	408
Vehicles	12	13
Computer, communication equipment and purchased software	2,675	2,436
	$128,470	$113,256
Total Cost less Accumulated Depreciation	$223,245	$214,046

9.	OTHER ASSETS

Certain customer contract related expenditures included in other assets at March 31, 2017 were fully amortized as of September 30, 2017. The current portion of such costs represented the amounts expected to be recognized as expenses over the next twelve months.

	September 30, 2017	March 31, 2017
Customer contract costs	$—	$72
Prepaid expenses and other assets	6,736	6,178
Total	$6,736	$6,250

Current portion (Note 6)	6,718	6,209

Other long-term assets	$18	$41

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	September 30, 2017	March 31, 2017
Drydock expenditures	$18,929	$19,395
Accumulated amortization	(6,712)	(10,593)
	$12,217	$8,802

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2016	$6,660
Drydock costs accrued and incurred	5,531
Amortization of drydock costs	(3,104)
Unamortized dry-dock cost write-off for a retired vessel	(138)
Foreign currency translation adjustment	(147)
Balance as of March 31, 2017	8,802
Drydock costs accrued and incurred	4,789
Amortization of drydock costs	(1,631)
Foreign currency translation adjustment	257
Balance as of September 30, 2017	$12,217

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	September 30, 2017	March 31, 2017
Intangible assets:
Customer relationships and contracts	$15,531	$14,886
Total identifiable intangibles	15,531	14,886
Accumulated amortization:
Customer relationships and contracts	11,031	10,059
Total accumulated amortization	11,031	10,059
Net intangible assets	$4,500	$4,827
Goodwill	$10,193	$10,193

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

September 30, 2018	$1,035
September 30, 2019	1,036
September 30, 2020	1,035
September 30, 2021	637
September 30, 2022	347
$4,090

12.	VESSEL ACQUISITION AND CAPITAL EXPENDITURES

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
The Company incurred $18,507 on paid and unpaid capital expenditures and drydock projects for the six month period ended September 30, 2017 compared to $4,359 for the six month period ended September 30, 2016. The higher capital expenditures for the six month period ended September 30, 2017 were related to several required drydock certifications due during the winter of 2017.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2017	March 31, 2017
Payroll compensation and benefits	1,670	753
Preferred stock dividends	4,515	3,563
Professional fees	325	394
Interest	2,784	2,393
Winter work, deferred drydock expenditures and capital expenditures	135	5,882
Capital and franchise taxes	50	52
Restructuring charges (Note 21)	338	654
Other	1,985	1,529
	$11,802	$15,220

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		September 30, 2017	March 31, 2017
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	69,711	46,996

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	81,357	74,200
		$151,068	$121,196
	Less unamortized debt issuance costs	(1,240)	(1,494)
		149,828	119,702
	Less amounts classified as current	149,828	119,702
		$—	$—

As a result of the covenant violations and other matters described below, the Company has classified the entire balance of this debt as a current liability at September 30, 2017 and March 31, 2017.

The effective interest rates at September 30, 2017 were 6.27% (3.70% at March 31, 2017) on the Canadian Revolving Facility (defined below) and 6.24% (3.81% at March 31, 2017) on the U.S. Revolving Facility (defined below).

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of September 30, 2017.

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

As of September 30, 2017, the Company had credit availability of $3,473 under the Credit Facilities based on eligible receivables and vessel collateral value, the aggregate principal amount outstanding under the First Lien Credit Agreement was $151,068.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of September 30, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. To date, the Company has not been successful in obtaining further waivers from the lenders under its credit facilities or in refinancing its debt facilities, but the Company continues to pursue a resolution with its lenders. The Company, in the interim, has been permitted to borrow funds at the discretion of the First Lien Lenders, however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15,000 availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement.

The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. The Company, with the assistance of its financial advisor, has also continued to evaluate other possible transactions potentially available to the Company that could potentially resolve the credit facility defaults. Notwithstanding the Company's efforts, there can be no assurance as to whether the Company will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or as to whether the terms of any such transaction, if achieved, would provide any value to holders of the Company's common and preferred stock. Moreover, the inability of the Company to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in the Company's need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of the Company's common and preferred stock. In addition, the terms of any recapitalization or other transaction agreed to by the Company may require that the transaction be implemented through a bankruptcy process.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		September 30, 2017	March 31, 2017
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$43,987	$41,645

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	42,301	40,049
		86,288	81,694
	Less unamortized debt issuance costs	—	(1,117)
		86,288	80,577
	Less amounts classified as current	86,288	80,577
		$—	$—

As a result of the covenant violations and other matters described below, the Company has classified the entire balance of this debt as a current liability at September 30, 2017 and March 31, 2017.

The effective interest rates at September 30, 2017 were 15.82% (13.75% at March 31, 2017) on each of the Second Lien CDN Term Loan (defined below) and the Second Lien U.S. Term Loan (defined below).

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

As of September 30, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $86,288.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of September 30, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. To date, the Company has not been successful in obtaining further waivers from the lenders under its credit facilities or in refinancing its debt facilities, but the Company continues to pursue a resolution with its lenders. The Company, in the interim, has been permitted to borrow funds at the discretion of the First Lien Lenders, however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15,000 availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement.

The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. The Company, with the assistance of its financial advisor, has also continued to evaluate other possible transactions potentially available to the Company that could potentially resolve the credit facility defaults. Notwithstanding the Company's efforts, there can be no assurance as to whether the Company will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or as to whether the terms of any such transaction, if achieved, would provide any value to holders of the Company's common and preferred stock. Moreover, the inability of the Company to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in the Company's need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of the Company's common and preferred stock. In addition, the terms of any recapitalization or other transaction agreed to by the Company may require that the transaction be implemented through a bankruptcy process.

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

The Company did not have any leases that met the criteria of a capital lease as of September 30, 2017 and 2016. Leases that do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016

Operating leases	$175	$161	$338	$292
	$175	$161	$338	$292

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

September 30, 2018	$691
September 30, 2019	564
September 30, 2020	466
September 30, 2021	249
September 30, 2022	118
Thereafter	50
$2,138

As of September 30, 2017, the Company had signed contractual commitments with several suppliers totaling $910 ($3,051 as of March 31, 2017) in connection with capital expenditures and drydock projects due in less than one year.

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claims incidental to the business principally involving commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death, or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2017, an accrual of $168 ($365 as of March 31, 2017) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims; however the Company cannot assure that such reserves will be sufficient to cover all costs incurred, or that insurance will be available or sufficient, or that any defenses asserted by management will be successful.

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

The accrued preferred stock dividends payable at September 30, 2017 were $4,515 and at March 31, 2017 were $3,563. As of September 30, 2017, the effective dividend rate of the preferred stock was 10.25%. As of March 31, 2017, the effective dividend rate of the preferred stock was 9.75%.

Since January 2007, share-based compensation has been granted to management and directors from time to time.  The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date except as described below.  The Company reserved 2,500,000 shares for issuance under the Company’s 2007 Long Term Incentive Plan (the “LTIP”) to employees, officers, directors and consultants. The LTIP expired on July 26, 2017, except with respect to awards then outstanding, which will remain outstanding until exercised, cancelled or expired in accordance with their terms.  After July 26, 2017, no further awards may be granted under the LTIP.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	—	—	—	7
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	6	16	22	65
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	—	1	5	2
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	2	2	4	7
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	8	8	16	13
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through September 30, 2017 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the fiscal year ended March 31, 2017, the Company awarded 161,733 shares for services rendered from April 1, 2016 to March 31, 2017. No such shares were awarded during the three month and six month periods ended September 30, 2017. Grant date fair value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through September 30, 2017 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant, 0.80% to 1.60% for the fiscal 2016 grant and 1.24% for the fiscal 2017 grant. Expected volatility was 39.49% for the fiscal 2009 grant, 33.5% to 37.2% for the fiscal 2016 grant and 42.46% for fiscal 2017 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2017. During the twelve months ended March 31, 2017, 136,267 options expired. During the twelve month period ended March 31, 2016, 306,766 options expired. Options outstanding (341,752) at September 30, 2017 had a remaining weighted average contractual life of approximately two years and nine months.

The Company recorded compensation expenses related to such stock options of $8 for the three month period ended September 30, 2017 and $17 for the six month period ended September 30, 2017 ($7 for the three month period ended September 30, 2016 and $19 for the six month period ended September 30, 2016). None of the outstanding stock options were in-the-money as of September 30, 2017 or September 30, 2016.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31st of each year, beginning on March 31, 2015 and are therefore fully vested as of March 31, 2017. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $Nil for the three month period ended September 30, 2017 and $15 for the three month period ended September 31, 2016. On the first vesting date of March 31, 2015, 10,559 shares vested. On the second vesting date of March 31, 2016, 8,905 shares vested. On the third vesting date of March 31, 2017, 8,718 shares vested.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels. The Company was not part of any such arrangements during either of the three and six month periods ended September 30, 2017 and 2016, respectively.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Amortization of deferred financing costs	149	901	$3,905	$1,226
Long-term debt-senior	1,961	1,210	3,305	2,384
Long-term debt-subordinated	3,611	2,158	6,518	4,270
Deferred payment liability	—	7	—	16
	$5,721	$4,276	$13,728	$7,896

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company recorded expenses of $2,375 during the three month period ended June 30, 2016 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations." The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. For the three month period ended September 30, 2017 the Company recognized $Nil as expenses.

The following table summarizes activities in the restructuring costs accrual balance.

Restructuring Costs
Balance as of June 30, 2016	$2,375
Payments	(1,721)
Balance as at March 31, 2017	654
Payments	(156)
Balance as at June 30, 2017	498
Payments	(160)
Balance as at September 30, 2017	338

The restructuring costs accrual balance is included in accrued liabilities (see Note 13).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	SEGMENT INFORMATION

The Company has identified one reportable operating segment under ASC 280 “Segment Reporting.”

Information about geographic operations is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016

Revenue by country:
Canada	$21,876	$22,895	$43,022	$42,295
United States	17,591	16,345	28,787	30,762
	$39,467	$39,240	$71,809	$73,057

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	September 30, 2017	March 31, 2017
Property and equipment, net by country:
Canada	$112,972	$107,884
United States	110,273	106,162
	$223,245	$214,046
Intangible assets, net by country:
Canada	$2,751	$2,910
United States	1,749	1,917
	$4,500	$4,827
Goodwill by country:
Canada	$8,284	$8,284
United States	1,909	1,909
	$10,193	$10,193
Total assets by country:
Canada	$143,612	$131,198
United States	132,106	117,402
	$275,718	$248,600

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
The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three and six month periods ended September 30, 2017 or September 30, 2016.

The Company had no foreign currency hedge contracts open as of September 30, 2017 or March 31, 2017. For the three and six month periods ended September 30, 2017, the fair value adjustments of the foreign currency hedge contracts resulted in a loss of $189 for three and six month periods ended September 30, 2017 (gains of $1,185 for the three month period ended September 30, 2016 and $2,050 for the six month period ended September 30, 2016). These gains and losses are included in the Company’s earnings, and the fair value of settlement costs to terminate the contracts was included in current liabilities on the Company's consolidated balance sheets.

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

The Company had a total of 18,633,149 shares of common stock issued and outstanding as of September 30, 2017, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,941,863 and 20,762,468 shares for the three month periods ended September 30, 2017 and 2016, respectively and 20,926,182 and 20,732,873 shares for the six month periods ended September 30, 2017 and 2016, respectively . The calculations for the three month periods ended September 30, 2017 is anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,558,960. The calculation for six month periods ended September 30, 2017 and September 30, 2016 are also anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,543,279 and 18,349,970 respectively for the six month periods. The convertible preferred shares outstanding as of September 30, 2017 and September 30, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Numerator:
Net income (loss) before preferred dividends	$1,784	$2,996	$(3,329)	$414
Preferred stock dividends	(482)	(395)	(952)	(781)
Net income (loss) applicable to common stockholders	$1,302	$2,601	$(4,281)	$(367)
Denominator:
Weighted average common shares for basic EPS	18,558,960	18,379,565	18,543,279	18,349,970
Effect of dilutive securities:
Average price during period	0.29	0.94	0.44	0.96
Long term incentive stock option plan	341,752	246,007	341,752	304,193
Average exercise price of stock options	2.98	3.85	2.98	3.85
Shares that could be acquired with the proceeds of options	—	—	—	—
Dilutive shares due to options	—	—	—	—
Restricted Stock Units (RSU)-unvested	—	10,586	—	10,586
Average grant date fair value of unvested RSU	—	5.99	—	5.99
Shares that could be acquired with the proceeds of RSU	—	—	—	—
Dilutive shares due to RSU	—	—	—	—
Incremental shares due to unvested restricted shares	—	—	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,382,903	2,382,903	2,382,903
Weighted average common shares for diluted EPS	18,558,960	20,762,468	18,543,279	18,349,970
Basic EPS	$0.07	$0.14	$(0.23)	$(0.02)
Diluted EPS	$0.07	$0.14	$(0.23)	$(0.02)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended September 30, 2017. The use of the term "GAAP" herein refers to generally accepted accounting principles in the United States of America. All dollar amounts are presented in millions except share, per share and per day amounts.

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

•	our capital resources and the adequacy thereof, including our ability to obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;

•	our expected capital spending or operating expenses, including drydocking and insurance costs;

•	our ability to remain in or regain compliance with applicable regulations, Nasdaq listing requirements and our debt covenants;

•	our ability to implement a recapitalization transaction or refinance or restructure our debt;

•	changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and

•	assumptions regarding any of the foregoing.

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
We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our listed risks under "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the SEC on July 6, 2017, in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

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

Results of Operations for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016
Selected Financial and Operating Information

(USD in 000's)	September 30, 2017	September 30, 2016	$ Change	% Change
Revenue:
Freight and related revenue	$37,011	$37,518	$(507)	(1.4)%
Fuel and other surcharges	2,456	1,722	734	42.6%
Total	$39,467	$39,240	$227	0.6%
Expenses:
Vessel operating expenses	21,565	22,028	(463)	(2.1)%
Repairs and maintenance	490	100	390	390.0%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) on foreign exchange.	$13,200	$13,257	$(57)	(0.4)%
OPERATING INCOME	$7,464	$7,588	$(124)	(1.6)%

Sailing Days:	1,099	1,185	(86)	(7.3)%
Number of vessels operated:	13	14	(1)	(7.1)%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$33,677	$31,661	$2,016	6.4%
Fuel and other surcharges	$2,235	$1,453	$782	53.8%

Expenses per Sailing Day:
Vessel operating expenses	$19,622	$18,589	$1,033	5.6%
Repairs and maintenance	$446	$84	$362	431.0%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) on foreign exchange during the three month periods ended September 30, 2017 and September 30, 2016 (USD in 000's):

	Three months ended September 30, 2017	Three months ended September 30, 2016
Operating Income	$7,464	$7,588
Depreciation	6,200	5,203
Amortization of drydock costs	873	754
Amortization of intangibles	259	252
Gain on foreign exchange	(1,596)	(540)
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) on foreign exchange.	$13,200	$13,257

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended June 30, 2016	1,185	$37,518	$1,722	$—	$39,240	$—	$22,028	$100	$3,855	$13,257
Changes in the three month period ended September 30, 2017:
Change attributable to Canadian dollar exchange rate	—	774	88	—	862	—	477	16	36	333
Net change on a constant currency basis	(86)	(1,281)	646	—	(635)	—	(940)	374	321	(390)
Total Change	(86)	$(507)	$734	$—	$227	$—	$(463)	$390	$357	$(57)
Three month period ended September 30, 2017	1,099	$37,011	$2,456	$—	$39,467	$—	$21,565	$490	$4,212	$13,200
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) on foreign exchange.
Total revenue during the three month period ended September 30, 2017 was $39.5 million, an increase of 0.6%, compared to $39.2 million during the three month period ended September 30, 2016. This increase was primarily attributable to the higher tonnage carried by our ships, spot business opportunities from new and existing customers, contractual price increases, higher fuel surcharge recovery and a stronger Canadian dollar compared to three month period ended September 30, 2016. These factors were partially offset by revenue associated with 86 fewer sailing days during the second quarter of 2017 compared to the second quarter of 2016. On a constant currency basis, our total revenue decreased 1.6%, or $0.6 million, during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.
Freight and other related revenue generated from Company-operated vessels decreased $0.5 million or 1.4%, to $37.0 million during the three month period ended September 30, 2017 compared to $37.5 million during the three month period ended September 30, 2016. The decline was primarily a result of the 86 fewer sailing days, offset by a stronger Canadian dollar. On a constant currency basis, freight and other related revenue decreased 3.4%, or $1.3 million, during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.
According to the Lake Carriers' Association, during the three month period ended September 30, 2017, U.S.-flagged vessels on the Great Lakes experienced a 5.3% increase in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 9.0% increase in iron ore tonnage carried and a 5.6% increase of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the three month period ended September 30, 2017 increased by 2.3% compared to the three month period ended September 30, 2016, mainly due to an increase in our construction aggregates tonnage and our iron ore tonnage hauled offset by a decrease in grain tonnage.  During the three month period ended September 30, 2017, our construction aggregates tonnage hauled increased 8.3%, compared to the three month period ended September 30, 2016 due to stronger demand for infrastructure projects during the second quarter of 2017. Our iron ore and coal tonnage increased 5.2% and 17.9% respectively during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 due to stronger demand for steel for local and export markets during the second quarter of 2017. Salt tonnage increased by 5.6% during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016 due to higher demand in the Great Lakes region.

We operated thirteen vessels (the “Operated Vessels”) during the three month period ended September 30, 2017 and fourteen vessels during the three month period ended September 30, 2016. We operated a total of 1,099 Sailing Days in the three month period ended September 30, 2017, compared to 1,185 Sailing Days in the three month period ended September 30, 2016. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 92 Sailing Days in the second fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups. Each of the Company’s Operated Vessels sailed an average of approximately 85 Sailing Days during each of the three month periods ended September 30, 2017 and September 30, 2016. The change in Sailing Days was due to the lay-up of one of our vessels for a scheduled drydock project. Our Operated Vessels operated for 91.9% of the theoretical maximum Sailing Days for the three month period ended September 30, 2017, compared to 92.0% of the theoretical maximum Sailing Days for the three month period ended September 30, 2016.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 77 Delay Days during the three month period ended September 30, 2017 compared to 73 Delay Days during the three month period ended September 30, 2016. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 7.0% during the three month period ended September 30, 2017 compared to 6.2% during the three month period ended September 30, 2016.

Freight and related revenue per Sailing Day increased to $33,677 per Sailing Day during the three month period ended September 30, 2017 compared to $31,661 per Sailing Day during the three month period ended September 30, 2016. This revenue increase was primarily due to a change in the mix of cargos carried. On a constant currency basis, freight and related revenue per Sailing Day increased $704 per Sailing Day during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges increased $0.7 million, or 42.6%, to $2.5 million during the three month period ended September 30, 2017 compared to $1.7 million during the three month period ended September 30, 2016. Fuel and other surcharges per Sailing Day increased by $782, or 53.8%, to $2,235 per Sailing Day during the three month period ended September 30, 2017 compared to $1,453 per Sailing Day during the three month period ended September 30, 2016. These increases were primarily attributable to increased fuel prices during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016. On a constant currency basis, fuel and other surcharges increased 37.5% or $0.6 million, during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.
Vessel operating expenses decreased $0.5 million, or 2.1%, to $21.6 million during the three month period ended September 30, 2017 compared to $22.0 million during the three month period ended September 30, 2016. The decrease was primarily due to decreased Sailing Days and operating efficiencies as a result of cost efficiency initiatives realized during the three month period ended September 30, 2017, offset by increased fuel prices and a stronger Canadian dollar. Vessel operating expenses per Sailing Day decreased $1,033, or 5.6%, to $19,622 per Sailing Day during the three month period ended September 30, 2017 from $18,589 per Sailing Day during the three month period ended September 30, 2016. On a constant currency basis, vessel operating expenses decreased 4.3%, or $0.9 million, during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.4 million to $0.5 million during the three month period ended September 30, 2017 compared to $0.1 million during the three month period ended September 30, 2016. Repairs and maintenance expenses per Sailing Day increased $362 to $446 per Sailing Day during the three month period ended September 30, 2017 compared to $84 per Sailing Day during the three month period ended June 30, 2016. On a constant currency basis, repairs and maintenance expenses increased $374 thousand during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.
Our general and administrative expenses were $4.2 million during the three month period ended September 30, 2017 compared to $3.9 million during the three month period ended September 30, 2016. Approximately $0.6 million of the increase in general and administrative expenses relates to lender fees, legal and advisory expenses associated with our efforts to recapitalize our credit facilities. Our general and administrative expenses equaled 11.4% and 10.3% of our freight and related revenue for the three month periods ended September 30, 2017 and September 30, 2016, respectively.

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
Depreciation expense was $6.2 million during the three month period ended September 30, 2017 compared to $5.2 million for the three month period ended September 30, 2016. An increase of $1.0 million was primarily attributable to winter 2017 capital expenditures and a stronger Canadian dollar.
Amortization of drydock costs was $0.9 million during the three month period ended September 30, 2017 compared to $0.8 million for the three month period ended September 30, 2016. The Company amortized the deferred drydock costs of ten vessels during the three month period ended September 30, 2017 compared to eleven vessels during the three month period ended September 30, 2016.
Gain on foreign exchange was $1.6 million during the three month period ended September 30, 2017 and $0.5 million during the three month period September 30, 2016 . Gain on foreign exchange primarily relates to a translation of $43.9 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As a result of the items described above, operating income during the three month period ended September 30, 2017 was $7.5 million compared to operating income of $7.6 million during the three month period ended September 30, 2016.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (gain) on foreign exchange decreased by $0.1 million, or 0.4%, to $13.2 million during the three month period ended September 30, 2017 from $13.3 million during the three month period ended September 30, 2016.
Interest expense, which includes $149 thousand of amortization of deferred financing costs, increased by $1.4 million or 33.8% to $5.7 million during the three month period ended September 30, 2017 from $4.3 million during the three month period ended September 30, 2016. This increase in interest expense was primarily attributable to additional pay-in-kind interest of $0.7 million related to certain covenant breaches under our second lien credit facilities, default interest related to certain covenant breaches under our credit facilities and a higher debt balance compared to the three month period ended September 30, 2016. Cash interest expense during the three month period ended September 30, 2017 equaled $4.9 million compared to $3.4 million for the three month period ended September 30, 2016.
Our income before income taxes was $1.8 million during the three month period ended September 30, 2017 compared to $3.3 million during the three month period ended September 30, 2016.
Our effective tax rate was a tax benefit of 1.7% on pre-tax income of $1.8 million during the three month period ended September 30, 2017 compared to a tax expense of 9.6% on pre-tax income of $3.3 million during the three month period ended September 30, 2016. Our income tax benefit was $0.03 million during the three month period ended September 30, 2017 compared to an income tax expense of $0.3 million during the three month period ended September 30, 2016. The decrease in income tax expense was due to a lower consolidated tax rate during the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016. The effective tax rate for the three month period ended September 30, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses.
Our net income before preferred stock dividends was $1.8 million during the three month period ended September 30, 2017 compared to $3.0 million during the three month period ended September 30, 2016.
We accrued $0.5 million for dividends on our preferred stock during the three month period ended September 30, 2017 compared to $0.4 million for the three month period ended September 30, 2016. This increase is attributable to a 1% increase in the effective rate of dividends for our preferred stock pursuant to the terms of our preferred stock.
Our income applicable to common stockholders was a gain of $1.3 million during the three month period ended September 30, 2017 compared to a gain of $2.6 million during the three month period ended September 30, 2016.

The Canadian dollar (CDN) strengthened by approximately 4.2% compared to the U.S. dollar (USD) during the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016, averaging approximately $0.798 USD per CDN during the three month period ended September 30, 2017 compared to approximately $0.766 USD per CDN during the three month period ended September 30, 2016. Our balance sheet translation rate increased to $0.801 USD per CDN at September 30, 2017 from $0.762 USD per CDN at September 30, 2016.
During the three month period ended September 30, 2017, we operated an average of five vessels in the U.S. and eight vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 48% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016
Selected Financial and Operating Information

(USD in 000's)	September 30, 2017	September 30, 2016	$ Change	% Change
Revenue:
Freight and related revenue	$67,291	$70,623	$(3,332)	(4.7)%
Fuel and other surcharges	4,518	2,434	2,084	85.6%
Total	$71,809	$73,057	$(1,248)	(1.7)%
Expenses:
Vessel operating expenses	40,550	40,870	(320)	(0.8)%
Repairs and maintenance	1,202	1,085	117	10.8%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset.	$21,142	$23,372	$(2,230)	(9.5)%
OPERATING INCOME	$10,149	$8,175	$1,969	24.1%

Sailing Days:	2,104	2,154	(50)	(2.3)%
Number of vessels operated:	14	14	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$31,982	$32,787	$(805)	(2.5)%
Fuel and other surcharges	$2,147	$1,130	$1,017	90.0%

Expenses per Sailing Day:
Vessel operating expenses	$19,273	$18,974	$299	1.6%
Repairs and maintenance	$571	$504	$67	13.3%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset during the six month periods ended September 30, 2017 and September 30, 2016 (USD in 000's):

	Six months ended September 30, 2017	Six months ended September 30, 2016
Operating Income	$10,149	$8,175
Depreciation	11,534	10,501
Amortization of drydock costs	1,631	1,607
Amortization of intangibles	505	505
Gain on foreign exchange	(2,677)	(1,663)
Restructuring charges	—	2,375
Impairment charges on retired asset	—	1,872
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset.	$21,142	$23,372

The following table summarizes the changes in the components of our revenue and certain expenses during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Outside voyage charter revenue	Total revenue	Outside voyage charter fees	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Six month period ended September 30, 2016	2,154	$70,623	$2,434	$—	$73,057	$—	$40,870	$1,085	$7,730	$23,372
Changes in the six month period ended September 30, 2017:
Change attributable to Canadian dollar exchange rate	—	(35)	(21)	—	(56)	—	(61)	11	(16)	10
Net change on a constant currency basis	(50)	(3,297)	2,105	—	(1,192)	—	(259)	106	1,201	(2,240)
Total Change	(50)	$(3,332)	$2,084	$—	$(1,248)	$—	$(320)	$117	$1,185	$(2,230)
Six month period ended September 30, 2017	2,104	$67,291	$4,518	$—	$71,809	$—	$40,550	$1,202	$8,915	$21,142
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired assets.
Total revenue during the six month period ended September 30, 2017 was $71.8 million, a decrease of 1.71%, compared to $73.1 million during the six month period ended September 30, 2016. This decrease was primarily attributable to an inefficient trade pattern at the beginning of the 2017 sailing season, increased delay days during the six month period ended September 30, 2017 and a weaker Canadian dollar. These factors were partially offset by contractual price increases, new business from our existing and new customers realized during the 2017 sailing season and higher fuel surcharges. On a constant currency basis, our total revenue decreased 1.63%, or $1.2 million, during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016.
Freight and other related revenue generated from Company-operated vessels decreased $3.3 million or 4.7%, to $67.3 million during the six month period ended September 30, 2017 compared to $70.6 million during the six month period ended September 30, 2016. The decline was primarily a result of an inefficient trade pattern at the beginning of the 2017 sailing season, delay days during the six month period ended September 30, 2017 and a weaker Canadian dollar. On a constant currency basis, freight and other related revenue decreased 4.67%, or $3.3 million, during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016.
According to the Lake Carriers' Association, during the six month period ended September 30, 2017, U.S.-flagged vessels on the Great Lakes experienced a 2.8% increase in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 7.1% increase of iron ore tonnage carried and a 2.8% decrease of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the six month period ended September 30, 2017 decreased by 3.2% compared to the six month period ended September 30, 2016, mainly due to a decrease in our grain and construction aggregates tonnage hauled offset by increases in other categories as described below.  During the six month period ended September 30, 2017, our construction aggregates tonnage hauled decreased 13.9%, compared to the six month period ended September 30, 2016 due to weaker customer demand at the beginning of the 2017 sailing season. Our iron ore and coal tonnage increased 21.7% and 54.6% respectively during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016 due to stronger demand for steel for local and export markets. Salt tonnage increased by 7.4% during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016 due to higher demand in the Great Lakes region.

We operated, on average, thirteen vessels (the “Operated Vessels”) during each of the six month periods ended September 30, 2017 and September 30, 2016, respectively, excluding one vessel recently introduced to serve the increased demand in the grain market. We operated a total of 2,104 Sailing Days in the six month period ended September 30, 2017, compared to 2,154 Sailing Days in the six month period ended September 30, 2016. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 183 Sailing Days in the in the first two fiscal quarters, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 162 Sailing Days, during the six month period ended September 30, 2017, excluding one vessel recently introduced to serve the increased demand in the grain market, compared to an average of 164 Sailing Days during the six month period ended September 30, 2016. The change in Sailing Days was due to the lay-up of one of our vessels for a scheduled drydock project during the second quarter of 2017. Our Operated Vessels operated for 88.4% of the theoretical maximum Sailing Days for the six month period ended September 30, 2017, compared to 87.2% of the theoretical maximum Sailing Days for the six month period ended September 30, 2016.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 178 Delay Days during the six month period ended September 30, 2017 compared to 134 Delay Days during the six month period ended September 30, 2016. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 8.5% during the six month period ended September 30, 2017 compared to 6.2% during the six month period ended September 30, 2016.

Freight and related revenue per Sailing Day decreased to $31,982 per Sailing Day during the six month period ended September 30, 2017 compared to $32,787 per Sailing Day during the six month period ended September 30, 2016. This revenue decrease was primarily due to an inefficient trade pattern at the beginning of the 2017 sailing season and increased Delay Days. On a constant currency basis, freight and related revenue per Sailing Day decreased $788 per Sailing Day during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges increased $2.1 million, or 85.6%, to $4.5 million during the six month period ended September 30, 2017 compared to $2.4 million during the six month period ended September 30, 2016. Fuel and other surcharges per Sailing Day increased by $1,017, or 90.0%, to $2,147 per Sailing Day during the six month period ended September 30, 2017 compared to $1,130 per Sailing Day during the six month period ended September 30, 2016. These increases were primarily attributable to increased fuel prices during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016. On a constant currency basis, fuel and other surcharges increased 37.5% or $0.6 million, during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016.
Vessel operating expenses decreased $0.3 million, or 0.8%, to $40.6 million during the six month period ended September 30, 2017 compared to $40.9 million during the six month period ended September 30, 2016 primarily due to decreased Sailing Days and operating efficiencies as a result of cost efficiency initiatives realized during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016 Vessel operating expenses per Sailing Day increased $299, or 1.6%, to $19,273 per Sailing Day during the six month period ended September 30, 2017 from $18,974 per Sailing Day during the six month period ended September 30, 2016. On a constant currency basis, vessel operating expenses decreased 0.6%, or $259 thousand, during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.1 million to $1.2 million during the six month period ended September 30, 2017 compared to $1.1 million during the six month period ended September 30, 2016. Repairs and maintenance expenses per Sailing Day increased $67 to $571 per Sailing Day during the six month period ended September 30, 2017 compared to $504 per Sailing Day during the six month period ended September 30, 2016. On a constant currency basis, repairs and maintenance expenses increased $106 thousand during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016.
Our general and administrative expenses were $8.9 million during the six month period ended September 30, 2017 compared to $7.7 million during the six month period ended September 30, 2016. Approximately $1.4 million of the increase in general and administrative expenses relates to lender fees, legal and advisory expenses associated with obtaining waivers from our lenders under our credit facilities and expenses associated with our effort to recapitalize our credit facilities. Our general and administrative expenses equaled 13.2% and 10.9% of freight and related revenue for the three month periods ended September 30, 2017 and September 30, 2016, respectively.

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
Depreciation expense was $11.5 million during the six month periods ended September 30, 2017 and $10.5 million for September 30, 2016. An increase of $1.0 million was primarily attributable to winter 2017 capital expenditures.
Amortization of drydock costs was $1.6 million during each of the six month periods ended September 30, 2017 and September 30, 2016. The Company amortized the deferred drydock costs of ten vessels during the three month period ended September 30, 2017 compared to eleven vessels during the six month period ended September 30, 2016.
Gain on foreign exchange during the six month period ended September 30, 2017 was $2.7 million and $1.7 million during the six month period ended September 30, 2016. Gain on foreign exchange primarily relates to a translation of $43.9 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1.9 million including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the six month period ended September 30, 2017 and September 30, 2016 was $Nil.
As a result of the items described above, operating income during the six month period ended September 30, 2017 was $10.1 million compared to operating income of $8.2 million during the six month period ended September 30, 2016.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset decreased $2.2 million, or 9.5%, to $21.1 million during the six month period ended September 30, 2017 from $23.4 million during the six month period ended September 30, 2016.
Interest expense, which includes $3.9 million of amortization of deferred financing costs, increased by $5.8 million or 73.9% to $13.7 million during the six month period ended September 30, 2017 from $7.9 million during the six month period ended September 30, 2016. This increase in interest expense was primarily attributable to accelerated amortization of deferred financing costs of $3.8 million related to second lien debt, additional pay-in-kind interest of $1.3 million related to the covenant breach of our second lien credit facilities, default interest related to certain covenant breaches of our credit facilities and a higher average debt balance compared to the six month period ended September 30, 2016. Cash interest expense during the six month period ended September 30, 2017 equaled $8.5 million compared to $6.7 million for the six month period ended September 30, 2016.
Our loss before income taxes was $3.6 million during the six month period ended September 30, 2017 compared to income before income taxes of $0.3 million during the six month period ended September 30, 2016.
Our effective tax rate was 6.7% on pre-tax loss of $3.6 million during the six month period ended September 30, 2017 compared to a benefit of 46.3% on pre-tax income of $0.3 million during the six month period ended September 30, 2016. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our income tax provision was a benefit of $0.2 million during the six month period ended September 30, 2017 compared to an income tax benefit of $0.1 million during the six month period ended September 30, 2016. The change in income tax benefit was due to lower net income before income taxes. The effective tax rate for the six month period ended September 30, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily NOLs.
Our net loss before preferred stock dividends was $3.3 million during the six month period ended September 30, 2017 compared to net income before preferred stock dividends of $0.4 million during the six month period ended September 30, 2016.

We accrued $1.0 million for dividends on our preferred stock during the six month period ended September 30, 2017 compared to $0.8 million for the six month period ended September 30, 2016. This increase is attributable to a 1% increase in the effective rate of dividends of our preferred stock pursuant to the terms of our preferred stock.
Our income applicable to common stockholders was a loss of $4.3 million during the six month period ended September 30, 2017 compared to a loss of $0.4 million during the six month period ended September 30, 2016.
The Canadian dollar (CDN) was flat compared to the U.S. dollar (USD) during the six month period ended September 30, 2017 compared to the six month period ended September 30, 2016, averaging approximately $0.771 USD per CDN during each six month period. Our balance sheet translation rate decreased to 0.801 USD per CDN at September 30, 2017 from $0.762 USD per CDN at September 30, 2016.
During the six month period ended September 30, 2017, we operated an average of five vessels in the U.S. and eight vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs are incurred in Canada. Approximately 48% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the six month periods ended September 30, 2017 and 2016, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during each of the six month periods ended September 30, 2017 and 2016.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, the proceeds of our credit facilities and proceeds from sales of our common stock. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the six month periods ended September 30, 2017 and September 30, 2016.
As discussed under “Debt” below, as of July 14, 2017, the waivers previously obtained from the respective lenders under our First Lien Credit Agreement (as defined in “Debt” below) and Second Lien Credit Agreement (as defined in “Debt” below) expired, resulting in the reinstatement of the previously waived events of default under such credit facilities. To date, we have not been successful in obtaining further waivers from the lenders under our credit facilities or in refinancing our debt facilities, but we continue to pursue a resolution with our lenders. We have been, in the interim, permitted to borrow funds at the discretion of the lenders under the First Lien Credit Agreement (the "First Lien Lenders"), however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15 million availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement. Assuming the First Lien Lenders continue to permit the Company to borrow funds during the pendency of the existing events of default, and that no additional availability reserves or other borrowing limitations are imposed, Company management believes that funds available to the Company for borrowing under the First Lien Credit Agreement will be sufficient for the Company to continue to operate its business in the ordinary course and to pay its ordinary and current expenses; provided, however, the Company may not have adequate funds available under the First Lien Credit Agreement to fund certain capital expenditure and dry-docking projects.
The balances outstanding under our credit facilities have been reclassified as short-term obligations within our Consolidated Balance Sheet at September 30, 2017 and March 31, 2017, due to our expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve-month period. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities, other than as previously discussed, that might be necessary should we be unable to continue as a going concern.

A significant factor in mitigating the substantial doubt about our ability to continue as a going concern is our ability to restructure or refinance its indebtedness, or to complete a recapitalization transaction with the lender under our Second Lien Credit Agreement (the “Second Lien Lender”). Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. With the assistance of our financial advisor, we have also continued to evaluate other possible transactions potentially available to us that could potentially resolve the credit facility defaults. Notwithstanding our efforts, there can be no assurance as to whether we will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or as to whether the terms of any such transaction, if achieved, would provide any value to holders of our common and preferred stock. Moreover, our inability to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in our need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of our common and preferred stock. In addition, the terms of any recapitalization or other transaction which we may agree to may require that the transaction be implemented through a bankruptcy process.

On September 20, 2016, we received a letter from Nasdaq providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). We received an initial grace period until March 20, 2017 to regain compliance. On March 21, 2017, we were afforded an additional 180-day grace period until September 18, 2017. On September 20, 2017, we received a letter from Nasdaq stating that due to our ongoing non-compliance with the Nasdaq listing requirements, our common stock would be suspended from trading on the Nasdaq Capital Market at the opening of business on September 29, 2017, unless we requested an appeal to the Nasdaq Hearings Panel (the “Panel”). On September 27, 2017, we requested a hearing in front of the Panel. On September 27, 2017, we received a letter from Nasdaq granting our request for a hearing and staying any delisting action, pending a final written decision from the Panel after the hearing scheduled for November 16, 2017. It is unlikely that we will receive an additional extension and therefore our common stock will be delisted, which could further depress the value of our common stock and negatively impact the liquidity of our common stock.

Net cash used by operating activities during the six month period ended September 30, 2017 was $8.4 million, an increase in cash used of $13.3 million, compared to cash provided by operations of $4.9 million during the six month period ended September 30, 2016. The increase in cash used by operating activities was primarily attributable to reduced cash earnings, a higher cash outflow on drydock costs paid, a higher accounts receivable balance due to the timing of customer deliveries and cash collections for the six month period ended September 30, 2017 compared to the six month period ended June 30, 2016.

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the six month periods ended September 30, 2017 or 2016.
Net cash used in investing activities increased by $8.7 million to $17.8 million during the six month period ended September 30, 2017 from net cash used of $9.1 million during the six month period ended September 30, 2016. This increase was primarily due to higher capital expenditures paid during the six month period ended September 30, 2017 and incurred during the winter of 2017.
Net cash provided by financing activities increased $23.4 million to $27.8 million provided during the six month period ended September 30, 2017 compared to $4.4 million provided during the six month period ended September 30, 2016. The increase was attributable to higher net borrowings under our senior credit facilities compared to the six month period ended September 30, 2016.

Debt

We had total debt outstanding of $236.1 million at September 30, 2017 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $149.8 million and our Second Lien Credit Agreement (defined below) of $86.3 million, both presented net of unamortized debt issuance costs. As a result of the covenant violations and other matters described below, we have classified the entire balance of this debt as a current liability as of September 30, 2017.

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

The effective interest rates at September 30, 2017 were 6.27% (3.70% at March 31, 2017) on the Canadian Revolving Facility and 6.24% (3.81% at March 31, 2017) on the U.S. Revolving Facility.

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

Any amounts outstanding under the First Lien Credit Agreement are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of September 30, 2017.

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

As of September 30, 2017, we had credit availability of $3.5 million under the Credit Facilities based on eligible receivables and vessel collateral value and the aggregate principal amount outstanding under the First Lien Credit Agreement was $151.1 million.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of September 30, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. To date, we have not been successful in obtaining further waivers from the lenders under our credit facilities or in refinancing our debt facilities, but we continue to pursue a resolution with our lenders. We have been, in the interim, permitted to borrow funds at the discretion of the the First Lien Lenders, however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15 million availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement.

Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. With the assistance of our financial advisor, we have also continued our evaluation of other possible transactions available to us that could resolve the credit facility defaults. Notwithstanding our efforts, there can be no assurance that we will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or that the terms of such transaction, if achieved, would not result in a significant or complete loss of value to holders of our common and preferred stock. Moreover, our inability to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in our need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of our common and preferred stock. In addition, the terms of any recapitalization or other transaction which we may agree to may require that the transaction be implemented through a bankruptcy process.

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

The effective interest rates at September 30, 2017 were 15.82% (13.75% at March 31, 2017) on each of the Second Lien CDN Term Loan and the Second Lien U.S. Term Loan. This is attributable to 3% pay-in-kind ("PIK") interest for the three month periods ended September 30, 2017, June 30, 2017 and March 31, 2017, related to the Fourth Amendment and Waiver To Term Loan Credit Agreement as discussed below.

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

As of September 30, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was 86.3 million.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of September 30, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement.To date, we have not been successful in obtaining further waivers from the lenders under our credit facilities or in refinancing our debt facilities, but we continue to pursue a resolution with our lenders. We have been, in the interim, permitted to borrow funds at the discretion of the First Lien Lenders, however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15 million availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement.

Our discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. With the assistance of our financial advisor, we have also continued our evaluation of other possible transactions available to us that could resolve the credit facility defaults. Notwithstanding our efforts, there can be no assurance that we will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or that the terms of such transaction, if achieved, would not result in a significant or complete loss of value to holders of our common and preferred stock. Moreover, our inability to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in our need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of our common and preferred stock. In addition, the terms of any recapitalization or other transaction which we may agree to may require that the transaction be implemented through a bankruptcy process.

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
As of September 30, 2017, we had $4.5 million of unpaid accrued dividends on our preferred stock compared to $3.6 million at March 31, 2017. This increase is attributable to an increase in the effective rate of preferred dividends and unpaid dividends from the current and previous periods. As of September 30, 2017, the effective rate of preferred dividends was 10.25% as compared to 9.25% at March 31, 2017.

Investments in Capital Expenditures and Drydockings
We incurred $18.5 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2017 compared to $4.4 million in paid and unpaid capital expenditures and drydock expenses during the six month period ended September 30, 2016. The higher capital expenditures for the six month period ended September 30, 2017 were related to several required drydock certifications due during the winter of 2017.
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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs and customer relationships and contracts. Customer relationships and contracts are amortized over 15 years straight-line.

Deferred financing costs are amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method. This cost, net of amortization is classified as an offset against our debt.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded during the three months ended June 30, 2016 to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows. There were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the six month period ended September 30, 2017.

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of the Company’s two reporting units, which are the Company’s Canadian and U.S. operations (excluding the parent), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts. The Company has determined that there were no adverse changes in the Company's markets or other triggering events that indicated that it is more likely than not that the fair value of the Company's reporting units was less than the carrying value and as a result, an interim impairment test has not been required during the six month period ended September 30, 2017.

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

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known. For a discussion of how these and other factors may affect our business, see "Cautionary Note Regarding Forward-Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2017 and in this Quarterly Report on Form 10-Q for the six month period ended September 30, 2017.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the second quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this report, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (our “Annual Report”), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report, and the risk factors identified in Part II-Item 1A of the quarterly report on form 10-Q for the quarter ended June 30, 2017. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
We may need to seek protection under applicable bankruptcy laws.
As discussed under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations above, as of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. To date, the Company has not been successful in obtaining further waivers from the lenders under its credit facilities or in refinancing its debt facilities, but the Company continues to pursue a resolution with its lenders. The Company, in the interim, has been permitted to borrow funds at the discretion of the First Lien Lenders, however, there can be no assurance as to whether, or how long, the First Lien Lenders will continue to permit such discretionary borrowings by the Company. In this regard, the First Lien Lenders have reserved their rights relative to the pending defaults, have instituted a $15 million availability reserve on the Company's borrowing ability, and have exercised their rights to control and apply company receipts against the outstanding indebtedness under the First Lien Credit Agreement.
The Company's discussions with the Second Lien Lender with respect to a potential recapitalization transaction have continued, but the terms of a potential recapitalization transaction have not been agreed upon by the parties. The Company, with the assistance of its financial advisor, has also continued to evaluate other possible transactions potentially available to the Company that could potentially resolve the credit facility defaults. Notwithstanding the Company's efforts, there can be no assurance as to whether the Company will be able to reach an agreement with respect to a recapitalization or other transaction in a timely manner or at all, or as to whether the terms of any such transaction, if achieved, would provide any value to holders of the Company's common and preferred stock. Moreover, the inability of the Company to complete a satisfactory recapitalization, refinancing or other transaction in a timely manner could result in the Company's need to voluntarily seek protection under applicable bankruptcy laws, which in turn could also result in a significant or complete loss of value to the holders of the Company's common and preferred stock. In addition, the terms of any recapitalization or other transaction agreed to by the Company may require that the transaction be implemented through a bankruptcy process.

Our common stock could be delisted from Nasdaq.

On September 20, 2016, we received a letter from Nasdaq providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). We received an initial grace period until March 20, 2017 to regain compliance. On March 21, 2017, we were afforded an additional 180-day grace period until September 18, 2017. On September 20, 2017, we received a letter from Nasdaq stating that due to our ongoing non-compliance with the Nasdaq listing requirements, our common stock would be suspended from trading on the Nasdaq Capital Market at the opening of business on September 29, 2017, unless we requested an appeal to the Nasdaq Hearings Panel (the “Panel”). On September 27, 2017, we requested a hearing in front of the Panel. On September 27, 2017, we received a letter from Nasdaq granting our request for a hearing and staying any delisting action, pending a final written decision from the Panel after the hearing scheduled for November 16, 2017. It is unlikely that we will receive an additional extension and therefore our common stock will be delisted, which could further depress the value of our common stock and negatively impact the liquidity of our common stock. If our common stock is delisted, we may list our common stock for trading over the counter. Delisting from Nasdaq could adversely affect the liquidity and price of our common stock. A determination could also then be made that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

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

RAND LOGISTICS, INC.

Date:	November 14, 2017	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 14, 2017	/s/ Mark S. Hiltwein
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