Form 10-Q
period 2017-12-31
Rand Logistics, Inc.
filed 2018-02-15
CIK 1294250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017
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

18,633,149 shares of Common Stock, par value $.0001, were outstanding at February 14, 2018.

RAND LOGISTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

RAND LOGISTICS, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	December 31, 2017	March 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$884	$335
Accounts receivable, net (Note 5)	15,776	4,101
Income taxes receivable	48	46
Prepaid expenses and other current assets (Notes 6 and 9)	6,890	6,209
Restricted cash	147	—
Total current assets	23,745	10,691
PROPERTY AND EQUIPMENT, NET (Note 8)	220,363	214,046
OTHER ASSETS (Note 9)	10	41
DEFERRED DRYDOCK COSTS, NET (Note 10)	11,321	8,802
INTANGIBLE ASSETS, NET (Note 11)	4,228	4,827
GOODWILL (Note 11)	—	10,193
Total assets	$259,667	$248,600
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,390	$9,070
Accrued liabilities (Note 13)	15,598	15,220
Other current liability	425	404
Long-term debt, net, classified as current (Note 14)	147,953	119,702
Subordinated debt, net, classified as current (Note 15)	86,944	80,577
Total current liabilities	257,310	224,973
DEFERRED INCOME TAXES, NET (Note 7)	3,170	4,367
Total liabilities	260,480	229,340
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares, Issued and outstanding 295,480 shares at December 31, 2017 and at March 31, 2017 (Note 18)	14,674	14,674
Common stock, $.0001 par value, Authorized 50,000,000 shares, Issued and outstanding 18,633,149 shares at December 31, 2017 and at March 31, 2017 (Note 18)	1	1
Additional paid-in capital	91,372	91,348
Accumulated deficit	(95,716)	(76,408)
Accumulated other comprehensive loss	(11,144)	(10,355)
Total stockholders’ (deficit) equity	(813)	19,260
Total liabilities and stockholders’ (deficit) equity	$259,667	$248,600

The accompanying notes are an integral part of these interim consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Operations (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
REVENUE
Freight and related revenue	$37,006	$35,866	$104,297	$106,489
Fuel and other surcharges	3,373	1,930	7,891	4,364
TOTAL REVENUE	40,379	37,796	112,188	110,853
EXPENSES
Vessel operating expenses	25,764	22,225	66,314	63,095
Repairs and maintenance	34	27	1,236	1,112
General and administrative	5,829	3,797	14,744	11,527
Depreciation	7,280	5,185	18,814	15,686
Amortization of deferred drydock costs	997	746	2,628	2,353
Amortization of intangibles	255	247	760	752
Loss (gain) on foreign exchange, net	367	357	(2,310)	(1,306)
Restructuring charges (Note 21)	—	—	—	2,375
Impairment charges on retired asset	—	—	—	1,872
TOTAL EXPENSES	40,526	32,584	102,186	97,466
OPERATING INCOME (LOSS)	(147)	5,212	10,002	13,387
OTHER INCOME AND EXPENSES
Interest expense (Note 20)	6,338	5,449	20,066	13,345
Interest and other income	(1)	(15)	(12)	(19)
Goodwill impairment loss	9,021	—	9,021	—
Total Other Income and Expenses	15,358	5,434	29,075	13,326
INCOME (LOSS) BEFORE INCOME TAXES	(15,505)	(222)	(19,073)	61
(RECOVERY OF) PROVISION FOR INCOME TAXES (Note 7)
Current	—	—	120	—
Deferred	(996)	(33)	(1,355)	(164)
(Recovery of) Provision for Income Taxes	(996)	(33)	(1,235)	(164)
NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	(14,509)	(189)	(17,838)	225
PREFERRED STOCK DIVIDENDS	518	426	1,470	1,207
LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(15,027)	$(615)	$(19,308)	$(982)
Net Income (Loss) per share - basic and diluted (Note 24)	$(0.81)	$(0.03)	$(1.04)	$(0.05)
Weighted average shares outstanding - basic and diluted	18,561,326	18,445,350	18,549,317	18,381,880

The accompanying notes are an integral part of these interim consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016

INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	$(14,509)	$(189)	$(17,838)	$225
Other comprehensive loss:
Change in foreign currency translation adjustment	(1,122)	(942)	(789)	(969)
COMPREHENSIVE INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS	$(15,631)	$(1,131)	$(18,627)	$(744)

The accompanying notes are an integral part of these interim consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Stockholders' (Deficit) Equity (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balances, March 31, 2016	295,480	$14,674	18,359,397	$1	$90,993	$(56,537)	$(9,535)	$39,596
Net loss	—	—	—	—	—	(18,228)	—	(18,228)
Preferred stock dividends	—	—	—	—	—	(1,643)	—	(1,643)
Restricted stock issued (Note 18)	—	—	103,301	—	96	—	—	96
Unrestricted stock issued (Note 18)	—	—	161,733	—	143	—	—	143
Restricted stock units granted	—	—	8,718	—	60	—	—	60
Stock options issued	—	—	—	—	56	—	—	56
Translation adjustment	—	—	—	—	—	—	(820)	(820)
Balances, March 31, 2017	295,480	$14,674	18,633,149	$1	$91,348	$(76,408)	$(10,355)	$19,260
Net loss	—	—	—	—	—	(5,113)	—	(5,113)
Preferred stock dividends	—	—	—	—	—	(470)	—	(470)
Stock options issued	—	—	—	—	9	—	—	9
Translation adjustment	—	—	—	—	—	—	(12)	(12)
Balances, June 30, 2017	295,480	$14,674	18,633,149	$1	$91,357	$(81,991)	$(10,367)	$13,674
Net income	—	—	—	—	—	1,784	—	1,784
Preferred stock dividends	—	—	—	—	—	(482)	—	(482)
Stock options issued	—	—	—	—	8	—	—	8
Translation adjustment	—	—	—	—	—	—	345	345
Balances, September 30, 2017	295,480	$14,674	18,633,149	$1	$91,365	$(80,689)	$(10,022)	$15,329
Net loss	—	$—	—	$—	$—	$(14,509)	$—	$(14,509)
Preferred stock dividends	—	$—	—	$—	$—	$(518)	$—	$(518)
Stock options issued	—	$—	—	$—	$7	$—	$—	$7
Translation adjustment	—	$—	—	$—	$—	$—	$(1,122)	$(1,122)
Balances, December 31, 2017	295,480	$14,674	18,633,149	$1	$91,372	$(95,716)	$(11,144)	$(813)

The accompanying notes are an integral part of these interim consolidated financial statements.

RAND LOGISTICS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

	Nine months ended December 31, 2017	Nine months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(17,838)	$225
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of deferred drydock costs	21,442	18,039
Amortization of intangibles and deferred financing costs	4,812	3,412
Deferred income taxes	(1,355)	(164)
Non-cash interest and fees	1,949	608
Goodwill impairment loss	9,021	—
Impairment charges on retired asset	—	1,872
Equity compensation granted	24	328
Unrealized foreign exchange (gain) loss	(2,568)	1,327
Restructuring charges	—	2,375
Deferred drydock costs paid	(8,398)	(3,063)
Changes in operating assets and liabilities:
Accounts receivable	(11,675)	(13,242)
Prepaid expenses and other current assets	(681)	426
Accounts payable and accrued liabilities	3,572	(3,154)
Other assets and liabilities, net	52	(627)
Income taxes payable, net	(2)	(11)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,645)	8,351
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,540)	(10,135)
NET CASH USED IN INVESTING ACTIVITIES	(22,540)	(10,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred payment liability obligation	—	(429)
Proceeds from long-term debt	65,163	35,084
Second lien capitalized fee	3,305	960
Long-term debt repayment	(41,089)	(32,190)
Debt financing cost	(2,480)	(1,233)
Restricted cash account	(147)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,752	2,192
EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(18)	(173)
NET INCREASE IN CASH AND CASH EQUIVALENTS	549	235
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	335	77
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$884	$312
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for interest	$11,241	$9,960
Unpaid purchases of property and equipment	$1,209	$786
Unpaid purchases of deferred drydock costs	$60	$119
Payment of income taxes	$121	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

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

2.     SUBSEQUENT EVENT - CHAPTER 11 PROCEEDINGS AND GOING CONCERN

Voluntary Reorganization Under Chapter 11
On January 29, 2018, the Company and certain of its U.S. subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company’s Chapter 11 case is being administered under the caption In re: Rand Logistics, Inc. (Case No. 18-10175). The Debtors' Chapter 11 cases (the “Bankruptcy Cases”) are being jointly administered under the caption In re: Rand Logistics, et al. The Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
The subsidiary Debtors in the Chapter 11 cases are Rand Finance Corp., Rand LL Holdings Corp., Grand River Navigation Company, Inc., Lower Lakes Transportation Company, Black Creek Shipping Company, Inc. and Black Creek Shipping Holding Company, Inc. None of the Company’s Canadian subsidiaries have filed petitions for bankruptcy protection either in the United States or Canada, and they will continue their operations in the ordinary course of business. The holders of the Company’s secured debt have agreed to forbear from taking any action with respect to the Canadian subsidiaries during the expected timeline of the Bankruptcy Cases.
Prior to the filing of the Bankruptcy Cases, on November 17, 2017, the Company and certain of its subsidiaries entered into a restructuring support agreement (the “RSA”) with the holder of all of the indebtedness outstanding under the Second Lien Credit Agreement (as defined in Note 15), Lightship Capital LLC (the “Second Lien Lender”), which sets forth the material terms of a comprehensive restructuring of the Company through a prepackaged Chapter 11 plan of reorganization as described therein. Upon the filing of the Bankruptcy Cases, the Debtors filed with the Bankruptcy Court their proposed joint prepackaged chapter 11 plan of reorganization (the “Plan”) consistent with the RSA. The implementation of the Plan in accordance with the term sheet annexed to the RSA (the “Term Sheet”) would result in the conversion of the Second Lien Lender’s claims into 100% of the outstanding common stock of the reorganized Company, subject to dilution as described below.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.     SUBSEQUENT EVENT - CHAPTER 11 PROCEEDINGS AND GOING CONCERN (continued)

Holders of claims and interests will receive the following treatment under the proposed Plan:

·
All of the Second Lien Lender’s claims will be cancelled in exchange for 100% of the new common stock to be issued by the reorganized Company, subject to dilution for a proposed equity incentive plan for management and directors.

·	All unsecured claims, including the claims of the Company’s vendors and trade creditors, will be paid in cash in full or reinstated.

·
Existing common and preferred shareholders of Rand will have their equity interests cancelled without receiving any recovery or consideration and will cease to have an ownership or financial interest in the reorganized Company.

·
Holders (the “First Lien Lenders”) of claims arising on account of the Company’s First Lien Credit Agreement (as defined in Note 14) will be paid in full in cash under the terms of the Plan. The Debtors have also received a financing commitment to replace the Debtors' existing revolving credit facility under the First Lien Credit Agreement and enable them to emerge from Chapter 11 with adequate liquidity upon consummation of the Plan.

The RSA contains certain covenants on the part of the Company and the Second Lien Lender, including that the Second Lien Lender will vote in favor of the Plan and otherwise facilitate the restructuring transaction, in each case subject to certain terms and conditions in the RSA. Prior to filing the Bankruptcy Cases, the Company received a ballot from the Second Lien Lender, the only creditor impaired under the Plan and entitled to vote to accept or reject the Plan, voting in favor of the Plan. Under the RSA, the Company has agreed, among other things, to (i) support the restructuring and the Plan in accordance with the timelines set forth in the RSA, (ii) act in good faith and take all actions reasonably necessary, or as may be required by the Bankruptcy Court, to support and achieve the restructuring, (iii) provide reasonable access to the Company’s books and records, (iv) use commercially reasonable efforts to obtain any and all regulatory and/or third party approvals necessary to consummate the restructuring, and (v) take no actions inconsistent with the RSA. Pursuant to an order of the Bankruptcy Court, the ballot submitted by the Second Lien Lender now is irrevocable. The consummation of the Plan will be subject to customary conditions and other requirements.
The RSA may be terminated upon the occurrence of certain events and in the event of certain breaches by the parties under the RSA. There can be no assurance that the transactions contemplated by the RSA, the Term Sheet and the Plan will be consummated in a timely manner, or at all.
The RSA and the plan provide for the establishment of a customary equity incentive plan at the reorganized Company under which a portion of the new common stock of the reorganized Company will be reserved for grants made from time to time to the directors, officers and other key employees of the reorganized Company. The Plan also provides for (i) releases under the Plan of all claims held by the Company, the First Lien Lenders and agent under the First Lien Credit Agreement (the "First Lien Agent") and the Second Lien Lender and Second Lien Agent and each of their current and former officers, directors, members, employees, advisors, attorneys, professionals, accountants, investment bankers and other representatives against one another and (ii) customary exculpations under the Plan.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

2.     SUBSEQUENT EVENT - CHAPTER 11 PROCEEDINGS AND GOING CONCERN (continued)

The transactions contemplated by the Plan will materially de-lever the Company’s balance sheet, eliminating approximately $92,000 in outstanding debt and resulting in the Second Lien Lender becoming the owner of substantially all of the Company’s new common stock upon its emergence from Chapter 11. A hearing has been scheduled before the Bankruptcy Court on February 27, 2018 to consider approval of the Plan. Assuming the Bankruptcy Court’s approval of the Plan in at such hearing, the Company expects to consummate the transactions contemplated by the Plan and emerge from Chapter 11 shortly thereafter.
In connection with the Bankruptcy Cases, the Debtors entered into a $25,000 “debtor in possession” financing facility (the “DIP Facility”) with the Second Lien Lender upon the commencement of (in such capacity, the “DIP Lender”). The Debtors have obtained interim approval from the Bankruptcy Court to borrow up to $15,000 under the DIP Facility and additional funding will be available to the Company upon final approval from the Bankruptcy Court and in accordance with the budget agreed between the Company and the DIP Lender. The DIP Facility is being provided to the Company for the purposes of financing the Company’s administrative expenses relating to the Bankruptcy Cases (subject to Court approval) to ensure and other working capital needs. The DIP Facility is anticipated to provide the Company with adequate liquidity to fund their operations effectively operate its business during the Bankruptcy Cases. The Debtors have also received a commitment for exit financing to replace the Debtors’ existing revolving credit facility and enable them to emerge from Chapter 11 with adequate liquidity upon consummation of the Plan.
The commencement of the Bankruptcy Cases constituted an event of default that accelerated the Company’s obligations under the First Lien Credit Agreement and the Second Lien Credit Agreement (collectively, the “Debt Documents”). Any efforts to enforce such payment obligations against the Debtors under the Debt Documents are automatically stayed as a result of the filing of the Bankruptcy Petitions and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.
Sale Process
Prior to the commencement of the Bankruptcy Cases, the Company’s investment bankers, in consultation with the     Company’s board, management and outside counsel, began marketing the Company for sale in August 2017. After a lengthy process, the Company determined that the transaction proposed by the Second Lien Lender pursuant to the
RSA and the Plan represented the most value maximizing option available to the Company. The RSA allowed the
Company to, concurrently with its efforts to consummate the Plan in accordance with the timeframes set forth in the
RSA, continue the marketing process previously initiated by the Debtors to pursue a sale of the Company’s assets or equity. Following the execution of the RSA, the Company’s investment bankers notified interested parties that the
RSA had been signed and that bidders had until the end of 2017 to submit improved offers. The sale process ended at the end of 2017 without any further developments.

Ability to Continue as a Going Concern
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and contemplate continuation of the Company as a going concern. The balances outstanding under the Company's credit facilities have been classified as short-term obligations within the Company’s Consolidated Balance Sheet since March 31, 2017 due to the Company’s expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve month period. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the debtor-in-possession financing facility and the Court's approval of and the Company’s ability to successfully implement the Plan including receipt of the exit financing pursuant to the financing commitment previously received by the Company, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, other than as previously discussed, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. Any such adjustments may have a material adverse effect on the Company’s consolidated financial statements.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.     SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements are prepared in accordance with GAAP and include the accounts of Rand Finance Corp. (“Rand Finance”), Rand LL Holdings Corp. ("Rand LL Holdings") and Black Creek Shipping Holding Company, Inc. ("Black Creek Holdings"), wholly-owned subsidiaries of the Company, the accounts of Lower Lakes Towing Ltd. ("Lower Lakes Towing"), Lower Lakes Transportation Company ("Lower Lakes Transportation"), Grand River Navigation Company, Inc. ("Grand River") and Conneaut Creek Ship Repair Co., Inc. ("CCSR"), each of which is a wholly-owned subsidiary of Rand LL Holdings, Black Creek Shipping Company, Inc. ("Black Creek"), which is a wholly-owned subsidiary of Black Creek Holdings, and Lower Lakes Ship Repair Company Ltd. ("Lower Lakes Ship Repair") and Lower Lakes Towing (17) Ltd. ("Lower Lakes (17)"), each of which is a wholly-owned subsidiary of Lower Lakes Towing. As of November 7, 2016, Lower Lakes (17) was amalgamated with and into Lower Lakes Towing with Lower Lakes Towing continuing as the surviving entity.

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

Restricted Cash

The Company maintains restricted cash on a blocked account with the First Lien Agent to receive customer deposits and other cash receipts. In connection with the Company’s entry into the DIP Facility, the funds deposited into the blocked account will be held in reserve for the benefit of the First Lien Agent until the earlier of (i) March 16, 2018 or (ii) the termination of the DIP Facility. The Company will not have access to the funds in the blocked account without further approval of the Bankruptcy Court. The Company does not anticipate needing access to the funds in blocked account and will fund its operations during the Bankruptcy Cases solely from the proceeds of the DIP Facility.

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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs and customer relationships and contracts. Customer relationships and contracts are amortized over 15 years on a straight-line basis.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded during the three months ended June 30, 2016 to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows. Due to the planned filing under Chapter 11 as explained in Note 2, the Company performed recoverability test as of December 31, 2017. The Company concluded that there was no impairment to the the valuation of tangible assets during the three and nine month period ended December 31, 2017.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Evaluation of goodwill for impairment

The Company annually (or more frequently, if required) reviews the carrying value of goodwill residing in its reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if the Company can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the fair value of the reporting unit with the carrying amount of reporting unit. If the carrying amount of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2017, the Company conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts.

The Company performed an interim goodwill impairment test on December 31, 2017 due to the planned Bankruptcy Petitions and a decline in its market capitalization.The Company concluded that all of its goodwill was impaired and recorded a goodwill impairment loss of $9,021.

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

Jurisdiction	Open Tax Years (Fiscal Years)
Federal (U.S.A.)	2014 – 2017
Various states	2013 – 2017
Federal (Canada)	2012 – 2017
Ontario	2012 – 2017

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

Revenue from Contracts with Customers (Topic 606)

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
In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In addition, in March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation, as well as to include some practical expedients and policy elections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers”. The update makes minor changes to ASU 2014-09. The technical corrections affect narrow aspects of the new revenue standard, including: loan guarantee fees, contract costs-impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, scope of the new revenue standard, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, a contract modification example, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds. There are two transition methods available under the new standard, either cumulative effect or retrospective. ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the effect, if any, that adopting these new accounting standards will have on the Company's consolidated financial statements and related disclosures. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
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
Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  ASU 2016-16 provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer.  This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred from the time of transfer to a future period.  The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption at the beginning of an annual period is permitted. The Company is currently assessing the potential impact that ASU 2016-16 will have on its consolidated financial statements and related disclosures.
Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
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
Intangibles - Goodwill and Other (Topic 350)
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  The Company adopted ASU 2017-04 on December 31, 2017. The Company performed an interim goodwill impairment test due to the planned Bankruptcy Petitions and a decline in its market capitalization. The Company concluded that all of its goodwill was impaired and recorded a goodwill impairment loss.

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

5.     ACCOUNTS RECEIVABLE, NET

Trade receivables are presented net of an allowance for doubtful accounts. The allowance was $120 as of December 31, 2017 and $113 as of March 31, 2017. The Company manages and evaluates the collectability of its trade receivables as follows: management reviews aged accounts receivable listings and contact is made with customers that have extended beyond agreed upon credit terms. Senior management and operations are notified so that when they are contacted by such customers for a future delivery, they can request that the customer pays any past due amounts before any future cargo is booked for shipment. Customer credit risk is also managed by reviewing the history of payments by the customer, the size and credit quality of the customer, the period of time remaining within the shipping season and demand for future cargos.

6.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2017	March 31, 2017
Prepaid insurance	$137	$302
Fuel and lubricant inventories	4,784	4,252
Deposits and other prepaids	1,969	1,655
	$6,890	$6,209

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

7.	INCOME TAXES

The Company's effective tax rate for the nine month period ended December 31, 2017 was a tax expense of 6.5% compared to a deferred tax benefit of 268.9% for the nine month period ended December 31, 2016. The change in effective tax rate was primarily due to changes in permanent differences and discrete items compared to the prior year comparative period.

For state tax purposes, the Company is in an overall net deferred tax asset position before the consideration of the valuation allowance at December 31, 2017. In certain separate state jurisdictions, a net deferred tax liability exists before consideration of the valuation allowance. After the consideration of the reversing patterns of these liabilities on a separate jurisdiction basis, it is expected that a portion of these liabilities will reverse within the period of time available for existing deferred tax assets including net operating loss carryforwards. The Company recorded a valuation allowance against the U.S. state net deferred tax assets as of December 31, 2017.

The effective tax rate for the nine month period ended December 31, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses. The Company had no unrecognized tax benefits as of December 31, 2017. The Company did not incur any income tax related interest expense or penalties related to uncertain tax positions during each of the three and nine month periods ended December 31, 2017 and December 31, 2016.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US Federal corporate tax rate from 35% to 21%. The reduction in the US Federal tax rate would not have an impact, thus no benefit or expense needs to be recognized in our tax provision for the period ended December 31, 2017. The Company’s US Federal net deferred tax assets currently are in a full valuation allowance position and will continue to be in a full valuation allowance position, therefore the rate reduction does not affect the net deferred Federal tax asset balance. Additionally, for the Company’s state net deferred tax asset balance, the state deferred rate has been determined at the full amount without a reduction for the Federal benefit (no benefit recognized in a full valuation allowance), and therefore the state deferred rate and net deferred tax asset balances would not change with the reduction in the Federal tax rate.

The Company is evaluating the effect of the Transition Tax on our non-U.S. earnings.  The Transition Act imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated.  Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. The Transition Tax generally may be paid in installments over an eight-year period.  In calculating the Transition Tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987.  The Company expects to complete this calculation and record any tax due by the end of the fiscal year ended March 31, 2018.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net are comprised of the following:

	December 31, 2017	March 31, 2017
Cost
Vessels	$350,877	$322,820
Leasehold improvements	191	146
Furniture and equipment	621	594
Vehicles	16	15
Computer, communication equipment and purchased software	4,287	3,727
	$355,992	$327,302
Accumulated depreciation
Vessels	$132,325	$110,338
Leasehold improvements	88	61
Furniture and equipment	475	408
Vehicles	14	13
Computer, communication equipment and purchased software	2,727	2,436
	$135,629	$113,256
Total Cost less Accumulated Depreciation	$220,363	$214,046

9.	OTHER ASSETS

Certain customer contracts related expenditures included in other assets at March 31, 2017 were fully amortized as of December 31, 2017. The current portion of costs represented the amounts expected to be recognized as expenses over the next twelve months.

	December 31, 2017	March 31, 2017
Customer contract costs	$—	$72
Prepaid expenses and other assets	6,900	6,178
Total	$6,900	$6,250

Current portion (Note 6)	6,890	6,209

Other long-term assets	$10	$41

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

10.	DEFERRED DRYDOCK COSTS, NET

Deferred drydock costs, net are comprised of the following:

	December 31, 2017	March 31, 2017
Drydock expenditures	$19,018	$19,395
Accumulated amortization	(7,697)	(10,593)
	$11,321	$8,802

The following table shows periodic deferrals of drydock costs and amortization.

Balance as of March 31, 2016	$6,660
Drydock costs accrued and incurred	5,531
Amortization of drydock costs	(3,104)
Unamortized dry-dock cost write-off for a retired vessel	(138)
Foreign currency translation adjustment	(147)
Balance as of March 31, 2017	8,802
Drydock costs accrued and incurred	4,880
Amortization of drydock costs	(2,628)
Foreign currency translation adjustment	267
Balance as of December 31, 2017	$11,321

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

11.	INTANGIBLE ASSETS, NET AND GOODWILL

Intangibles, net are comprised of the following:

	December 31, 2017	March 31, 2017
Intangible assets:
Customer relationships and contracts	$15,477	$14,886
Total identifiable intangibles	15,477	14,886
Accumulated amortization:
Customer relationships and contracts	11,249	10,059
Total accumulated amortization	11,249	10,059
Net intangible assets	$4,228	$4,827
Goodwill	$—	$10,193

As discussed in Note 3, the Company recorded a goodwill impairment loss of $9,021 on its consolidated statement of operations for the three and nine month periods ended December 31, 2017. $1,172 of cumulative foreign exchange impact is included in accumulated other comprehensive loss.

Intangible asset amortization over the next five years is estimated as follows:

Twelve month period ending:

December 31, 2018	$1,032
December 31, 2019	1,032
December 31, 2020	1,032
December 31, 2021	468
December 31, 2022	285
$3,849

12.	VESSEL ACQUISITION AND CAPITAL EXPENDITURES

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
The Company incurred $23,596 in paid and unpaid capital expenditures and drydock projects for the nine month period ended December 31, 2017 compared to $5,591 for the nine month period ended December 31, 2016.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

13.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2017	March 31, 2017
Payroll compensation and benefits	2,090	753
Preferred stock dividends	5,034	3,563
Professional fees	334	394
Interest	5,243	2,393
Winter work, deferred drydock expenditures and capital expenditures	32	5,882
Capital and franchise taxes	63	52
Restructuring charges (Note 21)	187	654
Other	2,615	1,529
	$15,598	$15,220

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

14.	LONG-TERM DEBT

		December 31, 2017	March 31, 2017
a)	Canadian Revolving Facility bearing interest at BA rate or at Borrower's option Canadian Prime rate, if funded in Canadian dollar or at BA rate or LIBOR rate, if funded in U.S. Dollar at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	68,031	46,996

b)	U. S. Revolving Facility bearing interest at US Base Rate or at Borrower's option LIBOR at the applicable margin as discussed below. The amount outstanding is due at contractual maturity date of September 30, 2019.	81,011	74,200
		$149,042	$121,196
	Less unamortized debt issuance costs	(1,089)	(1,494)
		147,953	119,702
	Less amounts classified as current	147,953	119,702
		$—	$—

As a result of the covenant violations, the Bankruptcy Cases and other matters described below, the Company has classified the entire balance of this debt as a current liability at December 31, 2017 and March 31, 2017.

The effective interest rates at December 31, 2017, including default interest, were 6.41% (3.70% at March 31, 2017) on the Canadian Revolving Facility (defined below) and 8.50% (3.81% at March 31, 2017) on the U.S. Revolving Facility (defined below).

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

Any amounts outstanding under the Credit Facilities are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of December 31, 2017.

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

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of December 31, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. The Company, in the interim was permitted to borrow funds at the discretion of the First Lien Lenders.

As of December 31, 2017, the Company had credit availability of $5,576 under the Credit Facilities based on eligible receivables and vessel collateral value and the aggregate principal amount outstanding under the First Lien Credit Agreement was $149,042.

As discussed in Note 2, on January 29, 2018, the Debtors filed the Bankruptcy Cases under Chapter 11 in the Bankruptcy Court. In connection with the Bankruptcy Cases, the Debtors entered into a $25,000 DIP Facility with the DIP Lender. The Debtors have obtained interim approval from the Bankruptcy Court to borrow up to $15,000 under the DIP Facility and additional funding will be available to the Company upon final approval from the Bankruptcy Court and in accordance with the budget agreed between the Company and the DIP Lender. The DIP Facility is being provided to the Company for the purposes of financing the Company’s administrative expenses relating to the Bankruptcy Cases and other working capital needs. The DIP Facility is anticipated to provide the Company with adequate liquidity to effectively operate its business through the Bankruptcy Court.Cases.

The DIP Facility is secured by liens on substantially all of the Debtors’ assets on a subordinated basis to liens granted under the First Lien Credit Agreement. The interest rate for the DIP Facility is 6.0% and payable in kind. Pursuant to the terms of the DIP Facility, if the Plan is not consummated by March 16, 2018, (i) the interest rate of the DIP Facility increases from 6.0% to 12.0% and shifts from payable in kind to payable in cash, and (ii) a $500 fee becomes payable in kind.

The commencement of the Bankruptcy Cases constituted an event of default that accelerated the Company’s obligations under the First Lien Credit Agreement. Any efforts to enforce such payment obligations against the Debtors under the First Lien Credit Agreement are automatically stayed as a result of the filing of the Bankruptcy Cases and the holders’ rights of enforcement in respect of the First Lien Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

15.    SUBORDINATED DEBT

		December 31, 2017	March 31, 2017
a)	U.S. Dollar denominated term loan (Second Lien CDN Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	$44,321	$41,645

b)	U.S. Dollar denominated term loan (Second Lien U.S. Term loan) bearing interest at LIBOR rate (as defined) plus 9.5% or U.S. base rate (as defined) plus 8.5% at the Company’s option. The loan is repayable upon maturity on March 11, 2020.	42,623	40,049
		86,944	81,694
	Less unamortized debt issuance costs	—	(1,117)
		86,944	80,577
	Less amounts classified as current	86,944	80,577
		$—	$—

As a result of the covenant violations, the Bankruptcy Cases and other matters described below, the Company has classified the entire balance of this debt as a current liability at December 31, 2017 and March 31, 2017.

The effective interest rates at December 31, 2017, including default interest, were 15.82% (13.75% at March 31, 2017) on each of the Second Lien CDN Term Loan (defined below) and the Second Lien U.S. Term Loan (defined below).

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

As of November 28, 2017, the Company and its subsidiaries that are parties to the Second Lien Credit Agreement, the preexisting agent under the Second Lien Credit Agreement and Lightship Capital LLC entered into a resignation and assignment agreement pursuant to which, among other things, Lightship replaced the preexisting agent and became the Second Lien Agent under the Second Lien Credit Agreement.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of December 31, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. The Company, in the interim, was permitted to borrow funds at the discretion of the First Lien Lenders.

As of December 31, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $86,944.

As discussed in Note 2, on January 29, 2018, the Debtors filed the Bankruptcy Cases under Chapter 11 in the Bankruptcy Court. The Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Bankruptcy Cases constituted an event of default that accelerated the Company’s obligations under the Second Lien Credit Agreement. Any efforts to enforce such payment obligations against the Debtors under the Second Lien Credit Agreement are automatically stayed as a result of the filing of the Bankruptcy Cases and the holders’ rights of enforcement in respect of the Second Lien Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

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

The Company did not have any leases that met the criteria of a capital lease as of December 31, 2017 and March 31, 2017. Leases that do not qualify as capital leases are classified as operating leases. Operating lease rental and sublease rental payments included in general and administrative expenses are as follows:

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016

Operating leases	$174	$156	$513	$448
	$174	$156	$513	$448

The Company’s future minimum rental commitments under other operating leases are as follows.

Twelve month period ending:

December 31, 2018	$691
December 31, 2019	564
December 31, 2020	466
December 31, 2021	249
December 31, 2022	118
Thereafter	50
$2,138

As of December 31, 2017, the Company had signed contractual commitments with several suppliers totaling $3,320 ($3,051 as of March 31, 2017) in connection with capital expenditures and drydock projects due in less than one year.

17.	CONTINGENCIES

The Company is not involved in any legal proceedings which management expects to have a material adverse effect on the Company's business, financial position, results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which management believes may have a material adverse effect on the Company’s business, financial position, results of operations or liquidity. From time to time, the Company may be subject to ordinary routine litigation and claims incidental to the business principally involving commercial charter party disputes, and claims for alleged property damages, personal injuries and other matters. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  It is expected that larger claims would be covered by insurance, subject to customary deductibles, if they involve liabilities that may arise from collision, other marine casualty, damage to cargoes, oil pollution, death, or personal injuries to crew. The Company evaluates the need for loss accruals under the requirements of ASC 450 – Contingencies.  The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then the Company records the minimum amount in the range as the loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2017, an accrual of $120 ($365 as of March 31, 2017) was recorded for various claims.  Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims; however the Company cannot assure that such reserves will be sufficient to cover all costs incurred, or that insurance will be available or sufficient, or that any defenses asserted by management will be successful.

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

The accrued preferred stock dividends payable at December 31, 2017 were $5,034 and at March 31, 2017 were $3,563. As of December 31, 2017, the effective dividend rate of the preferred stock was 10.75%. As of March 31, 2017, the effective dividend rate of the preferred stock was 9.75%.

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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes shares issued to officers under employment agreements and restricted stock agreements from time to time.

Date issued	No. of Officers Covered	No. of Shares	Share Price	Reference	Expense recognized during the period
				Vesting terms	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 30, 2017	Nine months ended December 31, 2016
Jun 5, 2013	6	54,337	5.55	Restricted Share Award Agreement	—	—	—	7
				Three years in equal installments on each anniversary date.
Jul 22, 2014	10	105,189	5.90	Restricted Share Award Agreement	—	16	22	81
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	4,429	2.19	Restricted Share Award Agreement	—	1	5	2
				Three years in equal installments on each anniversary date.
Oct 27, 2015	1	10,871	2.19	Restricted Share Award Agreement	2	1	6	6
				Three years in equal installments on each of March 31.
May 31, 2016	1	102,301	0.92	Restricted Share Award Agreement	8	8	24	21
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

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

18.    STOCKHOLDERS’ EQUITY (continued)

The general characteristics of share-based awards granted under the LTIP through December 31, 2017 are as follows:

Stock Awards - All of the shares issued to non-employee outside directors vest immediately.  The first award to non-employee outside directors in the amount of 12,909 shares was made on February 13, 2008 for services through March 31, 2008.  During the fiscal year ended March 31, 2009, the Company awarded 15,948 shares for services from April 1, 2008 through December 31, 2008. The Company awarded 37,144 shares during the fiscal year ended March 31, 2010 for services from January 1, 2009 through March 31, 2010. During the fiscal year ended March 31, 2011, the Company awarded 14,007 shares for services provided from April 1, 2010 through March 31, 2011. During the fiscal year ended March 31, 2012, the Company awarded 10,722 shares for services from April 1, 2011 to March 31, 2012. During the fiscal year ended March 31, 2013, the Company awarded 10,854 shares for services provided from April 1, 2012 to March 31, 2013. During the fiscal year ended March 31, 2014, the Company awarded 19,256 shares for services rendered from April 1, 2013 to March 31, 2014. During the fiscal year ended March 31, 2015, the Company awarded 26,067 shares for services rendered from April 1, 2014 to March 31, 2015. For the fiscal year ended March 31, 2016, the Company awarded 92,167 shares for services provided from April 1, 2015 through March 31, 2016. For the fiscal year ended March 31, 2017, the Company awarded 161,733 shares for services rendered from April 1, 2016 to March 31, 2017. No such shares were awarded during the three month and nine month periods ended December 31, 2017. Grant date fair value for all these awards is the average of the high and low trading prices of the Company’s common stock on the date of grant.

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

Stock Options - Stock options granted to management employees vest over three years in equal annual installments. All options issued through December 31, 2017 expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model based on exercise price and market prices at the date of grant and other assumptions. At each grant date the Company has estimated a dividend yield of 0%.  The weighted average risk free interest rate within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, which was 4.14% for the fiscal 2009 (July 2008) grant, 0.80% to 1.60% for the fiscal 2016 grant and 1.24% for the fiscal 2017 grant. Expected volatility was 39.49% for the fiscal 2009 grant, 33.5% to 37.2% for the fiscal 2016 grant and 42.46% for fiscal 2017 grant. All of the stock options granted in February 2008 (243,199) and July 2008 (236,586), had vested as of March 31, 2017. During the twelve months ended March 31, 2017, 136,267 options expired. During the twelve month period ended March 31, 2016, 306,766 options expired. Options outstanding (341,752) at December 31, 2017 had a remaining weighted average contractual life of approximately two years and six months.

The Company recorded compensation expenses related to such stock options of $7 for the three month period ended December 31, 2017 and $24 for the nine month period ended December 31, 2017 ($25 for the three month period ended December 31, 2016 and $44 for the nine month period ended December 31, 2016). None of the outstanding stock options were in-the-money as of December 31, 2017 or December 31, 2016.

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

Restricted Stock Units - On June 27, 2014, the Company issued 30,050 Restricted Stock Units (“RSU”) to eligible U.S. and Canadian employees under the LTIP. Each RSU represents one share of the Company's common stock. The grant date fair value of each RSU was $5.99, which represents the average of the high and low sale prices of the Company’s common stock on the date of grant. One-third of the RSUs vest on March 31st of each year, beginning on March 31, 2015 and are therefore fully vested as of March 31, 2017. RSUs are not entitled to dividends or voting rights, if any, until the underlying shares of common stock are delivered. The total compensation cost of this grant is $204, net of estimated forfeitures. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period. The Company recorded expense of $Nil for the three month period ended December 31, 2017 and $15 for the nine month period ended December 31, 2016.

19.	OUTSIDE VOYAGE CHARTER FEES

Outside voyage charter fees relate to the subcontracting of external vessels chartered to service the Company’s customers and supplement the existing shipments made by the Company’s operated vessels. The Company was not part of any such arrangements during either of the three and nine month periods ended December 31, 2017 and 2016, respectively.

20.	INTEREST EXPENSE

Interest expense, net of interest capitalized is comprised of the following:

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Amortization of deferred financing costs	147	1,434	$4,052	$2,660
Long-term debt-senior	2,701	1,212	6,006	3,596
Long-term debt-subordinated	3,490	2,800	10,008	7,070
Deferred payment liability	—	3	—	19
	$6,338	$5,449	$20,066	$13,345

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

21.	RESTRUCTURING CHARGES

In connection with cost-reduction and operating efficiency initiatives, which primarily include the streamlining of certain functions, locations and the management structure to support the business, and implementing the necessary system changes to support these initiatives, the Company recorded expenses of $2,375 during the three month period ended June 30, 2016 as restructuring costs that primarily include severance costs and related benefits. The Company follows guidance provided in ASC 420, "Exit or Disposal Cost Obligations." The Company recognized the liability incurred in the three month period ended June 30, 2016 and any future operating losses will be recognized in the period(s) they are incurred. For the three and nine month periods ended December 31, 2017 the Company recognized $Nil as expenses.

The following table summarizes activities in the restructuring costs accrual balance.

Restructuring Costs
Balance as of June 30, 2016	$2,375
Payments	(1,721)
Balance as at March 31, 2017	654
Payments	(156)
Balance as at June 30, 2017	498
Payments	(160)
Balance as at September 30, 2017	338
Payments	(151)
Balance as at December 31, 2017	187

The restructuring costs accrual balance is included in accrued liabilities (see Note 13).

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

22.	SEGMENT INFORMATION

The Company has identified one reportable operating segment under ASC 280 “Segment Reporting.”

Information about geographic operations is as follows:

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016

Revenue by country:
Canada	$24,229	$22,896	$67,251	$65,191
United States	16,150	14,900	44,937	45,662
	$40,379	$37,796	$112,188	$110,853

Revenues from external customers are allocated based on the country of the legal entity of the Company in which the revenues were recognized.

	December 31, 2017	March 31, 2017
Property and equipment, net by country:
Canada	$112,908	$107,884
United States	107,455	106,162
	$220,363	$214,046
Intangible assets, net by country:
Canada	$2,563	$2,910
United States	1,665	1,917
	$4,228	$4,827
Goodwill by country:
Canada	$—	$8,284
United States	—	1,909
	$—	$10,193
Total assets by country:
Canada	$134,392	$131,198
United States	125,275	117,402
	$259,667	$248,600

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

23.    FINANCIAL INSTRUMENTS

Fair value of financial instruments

Financial instruments are comprised of cash and cash equivalents, blocked accounts (or restricted cash), accounts receivable, accounts payable, senior and subordinated debts, a deferred payment liability and accrued liabilities.  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate book values because of the short-term maturities of these instruments.  The estimated fair value of senior and subordinated debt approximates the carrying value as the debt bears interest at variable interest rates, which are based on rates for similar debt with similar credit rates in the open market.  The deferred payment liabilities are valued based on the interest rate of similar debt in the open market.

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
The foreign currency hedge contracts are measured at fair value using available rates on the similar instruments and are classified within Level 2 of the valuation hierarchy. These contracts are accounted for using the mark-to-market accounting method as if they were terminated at the day of valuation. There were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three and nine month periods ended December 31, 2017 or December 31, 2016.

The Company had no foreign currency hedge contracts open as of December 31, 2017 or March 31, 2017. For the three and nine month periods ended December 31, 2017, the fair value adjustments of the foreign currency hedge contracts resulted in a loss of $189 (gains of $584 for the three month period ended December 31, 2016 and $2,050 for the nine month period ended December 31, 2016). These gains and losses are included in the Company’s earnings, and the fair value of settlement costs to terminate the contracts was included in current liabilities on the Company's consolidated balance sheets.

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

The Company had a total of 18,633,149 shares of common stock issued and outstanding as of December 31, 2017, out of an authorized total of 50,000,000 shares. The diluted calculation considers a total of 20,944,229 and 20,828,253 shares for the three month periods ended December 31, 2017 and 2016, respectively and 20,932,220 and 20,764,783 shares for the nine month periods ended December 31, 2017 and 2016, respectively . The calculations for the three month periods ended December 31, 2017 and December 31, 2016 are anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,561,326 and 18,445,350 respectively. The calculation for nine month periods ended December 31, 2017 and December 31, 2016 are also anti-dilutive, therefore the basic and diluted weighted average shares outstanding are 18,549,317 and 18,381,880 respectively for the nine month periods. The convertible preferred shares outstanding as of December 31, 2017 and December 31, 2016 convert to an aggregate of 2,382,903 common shares based on a conversion price of $6.20 per share.

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Numerator:
Net income (loss) before preferred dividends	$(14,509)	$(189)	$(17,838)	$225
Preferred stock dividends	(518)	(426)	(1,470)	(1,207)
Net income (loss) applicable to common stockholders	$(15,027)	$(615)	$(19,308)	$(982)
Denominator:
Weighted average common shares for basic EPS	18,561,326	18,445,350	18,549,317	18,381,880
Effect of dilutive securities:
Average price during period	0.37	0.85	0.42	0.93
Long term incentive stock option plan	341,752	226,752	341,752	278,286
Average exercise price of stock options	2.98	3.85	2.98	3.85
Shares that could be acquired with the proceeds of options	—	—	—	—
Dilutive shares due to options	—	—	—	—
Restricted Stock Units (RSU)-unvested	—	10,586	—	10,586
Average grant date fair value of unvested RSU	—	5.99	—	5.99
Shares that could be acquired with the proceeds of RSU	—	—	—	—
Dilutive shares due to RSU	—	—	—	—
Incremental shares due to unvested restricted shares	—	—	—	—
Weighted average convertible preferred shares at $6.20	2,382,903	2,382,903	2,382,903	2,382,903
Weighted average common shares for diluted EPS	18,561,326	18,445,350	18,549,317	18,381,880
Basic EPS	$(0.81)	$(0.03)	$(1.04)	$(0.05)
Diluted EPS	$(0.81)	$(0.03)	$(1.04)	$(0.05)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q for the three month period ended December 31, 2017. The use of the term "GAAP" herein refers to generally accepted accounting principles in the United States of America. All dollar amounts are presented in millions except share, per share and per day amounts.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Forward-looking statements involve matters that are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Forward-looking statements include, but are not limited to, statements regarding:

•	our ability to continue as a going concern;

•	our ability to successfully complete a reorganization under Chapter 11 of the Bankruptcy Code and emerge from bankruptcy;

•	potential adverse effects of the Bankruptcy Cases (as defined below) on our liquidity and results of operations;

•	our ability to obtain timely Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases;

•	our future operating or financial results;

•	descriptions of anticipated plans, goals or objectives of our management for operations and services;

•
anticipated financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, strategic alternatives, business strategies, cost reduction and operating efficiency initiatives, and other similar statements of expectations or objectives;

•	our capital resources and the adequacy thereof, including our ability to obtain financing in the future;

•	our expectations of vessels’ useful lives and the estimated obligations, and the timing thereof, relating to vessel repair or maintenance work;

•	our expected capital spending or operating expenses, including drydocking and insurance costs;

•	our ability to remain in or regain compliance with applicable regulations and our debt covenants;

•	our ability to refinance or restructure our debt;

•	changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and

•	assumptions regarding any of the foregoing.

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
We do not assume responsibility for the accuracy and completeness of forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, any or all of the forward-looking statements contained in this report and in any other of our public statements may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. We caution that our listed risks under "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K filed with the SEC on July 6, 2017, in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2016, in Part II, Item 1A of the Company’s Quarterly

RAND LOGISTICS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
(U.S. Dollars 000’s except for Shares and Per Share data)

Report on Form 10-Q filed with the SEC on November 14, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties, and assumptions, the events anticipated by our forward-looking statements discussed in this report might not occur.

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
On December 18, 2017, Conneaut Creek Ship Repair Co., Inc. ("CCSR"), a wholly-owned subsidiary of Rand LL Holdings, was incorporated in Delaware. CCSR will provide ship repair services to the Company and its outside customers.
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
Vessel Retirement

As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long-term return on capital given the operating and capital expenses necessary to maintain the vessel. As a result, we retired this vessel as of June 30, 2016.
Nasdaq Delisting
On September 20, 2016, we received a letter from Nasdaq providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). We received an initial grace period until March 20, 2017 to regain compliance.

On March 21, 2017, we were afforded an additional 180-day grace period until September 18, 2017. On September 20, 2017, we received a letter from Nasdaq stating that due to our ongoing non-compliance with the Nasdaq listing requirements, our common stock would be suspended from trading on the Nasdaq Capital Market at the opening of business on September 29, 2017, unless we requested an appeal to the Nasdaq Hearings Panel (the “Panel”). On September 27, 2017, we requested a hearing in front of the Panel. On September 27, 2017, we received a letter from Nasdaq granting our request for a hearing and staying any delisting action, pending a final written decision from the Panel after the hearing scheduled for November 16, 2017. The Company appealed the delisting notice and appeared in front of the Panel on November 16, 2017. The Panel issued a decision on December 4, 2017 continuing our listing, conditioned upon, among other things, our ability to implement a reverse stock split and demonstrate compliance with Listing Rule 5550(a)(2) by March 19, 2018. We informed the Panel on January 2, 2018 that it would be unable to meet the requirements of the Panel's decision. On January 3, 2018, we received written notification from the Panel that the Panel determined to delist our common stock from Nasdaq and the suspension of trading became effective at the open of business on January 5, 2018. Our common stock is now quoted on the Pink Sheets as provided by the OTC Markets under the symbol “RLOG.”
Voluntary Reorganization under Chapter 11
On January 29, 2018, the Company and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Our Chapter 11 case is being administered under the caption In re: Rand Logistics, Inc. (Case No. 18-10175). The Bankruptcy Cases are being jointly administered under the caption In re: Rand Logistics, et al. We will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
The subsidiary Debtors in the Chapter 11 cases are Rand Finance Corp., Rand LL Holdings Corp., Grand River Navigation Company, Inc., Lower Lakes Transportation Company, Black Creek Shipping Company, Inc. and Black Creek Shipping Holding Company, Inc. None of the Company’s Canadian subsidiaries have filed petitions for bankruptcy protection either in the United States or Canada, and they will continue their operations in the ordinary course of business. The holders of the Company’s secured debt have agreed to forbear from taking any action with respect to the Canadian subsidiaries during the expected timeline of the Bankruptcy Cases.

Prior to the filing of the Bankruptcy Cases, on November 17, 2017, the Company and certain of its subsidiaries entered into a restructuring support agreement with the holder of all of the indebtedness outstanding under the Second Lien Credit Agreement (as defined below), Lightship Capital LLC, which sets forth the material terms of a comprehensive restructuring of the Company through a pre-packaged Chapter 11 plan of reorganization as described therein. Upon the filing of the Bankruptcy Cases, the Debtors filed with the Bankruptcy Court the Plan, consistent with the RSA. The implementation of the Plan in accordance with the RSA would result in the conversion of the Second Lien Lender’s claims into 100% of the outstanding common stock of the reorganized Company, subject to dilution as described below.
Holders of claims and interests will receive the following treatment under the proposed Plan:

·
All of the Second Lien Lender’s claims will be cancelled in exchange for 100% of the new common stock to be issued by the reorganized Company, subject to dilution for an equity incentive plan for management and directors.

·	All unsecured claims, including the claims of the Company’s vendors and trade creditors, will be paid in cash in full or reinstated.
·
Existing common and preferred shareholders of Rand will have their equity interests cancelled without receiving any recovery or consideration and will cease to have an ownership or financial interest in the reorganized Company.

·
The First Lien Lenders will be paid in full in cash under the terms of the Plan. The Debtors have also received a financing commitment to replace the Debtors’ existing revolving credit facility under the First Lien Credit Agreement and enable them to emerge from Chapter 11 with adequate liquidity upon consummation of the Plan.

The RSA contains certain covenants on the part of the Company and the Second Lien Lender including that the Second Lien Lender will vote in favor of the Plan and otherwise facilitate the restructuring transaction, in each case subject to certain terms and conditions in the RSA. Prior to filing the Bankruptcy Cases, the Company received a ballot from the Second Lien Lender, the only creditor impaired under the Plan and entitled to vote to accept or reject the Plan, voting in favor of the Plan. Under the RSA, we have agreed, among other things, to (i) support the restructuring and the Plan in accordance with the timelines set forth in the RSA, (ii) act in good faith and take all actions reasonably necessary, or as may be required by the Bankruptcy Court, to support and achieve the restructuring, (iii) provide reasonable access to the Company’s books and records, (iv) use commercially reasonable efforts to obtain any and all regulatory and/or third party approvals necessary to consummate the restructuring, and (v) take no actions inconsistent with the RSA. Pursuant to an order of the Bankruptcy Court, the ballot submitted by the Second Lien Lender now is irrevocable. The consummation of the Plan will be subject to customary conditions and other requirements.
The RSA may be terminated upon the occurrence of certain events and in the event of certain breaches by the parties under the RSA. There can be no assurance that the transactions contemplated by the RSA, the Term Sheet and the Plan will be consummated in a timely manner, or at all.
The RSA and the Plan provide for the establishment of a customary equity incentive plan at the reorganized company under which a portion of the new common stock of the reorganized Company will be reserved for grants made from time to time to the directors, officers and other key employees of the reorganized Company. The Plan also provides for (i) releases under the Plan of all claims held by the Company, the First Lien Lenders and First Lien Agent and the Second Lien Lender and Second Lien Agent and each of their current and former officers, directors, members, employees, advisors, attorneys, professionals, accountants, investment bankers and other representatives against one another and (ii) customary exculpations under the Plan.
The transactions contemplated by the Plan are expected to materially de-lever the Company’s balance sheet, eliminating approximately $92 million in outstanding debt and resulting in the Second Lien Lender becoming the owner of substantially all of the Company’s new common stock upon its emergence from Chapter 11. A hearing has been scheduled before the Bankruptcy Court on February 27, 2018 to consider approval of the Plan. Assuming the Bankruptcy Court’s approval of the Plan in late February, we expect to consummate the transactions contemplated by the Plan and emerge from Chapter 11 shortly thereafter.
In connection with the Bankruptcy Cases, we have entered into a $25,000 DIP Facility with the DIP Lender. We have obtained interim approval from the Bankruptcy Court to borrow up to $15,000 under the DIP Facility and additional funding will be available to us upon final approval from the Bankruptcy Court and in accordance with the budget agreed between the Company and the DIP Lender. The DIP Facility is being provided to us for the purposes of financing the Company’s administrative expenses relating the Bankruptcy Cases and other working capital needs. The DIP Facility is anticipated to provide us with adequate liquidity to effectively operate our business through the Bankruptcy Cases. We have also received a commitment for exit financing to repay our obligations under the First Lien Credit Agreement and to enable us to emerge from the Bankruptcy Cases with adequate liquidity upon consummation of the Plan.

The commencement of the Bankruptcy Cases constituted an event of default that accelerated ours obligations under the First Lien Credit Agreement and the Second Lien Credit Agreement (collectively, the “Debt Documents”). Any efforts to enforce such payment obligations against the Debtors under the Debt Documents are automatically stayed as a result of the filing of the Bankruptcy Petitions and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.
Sale Process

Prior to the commencement of the Bankruptcy Cases, the Company’s investment bankers, in consultation with the Company’s board, management and outside counsel, began marketing the Company for sale in August 2017. After a lengthy process, the Company determined that the transaction proposed by the Second Lien Lender pursuant to the RSA and the Plan represented the most value maximizing option available to the Company. The RSA allowed the Company to, concurrently with its efforts to consummate the Plan in accordance with the timeframes set forth in the RSA, continue the marketing process previously initiated by the Debtors to pursue a sale of the Company’s assets or equity. Following the execution of the RSA, the

Company’s investment bankers notified interested parties that the RSA had been signed and that bidders had until the end of 2017 to submit improved offers. The sale process ended at the end of 2017 without any further developments.

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

Results of Operations for the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016
Selected Financial and Operating Information

(USD in 000's)	Three months ended December 31, 2017	Three months ended December 31, 2016	$ Change	% Change
Revenue:
Freight and related revenue	$37,006	$35,866	$1,140	3.2%
Fuel and other surcharges	3,373	1,930	1,443	74.8%
Total	$40,379	$37,796	$2,583	6.8%
Expenses:
Vessel operating expenses	25,764	22,225	3,539	15.9%
Repairs and maintenance	34	27	7	25.9%
Operating loss plus depreciation, amortization of drydock costs, amortization of intangibles and (loss) on foreign exchange.	$8,752	$11,747	$(2,995)	(25.5)%
OPERATING (LOSS) INCOME	$(147)	$5,212	$(5,359)	(102.8)%

Sailing Days:	1,285	1,281	4	0.3%
Number of vessels operated:	14	14	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$28,798	$27,998	$800	2.9%
Fuel and other surcharges	$2,625	$1,507	$1,118	74.2%

Expenses per Sailing Day:
Vessel operating expenses	$20,050	$17,350	$2,700	15.6%
Repairs and maintenance	$26	$21	$5	23.8%

The following table provides a reconciliation of operating loss plus depreciation, amortization of drydock costs, amortization of intangibles and (loss) on foreign exchange during the three month periods ended December 31, 2017 and December 31, 2016 (USD in 000's):

	Three months ended December 31, 2017	Three months ended December 31, 2016
Operating (Loss) Income	$(147)	$5,212
Depreciation	7,280	5,185
Amortization of drydock costs	997	746
Amortization of intangibles	255	247
Loss on foreign exchange	367	357
Operating (loss) income plus depreciation, amortization of drydock costs, amortization of intangibles and (loss) on foreign exchange.	$8,752	$11,747

The following table summarizes the changes in the components of our revenue and certain expenses during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Total revenue	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Three month period ended December 31, 2016	1,281	$35,866	$1,930	$37,796	$22,225	$27	$3,797	$11,747
Changes compared to the three month period ended December 31, 2017:
Change attributable to Canadian dollar exchange rate	—	1,001	137	1,138	699	3	43	393
Net change on a constant currency basis	4	139	1,306	1,445	2,840	4	1,989	(3,388)
Total Change	4	$1,140	$1,443	$2,583	$3,539	$7	$2,032	$(2,995)
Three month period ended December 31, 2017	1,285	$37,006	$3,373	$40,379	$25,764	$34	$5,829	$8,752
*Operating loss (income) plus depreciation, amortization of drydock costs, amortization of intangibles and (loss) on foreign exchange.
Total revenue during the three month period ended December 31, 2017 was $40.4 million, an increase of 6.8%, compared to $37.8 million during the three month period ended December 31, 2016. This increase was primarily attributable to the higher tonnage carried by our ships, spot business opportunities from new and existing customers, contractual price increases, higher fuel surcharge recovery and a stronger Canadian dollar partially offset by higher Delay Days compared to three month period ended December 31, 2016. On a constant currency basis, our total revenue increased 3.8%, or $1.4 million, during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016.
Freight and other related revenue generated from Company-operated vessels increased $1.1 million or 3.2%, to $37.0 million during the three month period ended December 31, 2017 compared to $35.9 million during the three month period ended December 31, 2016. The increase was primarily a result of a stronger Canadian dollar and revenue and to a lesser extent, tonnage associated with 4 more sailing days compared to the three month period ended December 31, 2016. On a constant currency basis, freight and other related revenue increased 0.4%, or $0.1 million, during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016.
According to the Lake Carriers' Association, during the three month period ended December 31, 2017, U.S.-flagged vessels on the Great Lakes experienced a 1.73% increase in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 4.5% decrease in iron ore tonnage carried and a 23.4% increase of aggregates tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the three month period ended December 31, 2017 increased marginally by 0.5% compared to the three month period ended December 31, 2016, mainly due to an increase in our construction aggregates tonnage and our grain tonnage hauled offset by a decrease in iron ore tonnage.  During the three month period ended December 31, 2017, our construction aggregates tonnage hauled increased 8.7%, compared to the three month period ended December 30, 2016 due to stronger demand for infrastructure projects during the third quarter of fiscal 2017. Our iron ore tonnage decreased by 15.7% during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016 due to slower demand for steel for export markets during the third quarter of fiscal 2017. Grain tonnage increased by 4.6% during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016 due to higher demand. Our total salt tonnage hauled was flat for the three month periods ended December 31, 2017 and December 31, 2016.

We operated fourteen vessels (the “Operated Vessels”) during the three month period ended December 31, 2017 and December 31, 2016. We operated a total of 1,285 Sailing Days in the three month period ended December 31, 2017, compared to 1,281 Sailing Days in the three month period ended December 31, 2016. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 92 Sailing Days in the third fiscal quarter, assuming average weather conditions, no major repairs, incidents or vessel layups. Each of the Company’s Operated Vessels sailed an average of approximately 91.8 Sailing Days during the three month period ended December 31, 2017 compared to 91.5 Sailing Days during the three month period ended December 31, 2016. Our Operated Vessels operated for 99.8% of the theoretical maximum Sailing Days for the three month period ended December 31, 2017, compared to 99.5% of the theoretical maximum Sailing Days for the three month period ended December 31, 2016.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 156 Delay Days during the three month period ended December 31, 2017 compared to 133 Delay Days during the three month period ended December 31, 2016. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 12.1% during the three month period ended December 31, 2017 compared to 10.4% during the three month period ended December 31, 2016.

Freight and related revenue per Sailing Day increased to $28,798 per Sailing Day during the three month period ended December 31, 2017 compared to $27,998 per Sailing Day during the three month period ended December 31, 2016. This revenue increase was primarily due to a stronger Canadian dollar. On a constant currency basis, freight and related revenue per Sailing Day increased $780 per Sailing Day during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges increased $1.4 million, or 74.8%, to $3.4 million during the three month period ended December 31, 2017 compared to $1.9 million during the three month period ended December 31, 2016. Fuel and other surcharges per Sailing Day increased by $1,118, or 74.2%, to $2,625 per Sailing Day during the three month period ended December 31, 2017 compared to $1,507 per Sailing Day during the three month period ended December 31, 2016. These increases were primarily attributable to increased fuel prices during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016. On a constant currency basis, fuel and other surcharges increased 67.7% or $1.3 million, during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016.
Vessel operating expenses increased $3.5 million, or 15.9%, to $25.8 million during the three month period ended December 31, 2017 compared to $22.2 million during the three month period ended December 31, 2016. The increase was primarily due to increased fuel prices, stronger Canadian dollar and slightly higher Sailing Days, partially offset by operating efficiencies as a result of cost efficiency initiatives realized during the three month period ended December 31, 2017. Vessel operating expenses per Sailing Day increased $2,700, or 15.6%, to $20,050 per Sailing Day during the three month period ended December 31, 2017 from $17,350 per Sailing Day during the three month period ended December 31, 2016. On a constant currency basis, vessel operating expenses increased 12.8%, or $2.8 million, during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $7 thousand to $34 thousand during the three month period ended December 31, 2017 compared to $27 thousand during the three month period ended December 31, 2016. Repairs and maintenance expenses per Sailing Day increased $5 to $26 per Sailing Day during the three month period ended December 31, 2017 compared to $21 per Sailing Day during the three month period ended December 31, 2016. On a constant currency basis, repairs and maintenance expenses increased $4 thousand during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016.
Our general and administrative expenses were $5.8 million during the three month period ended December 31, 2017 compared to $3.8 million during the three month period ended December 31, 2016. Approximately $1.5 million of the increase in general and administrative expenses relates to lender fees, legal and advisory expenses associated with our efforts to recapitalize our credit facilities and our Bankruptcy Petitions. Our general and administrative expenses equaled 15.8% and 10.6% of our freight and related revenue for the three month periods ended December 31, 2017 and December 31, 2016, respectively.
Depreciation expense was $7.3 million during the three month period ended December 31, 2017 compared to $5.2 million for the three month period ended December 31, 2016. An increase of $2.1 million was primarily attributable to winter 2017 capital expenditures and a stronger Canadian dollar.

Amortization of drydock costs was $1.0 million during the three month period ended December 31, 2017 compared to $0.7 million for the three month period ended December 31, 2016. The Company amortized the deferred drydock costs of eleven vessels during the three month periods ended December 31, 2017 and December 31, 2016.
Loss on foreign exchange was $0.4 million during the three month periods ended December 31, 2017 and December 31, 2016 . Loss on foreign exchange primarily relates to a translation of $44.3 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As a result of the items described above, operating loss during the three month period ended December 31, 2017 was $0.1 million compared to operating income of $5.2 million during the three month period ended December 31, 2016.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles and (loss) on foreign exchange decreased by $3.0 million, or 25.5%, to $8.8 million during the three month period ended December 31, 2017 from $11.7 million during the three month period ended December 31, 2016.
Interest expense, which includes $147 thousand of amortization of deferred financing costs, increased by $0.9 million or 16.3% to $6.3 million during the three month period ended December 31, 2017 from $5.4 million during the three month period ended December 31, 2016. This increase in interest expense was primarily attributable to additional pay-in-kind interest of $0.7 million related to certain covenant breaches under our second lien credit facilities, default interest related to certain covenant breaches under our credit facilities and a higher debt balance compared to the three month period ended December 31, 2017. Cash interest expense during the three month period ended December 31, 2017 equaled $5.5 million compared to $3.4 million for the three month period ended December 31, 2016.
We performed an interim goodwill impairment test on December 31, 2017 due to the planned Bankruptcy Petitions and a decline in our market capitalization. We concluded that goodwill was impaired and recorded goodwill impairment loss of $9.0 million.
Our loss before income taxes was $15.5 million during the three month period ended December 31, 2017 compared to $0.2 million during the three month period ended December 31, 2016.
Our effective tax rate was 6.4% on pre-tax loss of $15.5 million during the three month period ended December 31, 2017 compared to 14.9% on pre-tax loss of $0.2 million during the three-month period ended December 31, 2016. Our income tax benefit was $1.0 million during the three month period ended December 31, 2017 compared to an income tax benefit of $0.03 million during the three month period ended December 31, 2016. The decrease in income tax expense was due to a lower consolidated tax rate during the three month period ended December 31, 2017 compared to the three month period ended December 31, 2016. The effective tax rate for the three month period ended December 31, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily net operating losses.
Our net loss before preferred stock dividends was $14.5 million during the three month period ended December 31, 2017 compared to net income of $0.2 million during the three month period ended December 31, 2016.
We accrued $0.5 million for dividends on our preferred stock during the three month period ended December 31, 2017 compared to $0.4 million for the three month period ended December 31, 2016. This increase is attributable to a 1% increase in the effective rate of dividends for our preferred stock pursuant to the terms of our preferred stock.
Our income applicable to common stockholders was a loss of $15.0 million during the three month period ended December 31, 2017 compared to a loss of $0.6 million during the three month period ended December 31, 2016.
The Canadian dollar (CDN) strengthened by approximately 4.8% compared to the U.S. dollar (USD) during the three month period ended December 31, 2017 as compared to the three month period ended December 31, 2016, averaging approximately $0.786 USD per CDN during the three month period ended December 31, 2017 compared to approximately $0.750 USD per CDN during the three month period ended December 31, 2016. Our balance sheet translation rate increased to $0.797 USD per CDN at December 31, 2017 from $0.745 USD per CDN at December 31, 2016.
During the three month period ended December 31, 2017, we operated an average of five vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs, excluding lender fees, legal and advisory expenses associated with our efforts to reorganize the Company, are incurred in Canada. Approximately 46% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.

Results of Operations for the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016
Selected Financial and Operating Information

(USD in 000's)	Nine months ended December 31, 2017	Nine months ended December 31, 2016	$ Change	% Change
Revenue:
Freight and related revenue	$104,297	$106,489	$(2,192)	(2.1)%
Fuel and other surcharges	7,891	4,364	3,527	80.8%
Total	$112,188	$110,853	$1,335	1.2%
Expenses:
Vessel operating expenses	66,314	63,095	3,219	5.1%
Repairs and maintenance	1,236	1,112	124	11.2%
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset.	$29,894	$35,119	$(5,225)	(14.9)%
OPERATING INCOME	$10,002	$13,387	$(3,390)	(25.3)%

Sailing Days:	3,389	3,435	(46)	(1.3)%
Number of vessels operated:	14	14	—	—%
Per day in whole USD:
Revenue per Sailing Day:
Freight and related revenue	$30,775	$31,001	$(226)	(0.7)%
Fuel and other surcharges	$2,328	$1,270	$1,058	83.3%

Expenses per Sailing Day:
Vessel operating expenses	$19,567	$18,368	$1,199	6.5%
Repairs and maintenance	$365	$324	$41	12.7%

The following table provides a reconciliation of operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset during the nine month periods ended December 31, 2017 and December 31, 2016 (USD in 000's):

	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Operating Income	$10,002	$13,387
Depreciation	18,814	15,686
Amortization of drydock costs	2,628	2,353
Amortization of intangibles	760	752
Gain on foreign exchange	(2,310)	(1,306)
Restructuring charges	—	2,375
Impairment charges on retired asset	—	1,872
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset.	$29,894	$35,119

The following table summarizes the changes in the components of our revenue and certain expenses during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016:

(USD in 000's)	Sailing Days	Freight and related revenue	Fuel and other surcharges	Total revenue	Vessel operating expenses	Repairs and maintenance	General and administrative	*Subtotal
Nine month period ended December 31, 2016	3,435	$106,489	$4,364	$110,853	$63,095	$1,112	$11,527	$35,119
Changes compared to the nine month period ended December 31, 2017:
Change attributable to Canadian dollar exchange rate	—	966	116	1,082	638	7	27	410
Net change on a constant currency basis	(46)	(3,158)	3,411	253	2,581	117	3,190	(5,635)
Total Change	(46)	$(2,192)	$3,527	$1,335	$3,219	$124	$3,217	$(5,225)
Nine month period ended December 31, 2017	3,389	$104,297	$7,891	$112,188	$66,314	$1,236	$14,744	$29,894
*Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired assets.
Total revenue during the nine month period ended December 31, 2017 was $112.2 million, a increase of 1.20%, compared to $110.9 million during the nine month period ended December 31, 2016. This increase was primarily attributable to higher fuel surcharge revenue, a stronger Canadian dollar contractual price increases, and new business from our existing and new customers realized during the 2017 sailing season. These factors were offset by an inefficient trade patterns at the beginning of the 2017 sailing season and increased delay days during the nine month period ended December 31, 2017. On a constant currency basis, our total revenue increased 0.23%, or $0.3 million, during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.
Freight and other related revenue generated from Company-operated vessels decreased $2.2 million or 2.1%, to $104.3 million during the nine month period ended December 31, 2017 compared to $106.5 million during the nine month period ended December 31, 2016. The decline was primarily a result of an inefficient trade patterns at the beginning of the 2017 sailing season and slightly more Delay Days during the nine month period ended December 31, 2017 compared to the same period in 2016. On a constant currency basis, freight and other related revenue decreased 2.97%, or $3.2 million, during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.
According to the Lake Carriers' Association, during the nine month period ended December 31, 2017, U.S.-flagged vessels on the Great Lakes experienced a 1.73% increase in overall customer shipments for the commodities that we carry compared to the 2016 sailing season. During the same time period, U.S.-flagged vessels experienced a 23.4% increase of aggregates tonnage carried and a 4.5% decrease of iron ore tonnage carried. These commodities account for a significant share of the dry bulk commodities that are transported on the Great Lakes.
Total tons hauled by the Company during the nine month period ended December 31, 2017 decreased by 2.0% compared to the nine month period ended December 31, 2016, mainly due to a decrease in our grain and construction aggregates tonnage hauled offset by increases in other categories as described below.  During the nine month period ended December 31, 2017, our construction aggregates tonnage hauled decreased 8.3%, compared to the nine month period ended December 31, 2016 due to weaker customer demand at the beginning of the 2017 sailing season. Our iron ore and coal tonnage increased 4.5% and 30.2% respectively during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016 due to stronger demand for steel for local and export markets. Salt tonnage increased by 4.6% during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016 due to higher demand in the Great Lakes region at the beginning of the 2017 Sailing Season.

We operated, on average, fourteen vessels (the “Operated Vessels”) during each of the nine month periods ended December 31, 2017 and December 31, 2016. We operated a total of 3,389 Sailing Days in the nine month period ended December 31, 2017, compared to 3,435 Sailing Days in the nine month period ended December 31, 2016. Management believes that each of our Operated Vessels should achieve a theoretical maximum of 275 Sailing Days in the in the first three fiscal quarters, assuming average weather conditions, no major repairs, incidents or vessel layups. The Company’s Operated Vessels sailed an average of approximately 242 Sailing Days, during the nine month period ended December 31, 2017 compared to an average of 245 Sailing Days during the nine month period ended December 31, 2016. The change in Sailing Days was due to the late start of some of our vessels because of of a scheduled drydock project during the first and second quarter of 2017. Our Operated Vessels operated for 92.4% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2017, compared to 91.4% of the theoretical maximum Sailing Days for the nine month period ended December 31, 2016.

We also measure "Delay Days," which we define as the lost time incurred by our vessels while in operation, and includes delays caused by inclement weather, dock delays, traffic congestion, vessel mechanical issues and other varied events. We experienced 334 Delay Days during the nine month period ended December 31, 2017 compared to 268 Delay Days during the nine month period ended December 31, 2016. Such Delay Days represent a lost time factor, calculated as Delay Days as a percentage of Sailing Days, of 8.5% during the nine month period ended December 31, 2017 compared to 6.2% during the nine month period ended December 31, 2016.

Freight and related revenue per Sailing Day decreased to $30,775 per Sailing Day during the nine month period ended December 31, 2017 compared to $31,001 per Sailing Day during the nine month period ended December 31, 2016. This revenue decrease was primarily due to an inefficient trade pattern at the beginning of the 2017 sailing season and increased Delay Days. On a constant currency basis, freight and related revenue per Sailing Day decreased $511 per Sailing Day during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.
Our customer contracts have fuel surcharge provisions whereby changes in our fuel costs are passed on to our customers. Fuel and other surcharges increased $3.5 million, or 80.8%, to $7.9 million during the nine month period ended December 31, 2017 compared to $4.4 million during the nine month period ended December 31, 2016. Fuel and other surcharges per Sailing Day increased by $1,058, or 83.3%, to $2,328 per Sailing Day during the nine month period ended December 31, 2017 compared to $1,270 per Sailing Day during the nine month period ended December 31, 2016. These increases were primarily attributable to increased fuel prices during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016. On a constant currency basis, fuel and other surcharges increased 78.2% or $3.4 million, during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.
Vessel operating expenses increased $3.2 million, or 5.1%, to $66.3 million during the nine month period ended December 31, 2017 compared to $63.1 million during the nine month period ended December 31, 2016 primarily due to increased fuel prices and a stronger Canadian dollar partially offset by decreased Sailing Days and operating efficiencies as a result of cost efficiency initiatives realized during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016. Vessel operating expenses per Sailing Day increased $1,199, or 6.5%, to $19,567 per Sailing Day during the nine month period ended December 31, 2017 from $18,368 per Sailing Day during the nine month period ended December 31, 2016. On a constant currency basis, vessel operating expenses increased 4.1%, or $2.6 million, during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.
Repairs and maintenance expenses, which primarily consist of expensed winter work, increased $0.1 million to $1.2 million during the nine month period ended December 31, 2017 compared to $1.1 million during the nine month period ended December 31, 2016. Repairs and maintenance expenses per Sailing Day increased $41 to $365 per Sailing Day during the nine month period ended December 31, 2017 compared to $324 per Sailing Day during the nine month period ended December 31, 2016. On a constant currency basis, repairs and maintenance expenses increased $117 thousand during the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.
Our general and administrative expenses were $14.7 million during the nine month period ended December 31, 2017 compared to $11.5 million during the nine month period ended December 31, 2016. Approximately $2.9 million of the increase in general and administrative expenses relates to lender fees, legal and advisory expenses associated with obtaining waivers from our lenders under our credit facilities and expenses associated with our effort to recapitalize our credit facilities and file the Bankruptcy Petitions. Our general and administrative expenses equaled 14.1% and 10.8% of freight and related revenue for the nine month periods ended December 31, 2017 and December 31, 2016, respectively.

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
Depreciation expense was $18.8 million during the nine month period ended December 31, 2017 and $15.7 million for the nine month period ended December 31, 2016. An increase of $3.1 million was primarily attributable to winter 2017 and current year capital expenditures.
Amortization of drydock costs was $2.6 million during the nine month period ended December 31, 2017 and $2.4 million during the nine month period ended December 31, 2016. The Company amortized the deferred drydock costs of eleven vessels during the nine month periods ended December 31, 2017 and December 31, 2016.
Gain on foreign exchange was $2.3 million during the nine month period ended December 31, 2017 and $1.3 million during the six month period ended December 31, 2016. Gain on foreign exchange primarily relates to a translation of $44.3 million USD denominated debt incurred and carried on the balance sheet of the Canadian subsidiary and a foreign currency hedge related to the debt.
As of June 30, 2016, we determined that our smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capital given the operating and capitalized expenses necessary to continue operating the vessel. As a result, we retired this vessel as of June 30, 2016. We also determined that the carrying value of the vessel is greater than the fair value based on the price in the international market of similar vessels and scrap prices and hence we recorded impairment charges of $1.9 million including write-off of unamortized drydock costs. The operating loss of the vessel, included in the Consolidated Statement of Operations for the nine month period ended December 31, 2017 and December 31, 2016 was $Nil.
As a result of the items described above, operating income during the nine month period ended December 31, 2017 was $10.0 million compared to operating income of $13.4 million during the nine month period ended December 31, 2016.
Operating income plus depreciation, amortization of drydock costs, amortization of intangibles, (gain) on foreign exchange, restructuring charges, and impairment charges on retired asset decreased $5.2 million, or 14.9%, to $29.9 million during the nine month period ended December 31, 2017 from $35.1 million during the nine month period ended December 31, 2016.
Interest expense, which includes $4.1 million of amortization of deferred financing costs, increased by $6.7 million or 50.4% to $20.1 million during the nine month period ended December 31, 2017 from $13.3 million during the nine month period ended December 31, 2016. This increase in interest expense was primarily attributable to accelerated amortization of deferred financing costs of $3.8 million related to second lien debt, additional pay-in-kind interest of $1.9 million related to the covenant breach of our second lien credit facilities, default interest related to certain covenant breaches of our credit facilities and a higher average debt balance compared to the nine month period ended December 31, 2016. Cash interest expense during the nine month period ended December 31, 2017 equaled $14.1 million compared to $10.1 million for the nine month period ended December 31, 2016.
We performed an interim goodwill impairment test on December 31, 2017 due to the planned Bankruptcy Petitions and a decline in our market capitalization. We concluded that goodwill was impaired and recorded goodwill impairment loss of $9.0 million.

Our loss before income taxes was $19.1 million during the nine month period ended December 31, 2017 compared to income before income taxes of $0.1 million during the nine month period ended December 31, 2016.

Our effective tax rate was 6.5% on pre-tax loss of $19.1 million during the nine month period ended December 31, 2017 compared to a benefit of 268.9% on pre-tax income of $0.1 million during the nine month period ended December 31, 2016. None of our U.S. federal income tax expense is payable in cash due to our net operating loss carry-forwards ("NOL"). Our income tax provision was a benefit of $1.2 million during the nine-month period ended December 31, 2017 compared to an income tax benefit of $0.2 million during the nine-month period ended December 31, 2016. The change in income tax benefit was due to lower net income before income taxes. The effective tax rate for the nine-month period ended December 31, 2017 was lower than the statutory tax rate due to the implementation of the valuation allowance related to the net U.S. Federal and state deferred tax assets, which are primarily NOLs.

Our net loss before preferred stock dividends was $17.8 million during the nine month period ended December 31, 2017 compared to net income before preferred stock dividends of $0.2 million during the nine month period ended December 31, 2016.
We accrued $1.5 million for dividends on our preferred stock during the nine month period ended December 31, 2017 compared to $1.2 million for the nine month period ended December 31, 2016. This increase is attributable to a 1% increase in the effective rate of dividends of our preferred stock pursuant to the terms of our preferred stock.
Our income applicable to common stockholders was a loss of $19.3 million during the nine month period ended December 31, 2017 compared to a loss of $1.0 million during the nine month period ended December 31, 2016.
The Canadian dollar (CDN) strengthened during the nine month period ended December 31, 2017 compared to the U.S. dollar (USD), averaging $0.776 compared to $0.764 for nine month period ended December 31, 2016. Our balance sheet translation rate increased to 0.797 USD per CDN at December 31, 2017 from $0.745 USD per CDN at December 31, 2016.
During the nine month period ended December 31, 2017, we operated an average of five vessels in the U.S. and nine vessels in Canada. The percentage of our total freight and other revenue, fuel and other surcharge revenue, vessel operating expenses, repairs and maintenance costs and combined depreciation and amortization costs approximate the percentage of vessels operated by country. Approximately one third of our general and administrative costs, excluding lender fees, legal and advisory expenses associated with our efforts to reorganize the Company, are incurred in Canada. Approximately 47% of our interest expense is incurred in Canada, reflecting the approximate percentage of total debt. All of our preferred stock dividends are accrued in the U.S.
Impact of Inflation and Changing Prices
During each of the nine month periods ended December 31, 2017 and 2016, there were major fluctuations in our fuel costs. However, our contracts with our customers provide for recovery of these costs over specified rates through fuel surcharges. In addition, there was volatility in the exchange rate between the U.S. dollar and the Canadian dollar during each of the nine month periods ended December 31, 2017 and 2016.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations and the proceeds of our First Lien credit facility. In March 2015, the Company refinanced its senior secured debt as discussed below. Our principal uses of cash are vessel acquisitions, capital expenditures, drydock expenditures, operations and interest and principal payments under our credit facilities. Information on our consolidated cash flow is presented in the consolidated statements of cash flows (categorized by operating, investing and financing activities), which is included in our consolidated financial statements for each of the nine month periods ended December 31, 2017 and December 31, 2016.
As discussed above, on January 29, 2018, we filed the Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As contemplated by the Plan, the Second Lien Lender has agreed to convert all of the second lien debt into 100% of the new common stock of the reorganized Company (subject to dilution by shares to be issued under an equity incentive plan for management and directors). Prior to filing the Bankruptcy Cases, we received a ballot from the Second Lien Lender, the only creditor impaired under the Plan and entitled to vote to accept or reject the Plan, voting in favor of the Plan. Pursuant to an order of the Bankruptcy Court, the ballot submitted by the Second Lien Lender now is irrevocable.The transactions contemplated by the Plan will materially de-lever the Company’s balance sheet, eliminating approximately $92 million in outstanding debt and resulting in the Second Lien Lender becoming the owner of substantially all of the Company’s new common stock upon its emergence from Chapter 11.
In connection with the Bankruptcy Cases, we have entered into a $25 million, DIP Facility with the DIP Lender. We have obtained interim approval from the Bankruptcy Court to borrow up to $15 million under the DIP Facility and additional funding will be available to the Company upon final approval by the Bankruptcy Court and in accordance with the budget agreed between the Company and the DIP Lender. The DIP Facility is being provided to the Company for the purposes of financing the Company’s administrative expenses relating the Bankruptcy Cases and other working capital needs.

Company management believes that funds available through the DIP Facility will be sufficient for the Company to continue to operate its business in the ordinary course and to pay its ordinary and current expenses. We have also received a commitment for exit financing to repay our obligations under the First Lien Credit Agreement and to enable the Company to emerge from the Bankruptcy Cases with adequate liquidity upon consummation of the Plan.
The balances outstanding under our credit facilities have been reclassified as short-term obligations within our Consolidated Balance Sheet at December 31, 2017 and March 31, 2017, due to our expectation of not being able to satisfy certain financial covenants under such credit facilities during the ensuing twelve month period. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities, other than as previously discussed, that might be necessary should we be unable to continue as a going concern. Any such adjustments may have a material adverse effect on the Company’s consolidated financial statements.
Net cash used by operating activities during the nine month period ended December 31, 2017 was $1.6 million, an increase of cash used of $9.9 million, compared to cash provided by operations of $8.4 million during the nine month period ended December 31, 2016. The increase in cash used by operating activities was primarily attributable to reduced cash earnings, a higher cash outflow on drydock costs paid, a higher accounts receivable balance due to the timing of customer deliveries and cash collections for the nine month period ended December 31, 2017 compared to the nine month period ended December 31, 2016.

The Company did not incur any significant bad-debt write-offs or material slowdowns in receivable collections during either of the nine month periods ended December 31, 2017 or 2016.
Net cash used in investing activities increased by $12.4 million to $22.5 million during the nine month period ended December 31, 2017 from net cash used of $10.1 million during the nine month period ended December 31, 2016. This increase was primarily due to higher capital expenditures paid during the nine month period ended December 31, 2017 and incurred during the winter of 2017.
Net cash provided by financing activities increased $22.6 million to $24.8 million provided during the nine month period ended December 31, 2017 compared to $2.2 million provided during the nine month period ended December 31, 2016. The increase was attributable to higher net borrowings under our senior credit facilities compared to the nine month period ended December 31, 2016.

Debt

We had total debt outstanding of $234.9 million at December 31, 2017 which is comprised of amounts outstanding under our First Lien Credit Agreement (defined below) of $148.0 million and our Second Lien Credit Agreement (defined below) of $86.9 million, both presented net of unamortized debt issuance costs. As a result of the covenant violations, the Bankruptcy Cases and other matters described below, we have classified the entire balance of this debt as a current liability as of December 31, 2017 and March 31, 2017.

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

The effective interest rates at December 31, 2017, including default interest were 6.41% (3.70% at March 31, 2017) on the Canadian Revolving Facility and 8.50% (3.81% at March 31, 2017) on the U.S. Revolving Facility.

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

Any amounts outstanding under the First Lien Credit Agreement are due at maturity. In addition, subject to certain exceptions, the Borrowers will be required to make principal repayments on amounts outstanding under the Credit Facilities from the net proceeds of specified types of asset sales, debt issuances and equity offerings. No such transactions have occurred as of December 31, 2017.

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

Effective as of June 30, 2017, the parties to the First Lien Credit Agreement entered into a Second Amendment to Amendment No. 4 pursuant to which (i) the waiver with respect to our failure to deliver our audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which we shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which we shall have delivered our April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the Second Lien Lender waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio covenant for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in our audited financial statements, and (c) certain events of default having occurred under the Second Lien Credit Agreement, as discussed below, in each case, (a) through (c), through July 14, 2017.

As of December 31, 2017, we had credit availability of $5.6 million under the Credit Facilities based on eligible receivables and vessel collateral value and the aggregate principal amount outstanding under the First Lien Credit Agreement was $149.0 million.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and the Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of December 31, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. We were, in the interim, permitted to borrow funds at the discretion of the First Lien Lenders.

As discussed above, on January 29, 2018, the Debtors filed the Bankruptcy Cases under Chapter 11 in the Bankruptcy Court. The commencement of the Bankruptcy Cases constituted an event of default that accelerated the Company’s obligations under the First Lien Credit Agreement. Any efforts to enforce such payment obligations against the Debtors under the First Lien Credit Agreement are automatically stayed as a result of the filing of the Bankruptcy Cases and the holders’ rights of enforcement in respect of the First Lien Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

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

The effective interest rates at December 31, 2017, including default interest were 15.82% (13.75% at March 31, 2017) on each of the Second Lien CDN Term Loan and the Second Lien U.S. Term Loan. This is attributable to 3% pay-in-kind ("PIK") interest for the three month periods ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, related to the Fourth Amendment and Waiver To Term Loan Credit Agreement as discussed below.

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

On April 11, 2014, the parties under the Second Lien Credit Agreement entered into a First Amendment to the Second Lien Credit Agreement, which extended the due date of certain post-closing deliverables. On March 27, 2015, the parties to the Second Lien Credit Agreement entered into a Second Amendment (the “Second Amendment”) to the Second Lien Credit Agreement. The Second Amendment conformed certain provisions of the Second Lien Credit Agreement to the First Lien Credit Agreement, reduced the uncommitted incremental facility to $22,500, and also amended certain other covenants and terms thereof. On February 9, 2016, the parties to the Second Lien Credit Agreement executed a Third Amendment and Waiver Under Term Loan Credit Agreement pursuant to which the Second Lien Lender (i) waived breach of the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio, and the Maximum Total Funded Debt to EBITDA Ratio covenants contained in the Second Lien Credit Agreement which existed as of December 31, 2015; and (ii) added a temporary minimum EBITDA covenant for the period from April 1, 2016 through May 31, 2016. On August 26, 2016, the parties to the Second Lien Credit Agreement entered into a Fourth Amendment and Waiver To Term Loan Credit Agreement (the "Fourth Amendment") pursuant to which the Second Lien Lender waived the breach of certain financial and other covenants by us, including the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants therein, in each case calculated as of June 30, 2016. The Fourth Amendment also modified the Minimum Fixed Charge Coverage Ratio, the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants, further limits the exceptions to the Restricted Payments (as defined in the Second Lien Credit Agreement) allowed to be made by us, incorporated new restrictions on certain Company activities, provided for (1) additional fees, (2) additional pay-in-kind interest under certain circumstances, and (3) certain additional Events of Default (as defined in the Second Lien Credit Agreement), including the non-payment of certain current and potential future fees that become due and payable when certain milestones were not met related to our progress towards a refinancing of the Second Lien Credit Agreement.

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

Effective as of June 30, 2017, the parties to the Second Lien Credit Agreement entered into a Second Amendment to the Fifth Amendment pursuant to which (i) the waiver with respect to our failure to deliver our audited financial statements for the fiscal year ending March 31, 2017 without a qualified audit opinion was further extended to July 14, 2017, (ii) the date by which we shall have agreed to a recapitalization transaction with the Second Lien Lender was further extended to July 28, 2017, (iii) the date by which we shall have delivered our April and May 2017 monthly financial statements was extended to July 10, 2017, and (iv) the Second Lien Lender waived a breach of (a) the Maximum Senior Funded Debt to EBITDA Ratio and the Maximum Total Funded Debt to EBITDA Ratio covenants for the fiscal quarter ended March 31, 2017, and (b) the requirement that the debt under the First Lien Credit Agreement and Second Lien Credit Agreement not cease to be classified as long-term debt in our audited financial statements, in each case, (a) and (b), through July 14, 2017.

As of November 28, 2017, the Company and its subsidiaries that are parties to the Second Lien Credit Agreement, the preexisting agent under the Second Lien Credit Agreement and Lightship Capital LLC entered into a resignation and assignment agreement pursuant to which, among other things, Lightship replaced the preexisting agent and became the Second Lien Agent under the Second Lien Credit Agreement.

As of December 31, 2017, the aggregate principal outstanding under the Second Lien Credit Agreement was $86.9 million.

As of July 14, 2017, the waivers previously obtained from the First Lien Lenders and Second Lien Lender expired, resulting in the reinstatement of the previously waived events of default under the First Lien Credit Agreement and Second Lien Credit Agreement, respectively. As of December 31, 2017, the Company was not in compliance with the covenants discussed above under either credit agreement. We were, in the interim, permitted to borrow funds at the discretion of the First Lien Lenders.

As discussed above, on January 29, 2018, the Debtors filed the Bankruptcy Cases under Chapter 11 in the Bankruptcy Court. The commencement of the Bankruptcy Cases constituted an event of default that accelerated the Company’s obligations under the Second Lien Credit Agreement. Any efforts to enforce such payment obligations against the Debtors under the Second Lien Credit Agreement are automatically stayed as a result of the filing of the Bankruptcy Cases and the holders’ rights of enforcement in respect of the Second Lien Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

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
As of December 31, 2017, we had $5.0 million of unpaid accrued dividends on our preferred stock compared to $3.6 million at March 31, 2017. This increase is attributable to an increase in the effective rate of preferred dividends and unpaid dividends from the current and previous periods. As of December 31, 2017, the effective rate of preferred dividends was 10.75% as compared to 9.25% at March 31, 2017.

Investments in Capital Expenditures and Drydockings
We incurred $23.6 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2017 compared to 5.6 million in paid and unpaid capital expenditures and drydock expenses during the nine month period ended December 31, 2016. The higher capital expenditures for the nine month period ended December 31, 2017 were related to several required drydock certifications due during the winter of 2017.
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

Intangible assets and goodwill

Intangible assets consist primarily of goodwill, deferred financing costs and customer relationships and contracts. Customer relationships and contracts are amortized over 15 years on a straight-line basis.

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

Once a triggering event has occurred, the recoverability test employed is based on whether the intent is to hold the asset(s) for continued use or to hold the asset(s) for sale. If the intent is to hold the asset(s) for continued use, the recoverability test involves a comparison of undiscounted cash flows excluding interest expense but including any proceeds from eventual disposition, against the carrying value of the asset(s) as an initial test. If the carrying value of such asset(s) exceeds the undiscounted cash flow, the carrying amount of the asset(s) would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value of such asset(s). The Company generally determines fair value by using the discounted cash flow method. If the intent is to hold the asset(s) for sale and certain other criteria are met (i.e., the asset(s) can be disposed of currently, appropriate levels of authority have approved the sale and there is an actively pursuing buyer), the impairment test is a comparison of the carrying value of the asset(s) to its fair value less costs to sell. To the extent that the carrying value is greater than the fair value less costs to sell, an impairment loss is recognized for the difference. As of June 30, 2016, the Company determined that its smallest carrying capacity Canadian flag bulk carrier was unlikely to generate a sufficient long term return on capitalized expenses necessary to continue operating the vessel. As a result, the Company decided to retire this vessel. The Company has also determined that the carrying value of the vessel was greater than the fair value and hence impairment charges were recorded during the three months ended June 30, 2016 to write off the carrying value of the vessel. At March 31, 2017, the Company completed the step 1 test of undiscounted cash flows for one specific asset group and determined that the carrying value of the asset(s) was not less than the undiscounted cash flows. There were no adverse changes in our markets or other triggering events that could affect the valuation of our assets during the nine month period ended December 31, 2017.

Evaluation of goodwill for impairment

We annually (or more frequently, if required) reviews the carrying value of goodwill residing in our reporting units as of March 31, to determine whether impairment may exist. GAAP requires that goodwill and certain indefinite-lived intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a three-step process. The first step of the goodwill impairment test is to determine if we can perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. Only if the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the next two steps of the goodwill impairment test. The second step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of our two reporting units, which are our Canadian and U.S. operations (excluding the parent entity), are determined using various valuation techniques with the primary techniques being a discounted cash flow analysis and peer analysis. A discounted cash flow analysis requires various judgmental assumptions, including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on our forecast and long-term estimates. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the third step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the existing assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2017, we conducted the quantitative assessment and determined that the fair values of its two reporting units were greater than their carrying amounts

We performed an interim good will impairment test on December 31, 2017 due to the Bankruptcy Petitions and a decline in our market capitalization. We concluded that goodwill was impaired and recorded goodwill impairment loss of $9,021.
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

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known. For a discussion of how these and other factors may affect our business, see "Cautionary Note Regarding Forward-Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2017 and in this Quarterly Report on Form 10-Q for the nine month period ended December 31, 2017.

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
Evaluation of Disclosure Controls and Procedures.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, with the participation of our Principal Executive Officer and Principal Financial Officer, as well as other members of our management. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting during the third quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 2 "Subsequent Event - Chapter 11 Proceedings and Going Concern" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report on Form 10-Q relating to certain bankruptcy proceedings, which information is incorporated by reference herein.

Item 1A.   Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this report, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (our “Annual Report”), including the risk factors identified in Part I-Item 1A (Risk Factors) of our Annual Report, and the risk factors identified in Part II-Item 1A of the quarterly report on form 10-Q for the quarters ended June 30, 2017 and September 30, 2017. This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks Related to Our Bankruptcy Cases
As a result of the filing of the Bankruptcy Petitions, we are subject to the risks and uncertainties associated with bankruptcy proceedings, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.
For the duration of the Bankruptcy Cases (In re Rand Logistics, Inc. et al.), our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:
•our ability to obtain the Bankruptcy Court’s approval with respect to motions filed in the Bankruptcy Cases from time to time;
• our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;
•our ability to comply with the RSA terms and conditions;
•our ability to maintain our relationships with our service providers, vendors, customers, employees and other third parties;
•our ability to confirm and consummate the Plan;
•our ability to fund and execute our business plan; and
•our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our suppliers, customers and employees.   In particular, critical vendors may determine not to do business with us due to our Chapter 11 filing and we may not be successful in securing alternative sources.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
As a result of the Bankruptcy Cases, our financial results may be volatile and may not reflect historical trends.
During the pendency of the Bankruptcy Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract assumptions, terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may experience increased levels of employee attrition as a result of the Bankruptcy Cases.
As a result of the Bankruptcy Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Bankruptcy Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations. As previously disclosed, Mark S. Hiltwein, our Chief Financial Officer, has resigned from his position to be effective upon the consummation of the Plan. We may be unable to hire a successor as Chief Financial Officer in a timely manner and this may negatively impact our business, financial condition and results of operations.
If we are not able to obtain confirmation of the Plan, or if current financing is insufficient or exit financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of the Plan by the Bankruptcy Court. If confirmation of the Plan by the Bankruptcy Court does not occur, we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.
Our post-bankruptcy capital structure has yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
Our capital structure will be set pursuant to the Plan, Subject to Bankruptcy Court’s approval. The Plan currently provide that our existing common and preferred shareholders will have their equity interests cancelled without receiving any recovery or consideration and will cease to have an ownership or financial interest in the reorganized Company. In addition, all of the Second

Lien Lender’s claims will be cancelled in exchange for 100% of the new common stock to be issued by the reorganized Company, subject to dilution for an equity incentive plan for management and directors. Prior to filing the Bankruptcy Cases, we received a ballot from the Second Lien Lender, the only creditor impaired under the Plan and entitled to vote to accept or reject the Plan, voting in favor of the Plan. Pursuant to an order of the Bankruptcy Court, the ballot submitted by the Second Lien Lender now is irrevocable. The success of our reorganization depends on approval of the Plan by the Bankruptcy Court and the continued willingness of our Second Lien Lender to engage in the exchange of debt for equity. There can be no guarantee of our successful emergence from the Bankruptcy Cases. Even if we emerge successfully from Chapter 11, our existing equity holders will find that their holdings no longer have any value. Further, there can be no assurance that any new debt or equity securities that are incurred or granted pursuant to the Plan will maintain their value after the time of issuance or incurrence.
 Risks Related to our Common Stock
Our common stock was delisted from Nasdaq and is currently trading on the Pink Sheets, which could have adverse consequences on our investors.
On January 3, 2018, we received notice from Nasdaq indicating that Nasdaq had determined to suspend our common stock from trading, effective with the open of business on January 5, 2018. Nasdaq’s decision was based on our notice to Nasdaq that we would be unable to meet the Nasdaq Hearings Panel decision and regain compliance with the minimum $1.00 bid price per share requirement for continued listing under Listing Rule 5550(a)(2). Our common stock is currently quoted on the Pink Sheets as provided by the OTC Markets under the symbol “RLOG.” Stocks quoted on the Pink Sheets generally have a more limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national exchanges. Many institutional investors have investment policies which prohibit them from trading in stocks on the Pink Sheets. As a result of our delisting from trading on Nasdaq, and the subsequent quotation of our common stock on the Pink Sheets, we and our investors could face adverse consequences, including:
•limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•increased volatility in the market price and trading volume for our securities;
•a determination that our common stock is a “penny stock” which would require brokers trading in our common;
•stock to adhere to more stringent rules and possibly result in a reduced level of trading activity for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Risk Related to Tax Act
The impact of recently enacted U.S. tax laws is not yet clear.
Congress recently enacted legislation commonly known as “ The Tax Cuts and Jobs Act” (the “Act”). The Act made significant changes to U.S. federal income tax laws. Certain provisions of the Act could have an adverse effect on the financial condition of the Company or its affiliates. The interpretations of many provisions of the Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Act will be issued or the impact of any such guidance on the Company. Certain key provisions of the Act that could impact us include, but are not limited to international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

 (a) Exhibits

10.1	Restructuring Support Agreement, dated as of November 17, 2017, by and among Rand Logistics, Inc., its direct and indirect subsidiaries, and Lightship Capital LLC. (1)

31.1†	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan, contract or arrangement.
† Filed herewith.
*** Furnished herewith.
(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2017 (SEC File No. 001-33345).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND LOGISTICS, INC.

Date:	February 14, 2018	/s/ Edward Levy
Edward Levy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 14, 2018	/s/ Mark S. Hiltwein
Mark S. Hiltwein
Chief Financial Officer
(Principal Financial Officer)